Form 10KSB
period 1999-12-31
SENSE HOLDINGS INC
filed 2000-04-13
CIK 1093903

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission file number 333-87293

                              SENSE HOLDINGS, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)
         FLORIDA                                             82-0326560
         -------                                             ----------
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

                              7300 WEST McNAB ROAD
                             TAMARAC, FLORIDA 33321
                         ------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (954) 726-1422
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section 12(b) of the  Securities  Exchange Act of
1934:

         Title of Each Class          Name of Each Exchange on Which Registered

                  None                                  None

Securities  registered  under  Section 12(g) of the  Securities  Exchange Act of
1934:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                     --------------------------------------
                                (Title of Class)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December  31, 1999:  $49,192.

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on April 4, 2000 ($1.50): $4,815,915

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.10 per share (the "Common Stock"), as of March 31, 2000, was 6,072,142.

Transitional Small Business Disclosure Format (check one) Yes    No     X


                       DOCUMENTS INCORPORATED BY REFERENCE

         This Annual Report Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB, are forward-looking statements. In addition, when used in this document the words "anticipate," "estimate," "intends," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.


                                     PART 1

ITEM 1.           DESCRIPTION OF BUSINESS

         Sense Holdings, Inc. is a Florida corporation. We design, develop, manufacture and sell products that use biometric technology to verify a person's identity. Unique physical traits such as fingerprints, retina lines, voice waves and palm prints are known as biometric traits, and their use to verify a person's identity is known as biometric identification.

Corporate History

         We were organized in Idaho, under the name Century Silver Mines, Inc., on February 5, 1968. Originally, we developed mining properties, but by 1998 we had ceased those operations and sought an operating business that we might acquire.

         Sense Technologies, Inc. was organized under the laws of the State of Florida on July 13, 1998. Sense Technologies was formed for the purpose of engaging in developing and marketing biometric devices for use in employee identification and security-related products.

         In January 1999, we acquired all of the outstanding shares of Sense Technologies for a purchase price consisting of 4,026,700 of our shares, issued to the former shareholders of Sense Technologies. We now own and operate Sense Technologies, Inc. as our wholly-owned subsidiary. At the time of the acquisition, Century Silver Mines had no operations and Sense Technologies was developing its proprietary biometric security systems. Immediately following the acquisition, the former shareholders of Sense Technologies owned approximately 93% of our outstanding shares.

         At the time of the acquisition, the principal owners of Sense Technologies were Dore Scott Perler and Andrew Goldrich. Dore Perler was its president, Andrew Goldrich was its secretary and treasurer, and Messrs. Perler and Goldrich were the members of its board of directors. At the time of the acquisition, the officers and directors of Century Silver Mines were John Branz, Kirk Scott and Barbara Scott, the mother of Kirk Scott. There were 288,300 outstanding shares of Century Silver Mines owned by approximately 750 holders, none of whom, to our knowledge, owned in excess of 5% of the outstanding shares. However, we understand that Kirk Scott, Barbara Scott and James Scott, her brother-in-law, owned an aggregate of approximately 29% of the outstanding shares of Century Silver Mines at the time of the acquisition.

         In January 1999, we reduced the shares of our stock that were outstanding by combining each 7.74 shares that were outstanding, into one share. All numbers of shares in this report reflect the January 1999 share combination. In June 1999, we changed our corporate domicile from Idaho to Florida and, in connection with the domicile change, we changed our name to Sense Holdings, Inc.

Industry

         The use of unique physical traits to verify a persons' identity, is known as "biometric" identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, signature verification and voice analysis. Biometric technology has been used for decades in government and law enforcement applications. But, until recently, these systems were too expensive to manufacture to make retail marketing realistic. With the introduction of more powerful computers and the development of more advanced software applications, biometric identification techniques can be adapted for commercial purposes on an economically feasible basis.

         We believe that fingerprint identification is far more effective in authenticating employees' actual attendance at work than traditional time clock verification. By authenticating a person's identity, biometric identification can substantially reduce incidents of employee fraud inherent in the use of other forms of employee identification and attendance verification, such as punch clocks. We also believe that fingerprint verification is less intrusive, more widely accepted and more cost effective than other available forms of biometric identification systems.

Products

         We currently have one biometric security identification system, which we call "CheckPoint T/A(TM)". CheckPoint T/A(TM) has hardware and software components that identify an employee by comparing his or her fingerprint to the fingerprint on file with the employer, while gathering time and attendance data each time the employee's fingerprint is read. The user's fingerprint is scanned by means of an optical reader with sensors that scan and capture the image of the fingerprint. The image is then converted into data that is stored in the employer's computer database as a reference for comparison to the fingerprint of the employee offered at the workplace. CheckPoint T/A(TM)'s functions include:

         o authenticating the identity of employees when they arrive at and leave work;
         o  gathering data,  including the time each employee attends work;
         o performing calculations based on the data that is gathered, and exporting this information electronically, to third-party payroll software, such as that provided by ADP, so that automated payroll checks can be produced;
         o granting access to locked buildings, offices or other secured areas; and
         o  producing logs and reports related to the foregoing.

         We have completed the production of pilot versions of CheckPoint T/A(TM), and have built and shipped 15 prototypes that are being field tested by a limited group of select customers. We commenced delivery of these products in the third quarter of fiscal 1999 and began generating revenues from those sales in the fourth quarter. We also have firm orders for an additional 30 systems. These systems are scheduled for shipment in the first quarter of 2000. We recently completed development of a second generation product, and expect revenues from those product sales during the first half of fiscal year 2000. We also expect that enhancements to our second generation product will support a larger database, and enable us to market CheckPoint T/A(TM) to larger companies, resulting in a greater profit margin to us. We anticipate that enhanced versions of our product will be available for shipment during the first half of fiscal 2000.

         We are also developing a modified version of CheckPoint T/A(TM), to be known as CheckPoint A/C(TM). CheckPoint A/C(TM) will incorporate "access control" functions into our CheckPoint T/A(TM) system. These functions will provide user access to buildings, offices and other secure areas, based upon authentication of the user's fingerprint. The program can incorporate different levels of security to permit access to places based upon the level of the user's security clearance.

         To date, we have developed a CheckPoint T/A(TM) system that incorporates access control for single door access. We are currently developing software application infrastructure that will enable a single CheckPoint T/A(TM) system to control access to multiple locations. We intend to market CheckPoint A/C(TM) at a higher price than CheckPoint T/A(TM), to provide for the increased level of technology and functionality provided by CheckPoint T/A(TM) .

Product Development, Manufacturing and Assembly

         A CheckPoint T/A(TM) system consists of an optical fingerprint scanner with sensors, a custom-built Pentium-based computer with VGA color display and our proprietary software.

         The software portion of CheckPoint T/A(TM) has been developed by our in-house computer programmers and software engineers. The source code for the software is our proprietary property. This software enables CheckPoint T/A(TM) to gather, filter and sort data, generate reports from the data and compute payroll information for transmission to third party payroll services.

         We obtain most of the hardware components for CheckPoint T/A(TM) off-the-shelf, from various vendors. However, certain hardware components are designed to our specifications and manufactured exclusively for us by Test Systems Engineering.

         We have entered into a strategic alliance with Test Systems Engineering. Test Systems Engineering will design, engineer, configure and assemble the hardware components of CheckPoint T/A(TM), in consultation with us, and to our specifications. All product testing and assembly will be performed at Test Systems Engineering's facilities, in order to maintain quality control. Our agreement with Test Systems Engineering terminates on December 31, 2005, but, as long as we remain in compliance with our obligations under the agreement, it will be automatically renewed for consecutive one year terms. For its services, Test Systems Engineering receives a fee payable at the rate of $75 per hour. We are dependent on Test Systems Engineering for its services in producing CheckPoint T/A(TM).

         We have entered into a license agreement with SAC Technologies, Inc. Under this agreement, we have the non-exclusive right to include SAC's technology in our identification systems. This technology consists of the optical fingerprint scanner with sensors and related software that converts a fingerprint image into data that is stored in CheckPoint T/A(TM)'s database. We have agreed to pay SAC a one time license fee of $100,000 for the right to use its technology and manufacture and market CheckPoint T/A(TM) under our name. We also agreed to pay royalties to SAC of $50 per system sold, with annual minimum royalties of $50,000. We have paid SAC $37,500 and must pay the balance to SAC in three quarterly payments. Our agreement with SAC continues until December 21, 2002, but as long as we are not in default of our obligations, the license agreement will be renewed annually provided that we increase our purchases from

SAC by at least 20% over the preceding year.

         We have been advised that, for reasons unrelated to us, SAC is not currently able to deliver products to us, as contemplated by our agreement with SAC. While we have participated in discussions with SAC, at this time we are unable to determine when or if SAC will be in a position to deliver products we have ordered. We desire to continue our relationship with SAC and have not yet determined what, if any, action we will take against SAC, including whether we will seek to recover amounts we previously paid to SAC.

         In light of SAC's inability to deliver product to us at this time, we have identified technology that serves as a viable alternative to SAC's technology, as well as a source from whom we can obtain such technology. The alternative technology is silicon-based, rather than the optical technology used by SAC. The silicon-based technology is used in conjunction with related software, as well as our own software that interfaces between the silicon product and our CheckPoint T/A(TM) system. We currently purchase the silicon-based technology from a provider located in Melbourne, Florida, on a purchase order basis. We believe that this supplier is able to provide us with our foreseeable requirements for these silicon-based products; however, we do not currently have a written contract with the supplier.

         We do not anticipate that we will experience any material delay in delivering our products as a result of the shift from optical to silicon-based technology.

         We have entered into an agreement with Integrated Design, Inc. under which Integrated Design has agreed to develop a software program to enable the payroll data produced by CheckPoint T/A(TM) to be transferred to third party payroll services such as ADP and Paychex. We have agreed to license the software from Integrated Design and pay license fees aggregating at least $100,000 during the first two years of the agreement. We have also agreed to pay Integrated Design a $10,000 software development fee. The agreement is for a term of five years, with five year renewal terms, but may be canceled by either party on 90 days written notice. The agreement also provides us access to the software and allows us to continue to use Integrated Design's software in the event of their dissolution, bankruptcy or similar events.

         From our inception in July 1998 through December 31, 1999, we have spent $218,520 on research and development activities.

Sales and Marketing

         We intend to market CheckPoint T/A(TM) systems for base prices ranging from $5,995 to $7,995, depending on the number of employees who will be tracked on the system. Expansion modules can be added in one hundred employee increments, for $495. We will also offer software updates and on-site service contracts for additional fees.

         Initially, we will market CheckPoint T/A(TM) to manufacturers and retailers with at least 15 employees. We plan to sell CheckPoint T/A(TM) and future products through an in-house sales force who will use telemarketing lead generation, direct marketing programs, trade show participation, and local, regional and national advertising campaigns to generate sales. We are also evaluating whether our biometric technology can be used to conduct secure commerce over the Internet.

         We have also engaged independent sales representatives to market our products in the Atlanta, New York, Miami and Los Angeles markets. We intend to engage sales representatives to cover additional territories over the next 12 months. Initially, we intend to seek penetration of the retail merchandise, home and business security, food processing facilities, textile manufacturing and trucking and transport distribution markets through the services of these representatives. Sales representatives are generally compensated by a commission based upon the sales prices of systems sold by them.

Intellectual Property

         We have developed our own software and we claim common law ownership of our software. We may also seek copyright protection for our software with the United States Patent and Trademark Office, and are investigating whether our CheckPoint T/A(TM) system configuration of hardware and software may be the subject of a successful patent application.

         Whether or not we obtain formal protection for our software, hardware or CheckPoint T/A(TM) system, we intend to vigorously protect our ownership rights. However, protection of our rights will not prevent others from developing similar technology on their own or developing other products that may be used for purposes similar to ours. If these events occur, others may become our competitors and our financial condition and the results of our operations may be adversely affected.

Competition

         We do not believe that intense competition currently exists for biometric security systems for use in the private sector. However, the demand for more reliable security systems is high and we expect that additional competition will develop as others develop technologies for applications similar to ours. Our ability to compete successfully will depend on many factors, including our ability to adapt to changing technologies and meet the needs of the marketplace on a price competitive and timely basis.

         Competition may come from companies using biometric fingerprint technology, as well as from companies using other biometric identification methods. Competitors also include companies marketing traditional forms of employee verification and attendance products, including time clocks, ID badges, passwords and PIN numbers. Competition is likely to include companies with longer operating histories and greater financial and other resources than we have.

         We believe that we can effectively compete in our industry because:

         o biometric identification is more reliable than traditional employment verification methods;
         o fingerprint identification is less costly and more recognized than other currently available forms of biometric identification;
         o CheckPoint T/A(TM) uses biometric technology, tracks employee attendance and performs payroll functions not available through the use of currently available competitive products;
         o biometric identification does not use ID badges, passwords , PIN numbers or other devices that have historically been misused by employees to the detriment of employers; and
         o CheckPoint T/A(TM) has other security-related applications, such as limiting access to secure areas only to personnel who are authorized and whose identity can be verified.

Our inability to compete successfully will have a material adverse effect on our financial condition and results of our operations.

Employees

         We currently employ nine people, six of whom are full-time employees, in the following capacities: three executive officers, one administrative employee, three sales and marketing personnel and two programmers. Our employees are not represented by a collective bargaining unit. We believe that relations with our employees are good.

ITEM 2.           DESCRIPTION OF PROPERTIES

         We currently lease approximately 1,300 square feet of office space at our Tamarac, Florida headquarters. The lease is with an unaffiliated party. Our monthly lease payments range from approximately $1,166 to $1,285 over the lease term. The lease expires in July 2002 and provides that we may not assign or sublet the premises without the landlord's prior written consent. These facilities are suitable and adequate for our current needs. We currently maintain commercial general liability and property insurance coverage with policy limits of $1,000,000 and $125,000, respectively. We may increase this coverage to the extent business growth dictates.

ITEM 3.           LEGAL PROCEEDINGS

         We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates a party adverse to us in any legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS

         Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol "SEHO" (previously CTSMD). Prior to February 28, 2000, our shares were listed on the National Quotation Bureau's "Pink Sheets". There is currently a limited trading market for our shares and we do not know whether an active market will develop. The reported high and low bid prices for the common stock are shown below for the period from July 1, 1997 through December 31, 1999. An "*" indicates that no trades were reported during the quarter. The quotations, which were provided by the research department of the Nasdaq Stock Market, Inc., reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period                                      High                     Low

Fourth Quarter ended 12/31/97                 *                       *

First Quarter ended 3/31/98               $.09375                  $.0625
Second Quarter ended 6/30/98                  *                       *
Third Quarter ended 9/30/98                   *                       *

Fourth Quarter ended 12/31/98                 *                        *

First Quarter ended 3/31/99               $3.50                    $1.00
Second Quarter ended 6/30/99              $1.00                     $.75
Third Quarter ended 9/30/99                   *                        *
Fourth Quarter ended 12/31/99             $1.00                    $1.00

         Our common stock is owned of record by approximately 800 holders. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         There are currently 6,072,142 shares of our common stock outstanding. Of these shares, 1,973,755 shares are freely tradeable and the balance of 4,098,387 shares are restricted and may be sold only if a registration statement covering those shares is in effect or if there is an available exemption from registration. In May 2000, approximately 4,000,000 restricted shares issued in January 1999 will become available for sale under Rule 144. If we do not have a substantial market for our shares, a significant number of shares being sold could greatly affect the market and cause a decline in the price of our common stock. Moreover, historic market prices may not be indicative of the prices at which our shares can be bought or sold.

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - July 13, 1998 (Inception) - December 31, 1998

         We generated no revenues during the period from our inception through December 31, 1998. Operating expenses were $174,629 for the period ended December 31, 1998. These expenses consisted mainly of general and administrative expenses of $99,611 primarily attributable to salaries, advertising costs of approximately $14,000, professional fees of approximately $30,000, and research and development expenses of $71,510, consisting of software purchased for use in the production of security systems.

Results of Operations - January 1, 1999 - December 31, 1999 (Audited)

         For the year ended December 31, 1999, we generated revenues of $49,192. The cost of goods sold was $35,496 resulting in a gross profit of $13,716 for the year end period. Operating expenses were $719,715 for the year ended December 31, 1999. These expenses consisted mainly of general and administrative expenses of $300,088 primarily attributable to salaries and professional fees, non-cash compensation expenses of $260,000 and research and development expenses of $147,010 consisting of software purchased for use in the production of security systems. The significant increase in our operating expenses during 1999 reflect our full year of operations, the commencement of payments of officers' salaries and salary payments for a larger technical staff, and legal and accounting fees relating to this registration statement.

Liquidity, Capital Resources and Plan of Operations

         We have financed our growth and cash requirements through capital contributions from existing shareholders. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the period from July 13, 1998 (inception) to December 31, 1999 was approximately $625,000 attributable primarily to the net loss of approximately $880,000 offset by non-cash compensation of $260,000, increases in accounts receivable of $59,000, increases in inventory of $10,000 and increases in prepaid and other current assets of $3,000 offset by increases in accounts payable and accrued expenses of $66,000. Cash used in investing activities was approximately $14,000 which was for the purchase of property and equipment. Cash provided by financing activities during the period was approximately $893,000 from the sale of common stock of $698,000 and capital contributions of $200,000 offset by loans to shareholders of approximately $5,000. Total cash increased by approximately $254,000 during the period.

         Since our inception, we have been engaged in research and development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of fiscal 1999 and began generating revenues from those sales in the fourth quarter. We recently completed development of a second generation product, and expect revenues from those product sales during the first half of fiscal year 2000. We also expect that enhancements to our second generation product will support a larger database, and enable us to market CheckPoint T/A(TM) to larger companies, resulting in a greater profit margin to us. We anticipate that enhanced versions of our product will be available for shipment during the first half of fiscal 2000.

         Based upon purchase orders we have received, anticipated future product sales and cash on hand, we do not believe that we will be required to raise additional capital in order to meet our cash flow needs over the next twelve months. However, in order to remain competitive in the marketplace, we must develop new products and enhance our existing products. Should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Additional funding may not be available to us on acceptable terms.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit year entries to distinguish years beginning with 2000 from prior years.

         We have completed the process of becoming compliant with the Year 2000 requirements at an approximate cost of $2,000. Compliance includes all phases of our information technology and non-information technology. In order to address Year 2000 concerns, we developed CheckPoint T/A(TM) to accept four digit year coding. All computer systems that we use for product development, testing and other purposes have been tested to assure Year 2000 compliance, and any failing systems were updated or replaced, and retested. Included in this process are our basic input output systems, also known as BIOS, which control the time and date functions of our products' hardware systems. Our BIOS are supplemented by a back-up, real time clock, which confirms that the BIOS function properly, and makes adjustments as are necessary.

         As discussed elsewhere in this report, we have material relationships with various third parties, including SAC Technologies, Inc., Test Systems Engineering and Integrated Design, Inc. We have contacted each of these third-parties and confirmed that their computer systems are Year 2000 compliant. We have been advised by Integrated Design that the computer systems of the major third-party payroll service providers which interfaces with the software developed for us by Integrated Design, are also Year 2000 compliant.

         Neither Sense Holdings nor any third parties with whom we have material relationships, suffered any significant adverse consequences resulting from the transition to Year 2000. However, it is possible that companies including us and our third-party contractors, will suffer adverse Year 2000 consequences over the near term. In order to minimize potential adverse effects, we have designated experienced personnel and consultants to identify, correct, test and implement solutions to Year 2000 problems, if and when they arise. In addition, we have purchased excess inventory of products and components, in the event that future Year 2000 consequences causes delays in our ability to obtain component supplies. We have also identified alternate suppliers of non-proprietary components that we may approach should our inventory of components outlast third-party vendors' Year 2000 problems. We have not established any other contingency plan to address Year 2000 issues should they arise, and we do not intend to do so.


ITEM 7.           FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' (Deficit) Equity....................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Sense Holdings, Inc. and Subsidiary
Tamarac, Florida

         We have audited the accompanying consolidated balance sheet of Sense Holdings, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the period July 13, 1998 (Inception) through December 31, 1998 and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sense Holdings, Inc. and Subsidiary as of December 31, 1999, and the results of its operations and its cash flows for the period July 13, 1998 (Inception) through December 31, 1998 and for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
February 21, 2000

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:

  Cash                                                    $ 254,317
  Accounts receivable                                        59,795
  Inventory                                                  10,345
  Loans receivable - shareholders                             4,900
  Prepaid expenses                                           37,500
  Other current assets                                        2,892
                                                           ---------
TOTAL CURRENT ASSETS                                        369,749

PROPERTY AND EQUIPMENT, net                                  11,010
                                                           ---------
                                                          $ 380,759
                                                           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                     $  65,654
                                                           ---------
TOTAL CURRENT LIABILITIES                                    65,654
                                                           ---------

STOCKHOLDERS' EQUITY:
Common stock, $.10 par value,
  10,000,000 shares authorized;
  6,072,142 shares issued and outstanding                   607,214
Additional paid-in capital                                  550,619
Accumulated deficit                                        (842,728)
                                                           ---------
TOTAL STOCKHOLDERS' EQUITY                                  277,605
                                                           ---------
                                                          $ 380,759
                                                           =========










                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year         From July 13,
                                                 Ended       1998 (Inception)
                                              December 31,    to December 31,
                                                  1999            1998
                                               -----------   ----------------


SALES                                       $      49,192    $        --

COST OF GOODS SOLD                                 35,476             --
                                               -----------    ---------------

GROSS PROFIT                                       13,716             --
                                               -----------    ---------------

OPERATING EXPENSES:

   Depreciation                                     1,927            858
   Rent                                            10,290          2,650
   Research and development                       147,010         71,510
   Non-cash compensation                          260,000             --
   General and administrative                     262,588         99,611
                                               -----------    ---------------
                                                  681,815        174,629
                                               -----------    ---------------

NET LOSS                                    $    (668,099)    $ (174,629)
                                               ===========    ===============


NET LOSS PER COMMON SHARE                   $     (0.14)      $    0.04
                                               ===========    ===============

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING                    4,759,456      4,315,000
                                               ===========    ===============











                 See notes to consolidated financial statements

                        SENSE HOLDINGS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                              Common Stock
                                       ------------------------    Additional                       Total
                                        Number of                   Paid-in       Accumulated    Stockholders'
                                          Shares        Amount      Capital        Deficit     (Deficit) Equity
                                       ---------     ----------    -----------    -----------   ---------------

Balance, July 13, 1998 (Inception)       288,708    $    28,871   $ (28,871)     $    --      $        --

Capital contribution                        --             --        58,583           --              58,583

Net loss                                    --             --             --       (174,629)        (174,629)
                                       ---------     ----------    -----------    -----------   ---------------

Balance, December 31, 1998               288,708         28,871         29,712     (174,629)        (116,046)

Issuance of common stock pursuant
to share exchange agreement            4,026,700        402,670       (402,670)          --             --

Capital contribution                        --             --          141,200           --          141,200

Cancellation of common stock             (50,000)        (5,000)         5,000           --             --

Issuance of Common Stock               1,266,734        126,673        571,377           --          698,050

Issuance of Common Stock
for services rendered                    540,000         54,000        206,000           --          260,000

Net loss                                    --             --             --         (668,099)      (705,599)
                                       ---------     ----------    -----------    -----------   ---------------

Balance, December 31, 1999             6,072,142    $   607,214    $   550,619    $  (880,228)$      277,605
                                       =========     ==========    ===========    ===========   ===============


                 See notes to consolidated financial statements.

                      SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year     From July 13,
                                                       Ended    1998 (Inception)
                                                    December 31, to December 31,
                                                        1999         1998

                                                      ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $(668,099)   $(174,629)
                                                      ---------    ---------
Adjustments to reconcile net loss to net
 cash used in operations:
  Depreciation                                           1,927          858
  Non-cash compensation                                260,000           --

Changes in assets and liabilities:
  Increase in accounts receivable                      (59,795)          --
  Increase in inventory                                (10,345)          --
  Increase in prepaid expenses                         (37,500)          --
  Increase in other current assets                      (1,258)      (1,634)
  Increase in accounts payable and accrued expenses     36,730       28,924
                                                      ---------    ---------
Total adjustments                                      189,759       28,148
                                                      ---------    ---------
NET CASH USED IN OPERATIONS                           (478,340)    (146,481)
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (4,340)      (9,455)
                                                      ---------    ---------
NET CASH FLOWS USED IN INVESTING ACTIVITIES             (4,340)      (9,455)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock to be issued     (110,500)     110,500
  Loans to shareholders                                 (4,900)          --
  Proceeds from the sale of common stock               698,050           --
  Capital contribution                                 141,200       58,583
                                                      ---------    ---------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES        723,850      169,083
                                                      ---------    ---------

NET INCREASE IN CASH                                   241,170       13,147

CASH - beginning of period                              13,147           --
                                                      ---------    ---------
CASH - end of period                                 $ 254,317    $  13,147
                                                      =========    =========






                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999

Sense Technologies, Inc.("Sense")was formed on July 13, 1998 to design, develop, manufacture and sell biometric security identification systems.

On January 19, 1999, Sense was acquired by Century Silver Mines, Inc. ("CSM"), an Idaho corporation, for 4,026,700 shares of CSM stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Sense and CSM. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Sense, pursuant to which Sense is treated as the continuing entity. In August 1999, pursuant to the approval of the Board of Directors of CSM, the name of the company changed to Sense Holdings, Inc. (the "Company").

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions have been eliminated.

         B. REVENUE RECOGNITION - The Company recognizes revenues as units of its product are shipped to its customers.

         C. EQUIPMENT - Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets.

         D. INVENTORIES - Inventories are stated at the lower of average cost or market.

         E. INCOME TAXES - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         F. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, receivables, and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

         G. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         H.       IMPAIRMENT  OF  LONG-LIVED   ASSETS  -  The  Company   reviews
                  long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets except the license agreement (see note 1 L).

         I. COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distribution to stockholders. For the period ended December 31, 1998 and 1999, the Company had deemed comprehensive income to be negligible.

         J. RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred. These costs primarily consists of fees paid for the development of the Company's software. Research and development costs for the period ended December 31, 1998 and for the year ended 1999 were $71,510 and $147,010, respectively.

         K. STOCK BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

         L. LICENSING AGREEMENTS - Licensing agreements are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of ten years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors.

         M. EARNINGS PER SHARE - The Company has adopted the provisions of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net loss per share is based on the weighted average number of shares outstanding. Potential common shares included in the computation are not presented in the financial statements as their effect would be anti-dilutive.

2.       EQUIPMENT

         Equipment is as follows:

         Computer equipment                           $         13,795
         Less: Accumulated depreciation                          2,785
                                                             ---------
                                                      $         11,010
                                                             =========

3.       COMMITMENTS

         A. RENT - The Company leases office space under operating leases commencing September 1999. The lease expires July 2002.

                  Minimum rental commitments are as follows:

         2000                          $  13,400
         2001                          $  14,340
         2002                          $   8,489


         B. LICENSE AGREEMENT - The Company entered into a licensing agreement with a software development company. Under this agreement, the Company has exclusive rights to include the software company's technology in its identification systems. The Company has agreed to pay $100,000 for the right to use this technology. The Company has also agreed to pay royalties of $50 per system sold, with annual minimum royalties of $50,000. As of December 31, 1999, the Company has paid $37,500. The Company terminated its agreement and does not intend to pay the remaining balance.

         C. EMPLOYMENT AGREEMENTS - In March 1999 the Company entered into one-year employment agreements with three officers. The total commitment to the Company for these agreements will aggregate $200,200.

4.       INCOME TAXES

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

          The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
          (loss) before provision for income taxes, the reconciliation is as follows:

                                                        For the Period
                                       Year Ended        July 31, 1998
                                       December 31,   (Inception) through
                                          1999         December 31, 1998
                                      ------------   -------------------
Taxes benefit computed at
statutory rate                     $   (289,000)      $    (69,000)
Permanent differences                   104,000                  -
Income tax benefit not utilized         185,000             69,000
                                      ------------        ---------
Net income tax benefit             $          -       $          -
                                      ============        =========

         The Company has a net operating loss carryforward for tax purposes totaling approximately $897,000 at December 31, 1999 expiring through the year 2014.

         Listed below are the tax effects of the items related to the Company's net tax liability:

         Tax benefit of net operating
         loss carryforward                      $ 254,000
         Valuation Allowance                     (254,000)
                                                 ---------
Net deferred tax asset recorded                 $       -
                                                 =========

5.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         On January 15, 1999 the Company declared a 1 for 7.74 reverse stock split. The financial statements for all periods presented have been retroactively adjusted for the stock split.

         On January 19, 1999, the Company issued 4,026,700 shares of common stock to former shareholders of Sense Technologies, Inc., in connection with the Company's acquisition of all of the issued and outstanding shares of Sense Technologies, Inc. The Company also received cash of $141,200 relating to the acquisition.

         In January 1999, the Company issued an aggregate of 290,000 shares of common stock to various consultants, in consideration of services rendered to the Company. Such shares were valued at an aggregate of $72,500 or $.25 per share. Such issuance was recorded as non-cash compensation expense.

         In March 1999, the Company issued an aggregate of 240,000 shares of common stock to various people, for an aggregate of $60,000 or $.25 per share.

         In June 1999, the Company issued 25,000 shares of common stock to various consultants, in consideration of services rendered to the Company. Such shares were valued at an aggregate of $18,750 or $.75 per share. Such issuance was recorded as non-cash compensation expense.

         In July 1999, the Company issued 225,000 shares of common stock to various consultants, in consideration of services rendered to the Company. Such shares were valued at an aggregate of $168,750 or $.75 per share.

         From April to August 1999, the Company issued an aggregate of 1,026,733 shares of common stock for an aggregate purchase price of $770,050 or $.75 per share.

         STOCK OPTION PLAN

         On July 19, 1999, the board of directors adopted the Company's 1999 stock option plan. The company has reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in the ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 1999 stock option plan is currently administered by the Company's board of directors.

         Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of the options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock at the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% f the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As December 31, 1999, the Company has not granted any options under the 1999 stock option plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table includes the names, positions held and ages of our executive officers and directors.

NAME                    AGE              POSITION
----                    ---              --------

Dore Scott Perler       39          Chief Executive Officer, President and
                                    Director

Andrew Goldrich         38          Vice President and Director

Shawn Tartaglia         30          Chief Technical Officer and Director

Julie Slater            40          Director

         Dore Scott Perler has served as our Chief Executive Officer and President and a member of our Board of Directors, since July 1998. From May 1993 to July 1998, Mr. Perler was a founder, Director, and Vice President of Sales covering the Southeast United States and Latin America, for Latinrep, Inc., a manufacturer's representative organization. He assisted in the formation of Latin Channels, a trade show for Latin American distributors.

         Andrew Goldrich has served as our Vice President and a member of our Board of Directors, since July 1998. From January 1984 to July 1998, Mr. Goldrich was Vice President of Sales and Finance for Sassy Knitting Mills, Inc., a privately-held garment manufacturer. He was a founder of Sassy Knitting Mills, where he implemented a national salesforce and was responsible for overall financial and marketing activities.

         Shawn Tartaglia has served as our Chief Technical Officer and a member of our Board of Directors, since July 1998. From November 1997 to July 1998, Mr. Tartaglia was Manager of Information Systems for CompScript, Inc., a privately-held pharmaceutical provider. From February 1993 to November 1997, he was employed by Solopak Pharmaceuticals, a privately-held pharmaceutical supplier, as its Systems and Telecommunications Manager.

         Julie Slater has served on our Board of Directors since January 1999. From 1984 and continuing until the present, Ms. Slater is Vice President of All Eyes Optical, a privately-held optometry and retail eye wear provider.

         We have also engaged several consultants who we believe are significant to our business. They are:

         Doug Kilarski is our Operations Director, Business Operations. Mr. Kilarski has served as a consultant to us, through Test Systems Engineering, since July 1998. From 1994 to the present he is the Vice President, Analyst for Aspen Business Development, a privately-held business development organization.

         Alex Schlinkmann is our Operations Director, Hardware Engineering and Manufacturing. Mr. Schlinkmann has been a consultant to us, through Test Systems Engineering, since July 1998. From 1991 to the present he serves a President and Design Engineer for Test Systems Engineering, a privately-held manufacturer of automated assembly machines.

         Jamie Schlinkmann is our Operations Director, Hardware Design. Mr. Schlinkmann is the brother of Alex Schlinkmann, and has been a consultant to us since July 1998. From 1991 to the present he serves as Vice President and Design Engineer for Test Systems Engineering, a privately-held manufacturer of automated assembly machines.

         Board Committees: We do not as yet have an audit committee or a compensation committee. However, as and when we elect independent directors, we expect to organize these committees.

         Employment Agreements. In March 1999, we entered into employment agreements with each of Dore Scott Perler, Andrew Goldrich and Shawn Tartaglia. Each agreement provides for employment at our discretion, and may be terminated at any time, for any reason not prohibited by law. The agreements require each employee to devote all of his work time and attention to our business, and contain confidentiality provisions prohibiting the employee from divulging information concerning our business to any third party. Each employee is entitled to participate in our stock option plan, and in all other benefit programs established by the board of directors for the benefit of our employees. We pay Messrs. Perler and Goldrich annual salaries at the rate of $67,600 per year, and Mr. Tartaglia at the rate of $65,000 per year.

           All directors serve for one year and until their successors are elected and qualify. Directors do not receive compensation for serving as directors. Officers are elected by the Board and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         We are not subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock.


ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each fiscal year since our inception to: (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 1999:



                                    Fiscal                             Other Annual                     LTIP     All Other
Name and Principal Position          Year        Salary       Bonus    Compensation     Options/ (#)    Payouts  Compensation
---------------------------          ----        -------      -----    ------------     ------------    -------  ------------

Dore Scott Perler, CEO               1999        $53,400         -          -               -              -       $2,329
                                     1998           -            -          -               -              -         -

Other annual compensation cosists of automobile and gas allowance ($1,429) and health insurance premiums ($900).

Option Grants in Last Fiscal Year

         The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 1999 to (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 1999.


                                                Percent of
                                Number of     Total Options/
                               Securities      SARs Granted
                               Underlying      To Employees          Exercise Or
                              Options/SARs       In Fiscal           Base Price
      Name                     Granted (#)          Year               ($/Sh)           Expiration Date

Dore Scott Perler, CEO              -               -                     -                   -


Incentive and Non-Qualified Stock Option Plan

         On July 19, 1999, the board of directors adopted our 1999 stock option plan. We have reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

         Under the stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 1999 stock option plan is currently administered by our board of directors.

         Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 1999 we have not granted any options under the 1999 stock option plan.

Option Exercises and Holdings

         The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 1999 to (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 1999.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values



                                                                            Number of
                                                                           Securities            Value of
                                                                           Underlying           Unexercised
                             Shares                                        Unexercised         In-The-Money
                            Acquired                                      Options/SARs         Options/SARs
                               On                         Value           At FY-End (#)        At FY-End ($)
                            Exercise                    Realized          Exercisable/         Exercisable/
      Name                     (#)                         ($)            Unexercisable        Unexercisable
      ----                -------------               -------------       -------------        -------------

Dore Scott Perler, CEO         -                            -                   -                   -


Long-Term Incentive Plans Awards in Last Fiscal Year


                               Number Performance
                                    of Shares         or Other            Estimated Future Payouts Under
                                    Units or        Period Until             Non-Stock Price-Based Plans
                                                                          ------------------------------
                                  Other Rights       Maturation             Threshold   Target   Maximum
      Name                            (#)             or Payout                ($or #)  ($or #)    ($ or #)
      ----                    --------------------    ---------             -------------------  ----------

Dore Scott Perler, CEO                  -                 -                      -          -      -


Limitation on Liability and Indemnification Matters

         As authorized by the Florida Business Corporation Law, our Articles of Incorporation provide that none of our directors shall be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except liability for:

        o any breach of the director's duty of loyalty to our company or its shareholders;
        o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
        o unlawful payments of dividends or unlawful stock redemptions or repurchases; and
        o any transaction from which the director derived an improper personal benefit.

         This provision limits our rights and the rights of our shareholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit our rights or the rights of any shareholder to seek injunctive relief or rescission if a director breaches his duty of care. These provisions will not alter the liability of directors under federal securities laws.

         Our Articles of Incorporation further provide for the indemnification of any and all persons who serve as our director, officer, employee or agent to the fullest extent permitted under Florida law.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, this indemnification is against public policy as expressed in the securities laws, and is, therefore unenforceable.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of March 31, 2000, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Sense Holdings, Inc., 7300 West McNab Road, Suite 117, Tamarac, Florida 33321.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

         Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from the date of this prospectus upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this prospectus, have been exercise or converted.

Name and Address of           Amount and Nature of                 Percentage
   Beneficial Owner           Beneficial Ownership                   of Class
---------------------        ---------------------                -------------
Dore S. Perler                    1,344,725                           22.1%
9400 S.W. 49th Place
Cooper City, FL 33328

Andrew Goldrich                   1,284,519                           21.2%
21653 Marigot Drive
Boca Raton, FL 33428

Shawn Tartaglia                     193,585                            3.2%
6888 Ashburn Road
Lake Worth, FL 33467

Julie Slater                         38,703                            1.0%
402 N.W. 118th Terrace
Coral Springs, FL 33071

Officers and Directors            2,861,532                           47.1%
as a group (4 persons)


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1998, Dore Scott Perler, our President and a director, and Andrew Goldrich, our Vice President and a director, founded Sense Technologies and each of them were issued 1,370,518 shares valued at par, or $137,052 each. Mr. Perler and Mr. Goldrich each subsequently contributed inventory and other fixed assets to the capital of Sense Technologies, valued at $29,291.50 each. Thereafter, Mr. Goldrich gifted 85,999 shares to a family member and Mr. Perler gifted 25,793 shares to two friends.

         In July 1998, Shawn Tartaglia, a founder of Sense Technologies, and our Chief Technology Officer and a director, was issued 193,585 shares valued at par, or $19,359.

         In August 1998, Julie Slater, a director, purchased shares of Sense Technologies for $10,000. These shares were converted into 38,703 shares of our common stock at the time we acquired Sense Technologies.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS:

Exhibit
Number                              Description

        2 Agreement and Plan of Merger between  Century  Silver Mines,  Inc. and
          Sense Holdings, Inc.(1)
   3.1(a) Articles of Incorporation of Sense Holdings, Inc.(1)
   3.1(b) Articles of Merger of Century Silver Mines,  Inc. into Sense Holdings,
          Inc. (FL)(1)
   3.1(c) Articles of Merger of Century Silver Mines,  Inc. into Sense Holdings,
          Inc. (ID)(1)
      3.2 Bylaws (1)
     10.1 Stock Option Plan (1)
     10.2 Employment Agreement between the Company and Dore Scott Perler (1)
     10.3 Employment Agreement between the Company and Andrew Goldrich (1)
     10.4 Employment Agreement between the Company and Shawn Tartaglia (1)
     10.5 Technology  License  Agreement,  as  amended,  with  SAC Technologies,
          Inc.(1)
     10.6 Lease for Tamarac Office(1)
    10.11 Manufacturing   and   Non-Compete   Agreement   with   Test    Systems
          Engineering (1)
    10.12 Sales Agreement with Integrated Design, Inc.(1)

       21 Subsidiaries of Registrant (1)
       27 Financial Data Schedule (2)
-------------------------
(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No. 333-87293).
(2) Filed herewith.

B.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Tamarac, Florida on April 10, 2000.

                                   SENSE HOLDINGS, INC.


                         By:  /s/ Dore Scott Perler
                                  -----------------
                                  Dore Scott Perler
                                  Chairman, Chief Executive Officer
                                  and Principal Financial and Accounting Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


        SIGNATURE                                 TITLE                                      DATE
        ---------                                 -----                                      ----



/s/ Dore Scott Perler                       Chief Executive Officer,                      April 10, 2000
------------------------------------
Dore Scott Perler                           President and Director
                                            (Principal Executive Officer
                                            and Principal Accounting
                                            Officer)

/s/ Andrew Goldrich                         Vice President and Director                   April 10, 2000
------------------------------------
Andrew Goldrich


/s/ Shawn Tartaglia                         Chief Technical Officer                       April 10, 2000
------------------------------------
Shawn Tartaglia                             and Director


/s/ Julie Slater                            Director                                      April 10, 2000
------------------------------------
Julie Slater


