Form 10QSB
period 2000-03-31
SENSE HOLDINGS INC
filed 2000-05-16
CIK 1093903

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        March 31, 2000
                                         ------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                             Commission file number

                              SENSE HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

         FLORIDA                                              82-0326560
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

                              7300 WEST McNAB ROAD
                             TAMARAC, FLORIDA 33321
               (Address of Principal Executive Offices)(Zip Code)

                                 (954) 726-1422
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,406,142 shares of Common Stock as of May 16, 2000.

                              SENSE HOLDINGS, INC.

                                      INDEX
                                                                            Page
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - March 31, 2000                                      F-2

         Statements of Operations  (unaudited)  for the
         Three Months Ended March 31, 2000 and 1999                          F-3

         Statements of Cash Flows (unaudited) for the
         three Months Ended March 31, 2000 and 1999                          F-4

         Notes to Financial Statements                                       F-5

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                           6-7

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                     8

Signatures                                                                    9

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 MARCH 31, 2000
                                   (unaudited)



                                     ASSETS
CURRENT ASSETS:
  Cash                                                  $ 137,609
  Accounts receivable                                      70,586
  Inventories                                               8,611
  Loans receivable - shareholders                          21,088
  Prepaid expenses                                         37,500
  Other current assets                                      2,892
                                                         ---------
   TOTAL CURRENT ASSETS                                   278,286

PROPERTY AND EQUIPMENT, net                                10,510
                                                         ---------

                                                        $ 288,796
                                                         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $  62,405
                                                         ---------
   TOTAL CURRENT LIABILITIES                               62,405
                                                         ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 10,000,000
  shares authorized; 6,072,142 shares issued
  and outstanding                                         607,214
  Additional paid-in capital                              550,619
  Accumulated deficit                                    (931,442)
                                                         ---------
   TOTAL STOCKHOLDERS' EQUITY                             226,391
                                                         ---------

                                                        $ 288,796
                                                         =========










                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                            For the Three         For the Three
                                            Months Ended          Months Ended
                                              March 31,             March 31,
                                                 2000                  1999
                                       ---------------------   -----------------
                                             (unaudited)           (unaudited)

Sales                                  $         10,791        $        -

Cost of goods sold                                7,769                 -
                                        ---------------------   ----------------

Gross Profit                                      3,022                 -

OPERATING EXPENSES:

   Depreciation                                     500                  501
   Rent                                           3,498                1,723
   Research and development                           -               36,750
   Non-cash compensation                              -               72,500
   General and administrative                    87,738               25,049
                                        ---------------------   ----------------
                                                 91,736              136,523
                                        ---------------------   ----------------

NET LOSS                               $        (88,714)       $    (136,523)
                                        =====================   ================


Net loss per common share              $          (0.01)       $       (0.03)
                                        =====================   ================

Weighted Average
Number of shares outstanding                  6,072,142            4,685,408
                                        =====================   ================











                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             For the Three       For the Three
                                             Months Ended        Months Ended
                                               March 31,          March 31,
                                                 2000               1999
                                            --------------      ---------------
                                             (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $   (88,714)       $    (136,523)
                                            --------------      ---------------
  Adjustments to reconcile net loss to
   net cash used in operations:
   Depreciation                                      500                  501
   Non-cash compensation                             -                 72,500

  Changes in assets and liabilities:
   Accounts receivable                           (10,791)                 -
   Inventories                                     1,734              (13,479)
   Other current assets                              -                (18,750)
   Accounts payable and accrued expenses          (3,249)               7,721
                                            --------------      ---------------
  Total adjustments                              (11,806)              48,493
                                            --------------      ---------------
NET CASH FLOWS USED IN OPERATIONS               (100,520)             (88,030)
                                            --------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               -                 (2,704)
                                            --------------      ---------------
NET CASH FLOWS USED IN INVESTING
 ACTIVITIES                                          -                 (2,704)
                                            --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock
   to be issued                                      -               (110,500)
  Loans to shareholders                          (16,188)                 -
  Proceeds from the sale of common stock             -                 60,000
  Capital contribution                               -                141,200
                                            --------------      ---------------
NET CASH FLOWS (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                            (16,188)              90,700
                                            --------------      ---------------

NET DECREASE IN CASH                            (116,708)                 (34)

CASH - beginning of period                       254,317               13,147
                                            --------------      ---------------

CASH - end of period                         $   137,609        $      13,113
                                            ==============      ===============





                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999 have been included.

The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

SUBSEQUENT EVENT:

In May 2000 the Company issued 334,000 shares of its common stock to various consultants, in consideration for services rendered to the Company. Such shares were valued at an aggregate of $334,000 or $1.00 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

RESULTS OF OPERATIONS - JANUARY 1, 1999 - MARCH 31, 1999 (unaudited)

We generated no revenues during the first quarter ended March 31, 1999. Operating expenses were $136,523 for the quarter ended March 31, 1999. These expenses consisted mainly of noncash compensation charges of $72,500, for shares of the Company's common stock issued for services. Additionally, general and administrative expenses totaled $25,049, primarily attributable to salaries and advertising cost of approximately $14,000, and professional fees of approximately $4,000. Research and development expenses of $36,750, consists of software purchased for use in the production of security systems and computer programming salaries.

RESULTS OF OPERATIONS - JANUARY 1, 2000 - MARCH 31, 2000 (unaudited)

For the quarter ended March 31, 2000, we generated revenues of $10,791. The cost of goods sold was $7,769 resulting in a gross profit of $3,022 and gross profit percentage of 72% for the quarter ended. Operating expenses were $91,736 for the quarter ended. These expenses consisted mainly of general and administrative expenses of $87,738 primarily attributable to salaries and professional fees.
The increase in our operating expenses of $27,713 from the same quarter in the preceding year, excluding noncash charges, is due to the commencement of payments of officers salaries and salary payments for a larger technical staff.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

We have financed our growth and cash requirements through capital contributions from existing shareholders. We do not have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

Cash used in operations for the quarter ended March 31, 2000 was approximately $101,000 attributable primarily to the net loss of approximately $89,000, increases in accounts receivable of $11,000, and decreases in accounts payable and accrued expenses of $3,200. Cash used in financing activities during the period was approximately $16,000 which was due to loans to shareholders. Total cash decreased by approximately $117,000 during the quarter.

Since our inception, we have been engaged in research and development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of fiscal 1999 and have been generating revenues since the fourth quarter of fiscal 1999. We have completed development of a second generation product, and have recognized revenue on its sales during the quarter ended March 31, 2000. We will also continue to make enhancements to our second generation product so that it will support a larger database, and enable us to market CheckPrint T/A to larger companies, resulting in a greater profit margin to us.

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

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
                  -----------------

                  Not applicable

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

                  In May 2000 the Company issued 334,000 shares of its common stock to various consultants, in consideration for services rendered to the Company. Such shares were valued at an aggregate of $334,000 or $1.00 per share.

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

                  Not applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  Not applicable

Item 5.           OTHER INFORMATION
                  -----------------

                  Not applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                   (a)       Exhibits:

                  Number     Description

                   27        Financial Data Schedule

                   (b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENSE HOLDINGS, INC. AND SUBSIDIARY



Date: May 15, 2000               /s/Dore Scott Perler
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer and
                                  Principal Accounting Officer)