Form 10QSB
period 2000-06-30
SENSE HOLDINGS INC
filed 2000-08-10
CIK 1093903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          For the quarterly period ended        June 30, 2000
                                        ----------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from _______________ to _________________

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

                              7300 WEST McNAB ROAD
                             TAMARAC, FLORIDA 33321
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 726-1422
                (Issuer's Telephone Number, Including Area Code)

Check mark whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,406,142 share of Common Stock as of August 7, 2000.

                              SENSE HOLDINGS, INC.
                                      INDEX


                                                                            Page
PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements
             Balance  Sheet - June 30, 2000  (unaudited)                       2
             Statements of Operations  (unaudited)for the
               Three  Months  and Six  Months
                 Ended  June  30,  2000 and 1999                               3
             Statements  of Cash  Flow (unaudited) for the
               Six Months Ended June 30, 2000 and 1999                         4
             Notes to Financial Statements                                     5
Item 2.    Management's Discussion and Analysis or Plan of
             Operation                                                     6 - 7
PART II. OTHER INFORMATION
Item 6.    Exhibits and reports on Form 8-K                                    8
Signatures                                                                     9

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                  JUNE 30, 2000
                                   (unaudited)



                                     ASSETS
CURRENT ASSETS:
  Cash                                                           $       74,465
  Accounts receivable                                                    40,324
  Inventories                                                            23,781
  Loans receivable - shareholders                                        13,088
  Prepaid expenses                                                       37,500
  Other current assets                                                    2,977
                                                              ------------------
TOTAL CURRENT ASSETS                                                    192,135

PROPERTY AND EQUIPMENT, net                                              10,010
                                                              ------------------

                                                                 $      202,145
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $       23,636
  Advances                                                               50,000
                                                              ------------------
TOTAL CURRENT LIABILITIES                                                73,636
                                                              ------------------

STOCKHOLDERS' EQUITY:
Common stock, $.10 par value, 15,000,000 shares
  authorized; 6,406,142 shares issued and outstanding                   640,614
Additional paid-in capital                                              854,559
Accumulated deficit                                                  (1,366,664)
                                                              ------------------
TOTAL STOCKHOLDERS' EQUITY                                              128,509
                                                              ------------------

                                                                 $      202,145
                                                              ==================













                 See notes to consolidated financial statements
                                        2

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                              For the Three    For the Three      For the Six      For the Six
                                               Months Ended     Months Ended      Months Ended     Months Ended
                                                 June 30,         June 30,          June 30,         June 30,
                                                  2000              1999              2000             1999
                                             --------------   ---------------    --------------   --------------
                                               (unaudited)      (unaudited)       (unaudited)      (unaudited)

Sales                                     $            -   $             -     $      10,791    $           -

Cost of goods sold                                     -                 -             7,769                -
                                             --------------   ---------------    --------------   --------------

Gross Profit                                           -                 -             3,022                -

OPERATING EXPENSES:

  Depreciation                                       500               349             1,000              850
  Rent                                             3,498             2,066             6,996            3,789
  Research and development                             -            10,357                 -           47,107
  Non-cash compensation                          337,340                 -           337,340           72,500
  General and administrative                      93,884           133,173           181,622          158,222
                                             --------------   ---------------    --------------   --------------
                                                 435,222           145,945           526,958          282,468
                                             --------------   ---------------    --------------   --------------

NET LOSS                                  $     (435,222)  $      (145,945)    $    (523,936)   $    (282,468)
                                             ==============   ===============    ==============   ==============


Net loss per common share                 $        (0.07)  $         (0.03)    $       (0.08)   $       (0.06)
                                             ==============   ===============    ==============   ==============

Weighted Average
  Number of shares outstanding                 6,294,809         5,179,319         6,183,475        4,932,364
                                             ==============   ===============    ==============   ==============


























                 See notes to consolidated financial statements
                                        3

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Six Months Ended June 30,
                                                                -----------------------------------
                                                                      2000              1999
                                                                ----------------   ----------------
                                                                  (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $        (523,936) $        (282,468)
                                                                ----------------   ----------------
  Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation                                                        1,000                850
      Non-cash compensation                                             337,340                  -

  Changes in assets and liabilities:
      Accounts receivable                                                19,471                  -
      Inventories                                                       (13,436)           (33,709)
      Other current assets                                                  (85)           (37,500)
      Accounts payable and accrued expenses                             (42,018)            18,043
                                                                ----------------   ----------------
      Total adjustments                                                 302,272            (52,316)
                                                                ----------------   ----------------

NET CASH USED IN OPERATIONS                                            (221,664)          (334,784)
                                                                ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     -             (4,340)
                                                                ----------------   ----------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   -             (4,340)
                                                                ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances                                                            50,000                  -
     Loans to shareholders                                               (8,188)                 -
     Proceeds from the sale of common stock                                   -            853,125
                                                                ----------------   ----------------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                41,812            853,125
                                                                ----------------   ----------------

NET DECREASE IN CASH                                                   (179,852)           514,001

CASH - beginning of period                                              254,317             13,147
                                                                ----------------   ----------------

CASH - end of period                                          $          74,465  $         527,148
                                                                ================   ================











                 See notes to consolidated financial statements
                                        4

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of operations and cash flows for the three-month periods ended June 30, 2000 and 1999 and six-month periods ended June 30, 2000 and 1999 have been included.

The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

ADVANCES:

The Company received a $50,000 noninterest bearing advance from a potential investor. This advance is due upon the termination of any future relationship between the Company and the investor, such relationship can be terminated at the discretion of the Company.

STOCKHOLDERS' EQUITY:

In May 2000 the Company issued 334,000 shares of its common stock to various consultants, in consideration for services rendered to the Company. Such shares were valued at an aggregate of $337,340 or $1.01 per share.

On May 31, 2000, the Company amended its articles of incorporation to increase the number of common shares it is authorized to issue from 10,000,000 to 15,000,000.

Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 1999 - June 30, 1999 (unaudited)

         We generated no revenues during the six months ended June 30, 1999. Operating expenses were $282,468 for the six months ended June 30, 1999 and $145,945 for the quarter then ended. These expenses consisted mainly of noncash compensation charges of $72,500, for shares of the Company's common stock issued for services. Additionally, general and administrative expenses totaled $158,222, primarily attributable to salaries and advertising cost of approximately $104,000, professional fees of approximately $36,000, and research and development expenses of $10,000, consisting of software purchased for use in the production of security systems and computer programming salaries.

Results of Operations - January 1, 2000 - June 30, 2000 (unaudited)

         For the six months ended June 30, 2000, we generated revenues of $10,791. The cost of goods sold was $7,769 resulting in a gross profit of $3,022 for the six months ended. No revenues were generated for the quarter ended June 30, 2000 Operating expenses were $526,958 for the six months ended and $435,222 for the quarter then ended. These expenses consisted mainly of noncash compensation charges of $337,340, for shares of the Company's common stock issued for services. Additionally, general and administrative expenses of $181,622 for the six months ended June 30, 2000 and $93,884 for the quarter ended, are primarily attributable to salaries and professional fees.

Liquidity, Capital Resources and Plan of Operations

         We have  financed  our growth  and cash  requirements  through  capital contributions from existing shareholders. Except for an advance from a propective investor, we do not have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the six months ended June 30, 2000 was approximately $221,000 attributable primarily to the net loss of approximately
$524,000 and noncash compensation expenses of approximately $337,000 and increases in inventories and other assets of $13,000, and decreases in accounts receivable of $19,000 and accounts payable and accrued expenses of $42,000. Cash used in financing activities during the period was approximately $8,000 which was due to loans given to shareholders. Total cash decreased by approximately $180,000 during the six months ended.

         Since our inception, we have been engaged in research and development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of fiscal 1999 and have been generating revenues since the fourth quarter of fiscal 1999. We have completed development of a second generation product, and have recognized revenue on its sales during the six months ended June 30, 2000. We will also continue to make enhancements to our second generation product so that it will support a larger database, and enable us to market CheckPrint T/A to larger companies, resulting in a greater profit margin to us.

         Based upon purchase orders we have received, anticipated future product sales and cash on hand, we believe that it will be necessary to raise additional capital in order to meet our cash flow needs over the next twelve months. Additionally, in order to remain competitive in the marketplace, we must develop new products and enhance our existing products. Should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Additional funding may not be available to us on acceptable terms.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
            -----------------

            Not applicable

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            -----------------------------------------

            In May 2000 the Company issued 334,000 shares of its commom stock to various consultants, inconsideration for services rendered to the Company. Such shares were valued at an aggregate of $337,340 or $1.01 per share.

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

            Not applicable

Item 5.     OTHER INFORMATION
            -----------------

            Not applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)               Exhibits:

            Number            Description

            27                Financial Data Schedule

            (b)               Reports on Form 8-K

            No   reports  on  Form  8-K  were  filed  during the  quarter  ended
            June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENSE HOLDINGS, INC. AND SUBSIDIARY



Date:    August 7, 2000          /s/Dore Scott Perler
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer and
                                 Principal Accounting Officer)