Form 10QSB/A
period 2000-06-30
SENSE HOLDINGS INC
filed 2000-11-13
CIK 1093903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                  JUNE 30, 2000
                                   (unaudited)



                                     ASSETS
CURRENT ASSETS:
  Cash                                                           $       74,465
  Accounts receivable                                                    40,324
  Inventories                                                            23,781
  Loans receivable - shareholders                                        13,088
  Prepaid expenses                                                       37,500
  Other current assets                                                    2,977
                                                              ------------------
TOTAL CURRENT ASSETS                                                    192,135

PROPERTY AND EQUIPMENT, net                                              10,010
                                                              ------------------

                                                                 $      202,145
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $       23,636
  Advances                                                               50,000
                                                              ------------------
TOTAL CURRENT LIABILITIES                                                73,636
                                                              ------------------


STOCKHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares
  authorized; 6,406,142 shares issued and outstanding                   640,614
Additional paid-in capital                                              820,825
Accumulated deficit                                                  (1,332,930)
                                                              ------------------
TOTAL STOCKHOLDERS' EQUITY                                              128,509
                                                              ------------------


                                                                 $      202,145
                                                              ==================













                 See notes to consolidated financial statements
                                        2

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                              For the Three    For the Three      For the Six      For the Six
                                               Months Ended     Months Ended      Months Ended     Months Ended
                                                 June 30,         June 30,          June 30,         June 30,
                                                  2000              1999              2000             1999
                                             --------------   ---------------    --------------   --------------
                                               (unaudited)      (unaudited)       (unaudited)      (unaudited)

Sales                                     $            -   $             -     $      10,791    $           -

Cost of goods sold                                     -                 -             7,769                -
                                             --------------   ---------------    --------------   --------------

Gross Profit                                           -                 -             3,022                -

OPERATING EXPENSES:

  Depreciation                                       500               349             1,000              850
  Rent                                             3,498             2,066             6,996            3,789
  Research and development                             -            10,357                 -           47,107
  Non-cash compensation                          303,606                 -           303,606           72,500
  General and administrative                      93,884           133,173           181,622          158,222
                                             --------------   ---------------    --------------   --------------
                                                 401,488           145,945           493,224          282,468
                                             --------------   ---------------    --------------   --------------


NET LOSS                                  $     (401,488)  $      (145,945)    $    (490,202)   $    (282,468)
                                             ==============   ===============    ==============   ==============


Net loss per common share                 $        (0.06)  $         (0.03)    $       (0.08)   $       (0.06)
                                             ==============   ===============    ==============   ==============

Weighted Average
  Number of shares outstanding                 6,294,809         5,179,319         6,183,475        4,932,364
                                             ==============   ===============    ==============   ==============


























                 See notes to consolidated financial statements
                                        3

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Six Months Ended June 30,
                                                                -----------------------------------
                                                                      2000              1999
                                                                ----------------   ----------------

                                                                  (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $        (490,202) $        (282,468)
                                                                ----------------   ----------------
  Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation                                                        1,000                850
      Non-cash compensation                                             303,606                  -


  Changes in assets and liabilities:
      Accounts receivable                                                19,471                  -
      Inventories                                                       (13,436)           (33,709)
      Other current assets                                                  (85)           (37,500)
      Accounts payable and accrued expenses                             (42,018)            18,043
                                                                ----------------   ----------------
      Total adjustments                                                 268,538            (52,316)
                                                                ----------------   ----------------

NET CASH USED IN OPERATIONS                                            (221,664)          (334,784)
                                                                ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     -             (4,340)
                                                                ----------------   ----------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   -             (4,340)
                                                                ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances                                                            50,000                  -
     Loans to shareholders                                               (8,188)                 -
     Proceeds from the sale of common stock                                   -            853,125
                                                                ----------------   ----------------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                41,812            853,125
                                                                ----------------   ----------------

NET DECREASE IN CASH                                                   (179,852)           514,001

CASH - beginning of period                                              254,317             13,147
                                                                ----------------   ----------------

CASH - end of period                                          $          74,465  $         527,148
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

STOCKHOLDERS' EQUITY:


In May 2000 the Company issued 334,000 shares of its common stock to various consultants, in consideration for services rendered to the Company. Such shares were valued at an aggregate of $303,606 or $0.91 per share.


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

Results of Operations - January 1, 2000 - June 30, 2000 (unaudited)


         For the six months ended June 30, 2000, we generated revenues of $10,791. The cost of goods sold was $7,769 resulting in a gross profit of $3,022 for the six months ended. No revenues were generated for the quarter ended June 30, 2000 Operating expenses were $493,224 for the six months ended and $401,488 for the quarter then ended. These expenses consisted mainly of noncash compensation charges of $303,606, for shares of the Company's common stock issued for services. Additionally, general and administrative expenses of $181,622 for the six months ended June 30, 2000 and $93,884 for the quarter ended, are primarily attributable to salaries and professional fees.


Liquidity, Capital Resources and Plan of Operations

         We have  financed  our growth  and cash  requirements  through  capital contributions from existing shareholders. Except for an advance from a propective investor, we do not have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.


         Cash used in operations for the six months ended June 30, 2000 was approximately $221,000 attributable primarily to the net loss of approximately
$524,000 and noncash compensation expenses of approximately $304,000 and increases in inventories and other assets of $13,000, and decreases in accounts receivable of $19,000 and accounts payable and accrued expenses of $42,000. Cash used in financing activities during the period was approximately $8,000 which was due to loans given to shareholders. Total cash decreased by approximately $180,000 during the six months ended.


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

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
            -----------------

            Not applicable

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            -----------------------------------------

            In May 2000 the Company issued 334,000 shares of its commom stock to various consultants, inconsideration for services rendered to the Company. Such shares were valued at an aggregate of $303,606 or $0.91 per share.

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