Form 10QSB
period 2000-09-30
SENSE HOLDINGS INC
filed 2000-11-14
CIK 1093903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES AND EXCHANGE
    ACT OF 1934

    For the quarterly period ended     September 30, 2000
                                       ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

    For the transition period from __________ to __________

                             Commission file number

                              SENSE HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

Florida                                                      82-0326560
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation of Organization)                               Identification No.)

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

Check whether the Registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,510,636 shares of Common Stock as of November 1, 2000.

                              SENSE HOLDINGS, INC.
                                      INDEX


                                                                            Page
Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
           Balance Sheet - September 30, 2000 (unaudited)                      2
           Statements of Operations (unaudited) for the Three
             Months and Nine Months Ended September 30, 2000
             and 1999                                                          3
           Statements of Cash Flow (unaudited) for the Nine Months
            Ended September 30, 2000 and 1999                                  4
           Notes to Consolidated Financial Statements                          5
Item 2.  Management's Discussion and Analysis or Plan of Operations          6-7
PART II  OTHER INFORMATION
Item 6.  Exhibits and reports on Form 8-K                                      7
Signatures                                                                     8

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                               SEPTEMBER 30, 2000
                                   (unaudited)



                                     ASSETS
CURRENT ASSETS:
  Cash                                                           $       60,065
  Accounts receivable                                                    62,432
  Inventories                                                           123,543
  Loans receivable - shareholders                                        16,288
  Prepaid expenses                                                       37,500
  Other current assets                                                   15,477
                                                                 ---------------
    TOTAL CURRENT ASSETS                                                315,305

PROPERTY AND EQUIPMENT, net                                               9,510
                                                                 ---------------

                                                                 $      324,815
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $      140,094
                                                                 ---------------
    TOTAL CURRENT LIABILITIES                                           140,094
                                                                 ---------------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 20,000,000 shares
   authorized; 6,510,636 shares issued and outstanding                  651,063
  Additional paid-in capital                                          1,275,110
  Beneficial conversion feature, net of note payable                    (75,000)
  Accumulated deficit                                                (1,666,452)
                                                                 ---------------
    TOTAL STOCKHOLDERS' EQUITY                                          184,721
                                                                 ---------------

                                                                 $      324,815
                                                                 ===============













                 See notes to consolidated financial statements
                                        2

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                        For the Three           For the Three             For the Nine            For the Nine
                                         Months Ended            Months Ended             Months Ended            Months Ended
                                         September 30,           September 30,            September 30,           September 30,
                                            2000                     1999                     2000                    1999
                                   ---------------------   ---------------------    ---------------------   ---------------------
                                         (unaudited)             (unaudited)              (unaudited)             (unaudited)
Sales                               $            80,800     $            54,695       $           91,591     $            54,695

Cost of goods sold                                5,238                  21,690                   13,007                  21,690
                                   ---------------------   ---------------------    ---------------------   ---------------------

Gross Profit                                     75,562                  33,005                   78,584                  33,005

OPERATING EXPENSES:

   Depreciation                                     500                     680                    1,500                   1,530
   Rent                                           3,498                   3,002                   10,494                   6,791
   Research and development                           -                  60,435                        -                 107,542
   Non-cash compensation                         81,000                 187,500                  418,340                 260,000
   Interest expense                             175,318                       -                  175,318                       -
   General and administrative                   115,034                  61,795                  296,656                 220,017
                                   ---------------------   ---------------------    ---------------------   ---------------------
                                                375,350                 313,412                  902,308                 595,880
                                   ---------------------   ---------------------    ---------------------   ---------------------

NET LOSS                            $          (299,788)    $          (280,407)     $          (823,724)    $          (562,875)
                                   =====================   =====================    =====================   =====================


Net loss per common share           $             (0.05)    $             (0.05)     $             (0.13)    $             (0.11)
                                   =====================   =====================    =====================   =====================

Weighted Average
Number of shares outstanding                  6,440,973               6,072,142                6,269,308               5,312,290
                                   =====================   =====================    =====================   =====================


























                 See notes to consolidated financial statements
                                        3

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Nine Months Ended September 30,
                                                                                ---------------------------------------
                                                                                      2000               1999
                                                                                -----------------    ------------------
                                                                                  (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $       (823,724)    $        (562,875)
                                                                                -----------------    ------------------
     Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                       1,500                 1,530
        Interest expense on beneficial conversion feature                                175,000                     -
        Non-cash compensation                                                            418,340               260,000

     Changes in assets and liabilities:
         Accounts receivable                                                              (2,637)              (55,029)
         Inventories                                                                    (113,198)              (19,049)
         Other current assets                                                            (12,585)              (38,757)
         Accounts payable and accrued expenses                                            74,440                23,293
                                                                                -----------------    ------------------
           Total adjustments                                                             540,860               171,988
                                                                                -----------------    ------------------

NET CASH USED IN OPERATIONS                                                             (282,864)             (390,887)
                                                                                -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                      -                (4,340)
                                                                                -----------------    ------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                    -                (4,340)
                                                                                -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock to be issued                                                   -              (110,500)
     Proceeds from convertible loan                                                      100,000                     -
     Loans to shareholders                                                               (11,388)              (11,500)
     Capital contribution                                                                      -               141,200
     Proceeds from the sale of common stock                                                    -               758,050
                                                                                -----------------    ------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                           88,612               777,250
                                                                                -----------------    ------------------

NET DECREASE (INCREASE) IN CASH                                                         (194,252)              382,023

CASH - beginning of period                                                               254,317                13,147
                                                                                -----------------    ------------------

CASH - end of period                                                            $         60,065     $         395,170
                                                                                =================    ==================











                 See notes to consolidated financial statements
                                        4

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the three-month periods ended September 30, 2000 and 1999 and the nine-month periods ended September 30, 2000 and 1999 have been included.

The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

SALES

Included in sales for the three and nine months ended September 30, 2000, is $50,000 in consulting revenues derived from a contractual agreement for which the services have been rendered by the employees of the Company.

CONVERTIBLE LOAN PAYABLE

The Company received a $100,000 convertible loan payable on August 15, 2000. The loan is due on November 15, 2000 and bears interest at 8% per annum. This loan is convertible at the Company's discretion into 400,000 shares of common stock. Additionally, if the loan is paid in cash the Company will issue 100,000 warrants to acquire common stock at $0.50 per share. The Company has recorded a beneficial conversion feature on this loan of $350,000 or at $1.14 per share. The beneficial conversion feature will be amortized as interest expense over the life of the note. For the quarter ended September 30, 2000, the Company has recorded $175,000 in interest expense relating to the conversion feature. The loan is netted against the beneficial conversion feature and is reflected in the equity section of the balance sheet.

STOCKHOLDERS' EQUITY

In May 2000, the Company issued 334,000 shares of its common stock to various consultants, in consideration for services rendered to the Company. Such shares were valued at an aggregate of $303,606 or $0.91 per share.

On May 31, 2000, the Company amended its articles of incorporation to increase the number of common shares it is authorized to issue from 10,000,000 to 20,000,000.

On September 8, 2000, the Company issued 104,494 shares of its common stock to various consultants for services rendered. The Company recorded compensation of $114,734 or $1.10 per share.

Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of operations - January 1, 1999 - September 30, 1999 (unaudited)

         We generated $54,965 in revenues for the nine months ended September 30, 1999. Operating expenses were $595,880 for the nine months ended September 30, 1999 and $313,412 for the quarter then ended. These expenses consisted primarily of noncash compensation charges of $260,000, for shares of the Company's common stock issued for services rendered. Additionally, general and administrative expenses totaled $220,017 consisting primarily of salaries, advertising and professional fees. Research and development costs totaling $107,542, consisted of software purchased for use in the production of security systems and computer programming salaries.

Results of Operations - January 1, 2000 - September 30, 2000 (unaudited)

         For the nine months ended September 30, 2000, we generated revenues of $91,591 of which $50,000 was derived from consulting services rendered in regard to biometric identification services, the balance of $41,591 was derived from the sale of our biometric identification product. The cost of goods sold was $13,007 resulting in a gross profit of $28,584 or 69% gross margin on the sale of biometric products for the nine months ended September 30, 2000. Operating expenses were $902,308 for the nine months ended September 30, 2000 and $375,350 for the quarter then ended. These expenses consisted primarily of noncash compensation charges of $418,340 relating to shares of the Company's common stock issued for services rendered and interest charges of $175,000 relating to the beneficial conversion feature on the $100,000 loan issued in August 2000. Additionally, general and administrative expenses for the nine months ended September 30, 2000, totaling $296,656 consisted approximately of salaries and benefits of $196,000, professional fees of $27,000, and travel costs of $34,000 and miscellaneous office expenses of $40,000.

Liquidity, Capital Resources and Plan of Operations

         We have financed our growth and cash requirements through capital contributions from existing shareholders and through a convertible loan issued for $100,000 in August 2000. Except for the convertible note we do not have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the nine months ended September 30, 2000, was approximately $283,000 attributable primarily to a net loss of $823,724, and increases in inventory and other current assets of $113,198 and $12,585, offset by noncash compensation and interest charges of approximately $593,000 and increases in accounts payable and accrued expenses of $74,440. Cash provided by financing activities was $88,612 for the nine months ended September 30, 2000. This consisted primarily of a $100, 000 convertible note issued to a private lender offset by repayments of $11,388 in loans from shareholders. Total cash decreased $194,252 for the nine months ended September 30, 2000. It is the Company's itention to renegotiate the terms of the $100,000 loan payable and extend its due date.

         Since our inception, we have been engaged in research development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of 1999 and have been generating revenues since the fourth quarter of 1999. We have completed development of our second generation product, and have recognized revenue on its sales during the nine months ended September 30, 2000. We will continue to make enhancements to our second generation product so that it will support a larger database, and enable us to market CheckPrint T/A to larger companies, resulting in a greater profit margin to us.

     Based upon purchase orders we have received, anticipated future product sales and cash on hand, we believe and are actively pursuing additional outside capital investments, that will be necessary to meet our cash flow needs over the next twelve months. Additionally, in order to remain competitive in the marketplace, we must develop new products and enhance our existing products. Should revenues not reach projected levels or should unforseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Additional funding may not be available to us on acceptable terms.

                           Part II - OTHER INFORMATION

                            Item 1.Legal Proceedings

                                 Not applicable

Item 2.   Changes in Securities and Use of Proceeds

          On September 8, 2000, the Company issued 104,494 shares of its common stock to various consultants, in consideration for financial consulting services rendered to the Company. Such shares were valued at an aggregate of $114,734 or $1.10 per share. Additionally, these shares were issued pursuant to an exemption from registration provided by section 4(2) of the Securities Act of 1933, and the rule and regulation thereupon

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matter to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits:

          Number        Description

          27            Financial Data Schedule

          (b)           Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENSE HOLDINGS, INC.



Date:    November 13, 2000       /s/Dore Scott Perler
                                 Chief Executive Officer, President and Director
                                 (Principal   Executive  Officer  and  Principal
                                 Accounting Officer)