Form 10QSB/A
period 2000-09-30
SENSE HOLDINGS INC
filed 2000-12-04
CIK 1093903

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

                              SENSE HOLDINGS, INC.
                                      INDEX


                                                                            Page
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
          Balance Sheet - September 30, 2000 (unaudited)                       2

          Statements of Operations (unaudited) for the Three
           Months and Nine Months Ended September 30, 2000
           and 1999                                                            3

          Statements of Cash Flow (unaudited) for the Nine Months
           Ended September 30, 2000 and 1999                                   4

          Notes to Consolidated Financial Statements                           5

Item 2. Management's Discussion and Analysis or Plan of Operations          6- 7

PART II OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                       8

Signatures                                                                     9

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                               SEPTEMBER 30, 2000
                                   (unaudited)



                                     ASSETS
CURRENT ASSETS:
      Cash                                                          $    60,065
      Accounts receivable                                                62,432
      Inventories                                                       123,543
      Loans receivable - shareholders                                    16,288
      Prepaid expenses                                                   37,500
      Other current assets                                               15,477
                                                                    ------------
         TOTAL CURRENT ASSETS                                           315,305

PROPERTY AND EQUIPMENT, net                                               9,510
                                                                    ------------

                                                                    $   324,815
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                         $   167,644
      Loan payable                                                      100,000
                                                                    ------------
         TOTAL CURRENT LIABILITIES                                      267,644
                                                                    ------------

STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value, 20,000,000 shares authorized;
        6,510,636 shares issued and outstanding                         651,063
      Additional paid-in capital                                        925,110
      Accumulated deficit                                            (1,519,002)
                                                                    ------------
         TOTAL STOCKHOLDERS' EQUITY                                      57,171
                                                                    ------------

                                                                    $    324,815
                                                                    ============













                 See notes to consolidated financial statements
                                        2

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     For the Three        For the Three         For the Nine         For the Nine
                                                      Months Ended        Months Ended          Months Ended         Months Ended
                                                     September 30,        September 30,         September 30,        September 30,
                                                          2000                1999                  2000                 1999
                                                    ---------------      ---------------       ---------------      ---------------
                                                      (unaudited)          (unaudited)           (unaudited)          (unaudited)
Sales                                               $       80,800       $       54,695        $       91,591       $       54,695

Cost of goods sold                                           5,238               21,690                13,007               21,690
                                                    ---------------      ---------------       ---------------      ---------------

Gross Profit                                                75,562               33,005                78,584               33,005

OPERATING EXPENSES:

   Depreciation                                                500                  680                 1,500                1,530
   Rent                                                      3,498                3,002                10,494                6,791
   Research and development                                      -               60,435                     -              107,542
   Non-cash compensation                                    81,000              187,500               418,340              260,000
   Interest expense                                         27,868                    -                27,868                    -
   General and administrative                              115,034               61,795               296,656              220,017
                                                    ---------------      ---------------       ---------------      ---------------
                                                           227,900              313,412               754,858              595,880
                                                    ---------------      ---------------       ---------------      ---------------

NET LOSS                                            $     (152,338)      $     (280,407)       $     (676,274)      $     (562,875)
                                                    ===============      ===============       ===============      ===============


Net loss per common share                           $        (0.02)      $        (0.05)       $        (0.11)      $        (0.11)
                                                    ===============      ===============       ===============      ===============

Weighted Average
Number of shares outstanding                             6,440,973            6,072,142             6,269,308            5,312,290
                                                    ===============      ===============       ===============      ===============


























                 See notes to consolidated financial statements
                                        3

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Nine Months Ended September 30,
                                                                         -----------------------------------
                                                                              2000                 1999
                                                                         ---------------     ---------------
                                                                           (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $     (676,274)     $     (562,875)
                                                                         ---------------     ---------------
      Adjustments to reconcile net loss to net cash used in operations:
              Depreciation                                                        1,500               1,530
              Non-cash compensation                                             418,340             260,000

      Changes in assets and liabilities:
          Accounts receivable                                                    (2,637)            (55,029)
          Inventories                                                          (113,198)            (19,049)
          Other current assets                                                  (12,585)            (38,757)
          Accounts payable and accrued expenses                                 101,990              23,293
                                                                         ---------------     ---------------
              Total adjustments                                                 393,410             171,988
                                                                         ---------------     ---------------

NET CASH USED IN OPERATIONS                                                    (282,864)           (390,887)
                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                            -              (4,340)
                                                                         ---------------     ---------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                           -              (4,340)
                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from common stock to be issued                                         -            (110,500)
      Proceeds from convertible loan                                            100,000                   -
      Loans to shareholders                                                     (11,388)            (11,500)
      Capital contribution                                                            -             141,200
      Proceeds from the sale of common stock                                          -             758,050
                                                                         ---------------     ---------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                  88,612             777,250
                                                                         ---------------     ---------------

NET DECREASE (INCREASE) IN CASH                                                (194,252)            382,023

CASH - beginning of period                                                      254,317              13,147
                                                                         ---------------     ---------------

CASH - end of period                                                     $       60,065      $      395,170
                                                                         ===============     ===============











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

LOAN PAYABLE

The Company received a $100,000 loan payable on August 15, 2000. The loan is due on January 15, 2000 and bears interest at 10% per annum. As additional consideration for this loan the Company will issue upon repayment 100,000 shares of the Company's restricted common stock to the holder of the loan. The value of the shares to be issued upon repayment will be recorded as accrued interest over the life of the loan. For the quarters ended September 30, 2000, the Company has accrued $27,300 in interest expense.

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

On September 8, 2000, the Company issued 104,494 shares of its common stock to various consultants for services rendered. The Company recorded compensation of $114,734.

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

Results of Operations - January 1, 2000 - September 30, 2000 (unaudited)

         For the nine months ended September 30, 2000, we generated revenues of $91,591 of which $50,000 was derived from consulting services rendered in regard to biometric identification services, the balance of $41,591 was derived from the sale of our biometric identification product. The cost of goods sold was $13,007 resulting in a gross profit of $28,584 or 69% gross margin on the sale of biometric products for the nine months ended September 30, 2000. Operating expenses were $754,858 for the nine months ended September 30, 2000 and $227,900 for the quarter then ended. These expenses consisted primarily of noncash compensation charges of $418,340 relating to shares of the Company's common stock issued for services rendered and interest charges of $27,300relating to the 100,000 restricted common shares to be issued as additional consideration on the $100,000 loan issued in August 2000. Additionally, general and administrative expenses for the nine months ended September 30, 2000, totaling $296,656, consisted approximately of salaries and benefits of $196,000, professional fees of $27,000, and travel costs of $34,000 and miscellaneous office expenses of $40,000.

Liquidity, Capital Resources and Plan of Operations

         We have financed our growth and cash requirements through capital contributions from existing shareholders and through a loan issued for $100,000 in August 2000. Except for the convertible note we do not have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the nine months ended September 30, 2000, was approximately $283,000 attributable primarily to a net loss of $823,724, and increases in inventory and other current assets of $113,198 and $12,585, offset by noncash compensation and depreciation charges of approximately $420,000 and increases in accounts payable and accrued expenses of $74,440. Cash provided by financing activities was $88,612 for the nine months ended September 30, 2000. This consisted primarily of a $100, 000 loan issued to a private lender offset by repayments of $11,388 in loans from shareholders. Total cash decreased $194,252 for the nine months ended September 30, 2000.

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

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Changes in Securities and Use of Proceeds

                  On September 8, 2000, the Company issued 104,494 shares of its common stock to various consultants, in consideration for services rendered to the Company. Such shares were valued at an aggregate of $114,734 or $1.10 per share.

Item 3.           Defaults Upon Senior Securities

                  Not applicable

Item 4.           Submission of Matter to a Vote of Security Holders

                  Not applicable

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (1)               Exhibits:

                  Number            Description

                  27                Financial Data Schedule

                  (2)               Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENSE HOLDINGS, INC. AND SUBSIDIARY



Date:  November 29, 2000         /s/Dore Scott Perler
                                 Chief Executive Officer, President and Director
                                 (Principal  Executive  Officer   and  Principal
                                 Accounting Officer)