Form 10KSB
period 2000-12-31
SENSE HOLDINGS INC
filed 2001-04-16
CIK 1093903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the fiscal year ended December 31, 2000

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

         None

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December  31, 2000:  $91,591.

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on April 11, 2000 ($.50):
$2,606,533.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.10 per share (the "Common Stock"), as of March 31, 2001, was 8,074,636.

Transitional Small Business Disclosure Format (check one) Yes      No   X
                                                             ----     -----

                       DOCUMENTS INCORPORATED BY REFERENCE

         This Annual Report Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB, are forward-looking statements. In addition, when used in this document the words "anticipate," "estimate," "intends," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward- looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.


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

         Our access control systems, which are marketed under the name "CheckPrint A/C(TM)", are security systems that permit access to locked buildings, offices or other secured areas only to those whose identities can be verified, using our fingerprint identification software. Our modest revenue-generation to date is, in substantial part, a result of a lack of capital which is necessary to acquire a product inventory and commence aggressive marketing programs.

         Our fiscal year end is December 31. Our executive offices are located at 7300 West McNab Road, Tamarac, Florida 33321, and our telephone number is
(954) 726-1422.

Corporate History

         We were organized in Idaho, under the name Century Silver Mines, Inc., on February 5, 1968. Originally, we developed mining properties, but by 1998 we had ceased those operations.

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

         We believe that fingerprint identification is far more effective in authenticating employees' actual attendance at work than traditional time clock verification. By authenticating a person's identity, biometric identification can substantially reduce incidents of employee fraud inherent in the use of other forms of employee identification and attendance verification, such as punch clocks. We also believe that fingerprint verification is less intrusive, more widely accepted and more cost effective than other available forms of biometric identification.

Products and Systems

         Our biometric systems are designed and built around our proprietary hardware platform known as BioClock(TM) , a stand-alone platform that replaces a traditional wall mounted or free-standing swipe or punch card time clock. Identity verification is accomplished by comparing an individual's scanned and digitized fingerprint to the fingerprint profile stored in a computer database. The user's fingerprint is scanned by means of a silicon-based reader with sensors that capture the fingerprint image. The image is then converted into data that is stored in the system's computer database, and saved as a reference for comparison to the fingerprint offered for identification.

           BioClock(TM) replaces traditional swipe cards, punch cards, PIN numbers or passwords that can be stolen or voluntarily provided by the owner to another person. As a result, we believe BioClock(TM) reduces incidents of fraud associated with traditional identification systems that do not effectively preclude individuals from using another person's means of identification.

         We have also developed two integrated hardware and software applications that incorporate BioClock(TM) in turn-key total solution systems. Our time and attendance systems, which are marketed under the name "CheckPrint T/A(TM)":

        o use fingerprint verification to authenticate the identity of employees when they arrive at and leave work;

        o         gather data, including the  time  each  employee attends work;

        o perform payroll functions and other record keeping calculations using the data that is gathered;

        o provide electronic export capability to over 150 third-party payroll services to facilitate the use of automated payroll checks;

        o         generate logs and reports, including over 20 standard reports;
                  and

         o perform other functions including employee scheduling, job cost analysis, edit time punches, electronic calculations and related record keeping.

         Our standard CheckPrint T/A(TM)" system includes a 100 person user base. Expansion modules are available to expand the user base to 250.

         Our access control systems, which are marketed under the name "CheckPrint A/C(TM)", are security systems that permit access to locked buildings, offices or other secured areas only to those whose identities can be verified, using our proprietary fingerprint identification software. Our CheckPrint A/C(TM) systems, which can be used with or without "smartcard"
technology, can be programmed for different levels of security, permitting access only to recognized individuals who have the requisite level of security clearance. Our current version of CheckPrint A/CTM system incorporates access control capability for single door access. We are developing software application infrastructure that will enable a single CheckPrint A/CTM system to control access to multiple locations. We market CheckPrint A/C(TM) at a higher price than CheckPrint T/A(TM), to reflect the increased level of technology and functionality provided by CheckPrint A/C(TM) .

         We have also developed and are marketing:

         o CheckPrint SDKTM, a software development kit that enables CheckPrint T/ATM purchasers and licensees to create custom applications for our time and attendance software; and

         o        CheckPrint  DTUTM,  a  stand-alone   peripheral  that  can  be
                  connected to a port on an existing computer to permit fingerprint identification from a home PC.

We are currently developing a version of CheckPrint DTUTM that incorporates an internal integrated "smartcard" reader and writer. We are also exploring other applications for BioClock(TM), including Internet security, web-based services and transaction processing.

Product Development, Manufacturing and Assembly

         A CheckPrint T/A(TM) system and CheckPrint A/C(TM) system consist of a silicon-based fingerprint scanner with sensors, a wall mounted or stand alone biometric time clock, a custom-built Pentium-based computer with TFT flat panel VGA color monitor and our proprietary software. ss.

         The software components of our biometric identification systems have been developed by our in-house computer programmers and software engineers. The source code for the software is our proprietary property. This software enables our systems to gather, filter and sort data, generate reports from the data and compute payroll information for export to third party payroll services.

         Most of the hardware components for our biometric systems are off-the shelf, and we are not dependent on any one vendor for these components. However, certain hardware components are designed to our specifications and manufactured for us by Test Systems Engineering or other local tool and dye companies.

         We have entered into an agreement with Test Systems Engineering, under which Test Systems Engineering designs, engineers, configures and assembles the hardware components of CheckPrint T/A(TM) and CheckPrint A/C(TM) systems, in consultation with us, and to our specifications. All product testing and assembly is performed at Test Systems Engineering's facilities, in order to maintain quality control. Our agreement with Test Systems Engineering terminates on December 31, 2005, but, as long as we remain in compliance with our obligations under the agreement, it may be automatically renewed for consecutive one year terms. For its services, Test Systems Engineering receives a fee payable at the rate of $75 per hour. We are dependent on Test Systems Engineering for its services relating to our CheckPrint T/A(TM) system.

         Our biometric systems incorporate a silicon-based fingerprint scanner with sensors to capture a user's fingerprint. Related software then compares the user's fingerprint to the digitized reference sample stored in the system's database, and verifies the user's identity. The silicon-based technology is used in conjunction with the provider's related software, as well as our own software that interfaces between the silicon product and our biometric systems. We currently purchase the silicon-based technology from a provider located in Melbourne, Florida, on a purchase order basis. We believe that this supplier is able to provide us with our foreseeable requirements for these components.

         We have entered into an agreement with Integrated Design, Inc. under which Integrated Design has agreed to develop a software program to enable the payroll data produced by CheckPrint T/A(TM) to be exported to over 150 third party payroll services such as ADP and Paychex. We have licensed the software from

Integrated Design and are required to pay license fees aggregating at least $100,000 during the first two years of the agreement. We have also agreed to pay Integrated Design a $10,000 software development fee. The agreement is for a term of five years, with five year renewal terms, but may be canceled by either party on 90 days written notice. The agreement also provides us access to the software and allows us to continue to use Integrated Design's software in the event of such company's dissolution, bankruptcy or similar events. If our agreement with Integrated Design terminates, we will incur time and expense to develop alternative software links for data export. Delays in the successful development of alternative software links could adversely affect us.

         From the inception of our current activities in July 1998 through December 2000, we have spent $218,520 on research and development activities.

Sales and Marketing

         We market CheckPrint T/A(TM) systems for base prices ranging from $4,995 to $7,995, depending on the number of employees who will be tracked on the system. Expansion modules can be added in one hundred employee increments, for $495. We also offer software updates and on-site service contracts for additional fees.

         Initially, we will market CheckPrint T/A(TM) to manufacturers and retailers with at least 15 employees. We plan to sell CheckPrint T/A(TM) and future products through an in-house sales force who will use telemarketing lead generation, direct marketing programs, trade show participation, and local, regional and national advertising campaigns to generate sales.

         We have also engaged independent sales representatives to market our products in the United States, in Atlanta, New York, Miami and Los Angeles, as well as in the San Paolo, Brazil and Buenos Aires, Argentina markets. We intend to engage sales representatives to cover additional territories over the next 12 months. Initially, we intend to seek penetration of the retail merchandise, home and business security, food processing facilities, textile manufacturing and trucking and transport distribution markets through the services of these representatives. Sales representatives are generally compensated by a commission based upon the sales prices of systems sold by them.

         We intend to license our time and attendance software to third-party OEMs, integrators and software developers, for incorporation in their products. License fees and royalty fees will be negotiated on a case by case basis, and take into consideration various factors including competitive pricing, the nature of the installation, the number of users to be tracked, and the extent of enhancements, modifications and customization required by the customer. Basic, extended and enhanced maintenance services will also be made available for an annual fee.

Intellectual Property

         Patents. We currently have on file with the United States Patent and Trademark Office, a provisional patent covering the proprietary use of our technology and the proprietary hardware used in our application. The goods and services are clearly marked as patent pending. There is no guarantee that our patent application will mature into a registration for patent.

         Trademarks. We enjoy several common law rights to our trademarks. The common law rights protect the use of marks used to identify our goods and services since the time of their first use in commerce. In addition, we have filed applications with the United States Patent and Trademark Office seeking registration of our logo, and the marks F.A.C.T.(TM), BioCard(TM) and BioClock(TM). There is no guarantee that our trademark applications will mature into registration of trademarks.

         Copyrights. We enjoy several common law rights to our proprietary copyrights. The common law rights protect the actual programming code, the look and feel of its display screens and material contained in our user manuals since the time of the copyrightable works creation. In addition, we have an application on file with the United States Copyright Office covering our proprietary source code, the look and feel of our display screens and its user manuals. There is no guarantee that our application will mature into a registration for copyright.

         Whether or not we obtain formal protection for our products and/or systems, we intend to vigorously protect our ownership rights. However, protection of our rights will not prevent others from developing similar technology on their own or developing other products that may be used for purposes similar to ours. If these events occur, others may become our competitors which could have a material adverse effect on our business, financial condition and results of operations.

Competition

         We face competition from companies engaged in the time and attendance industry, as well as in the security and access control industry. Competition may come from companies using biometric fingerprint technology, as well as from companies using other biometric identification methods. Competitors also include companies marketing traditional forms of employee verification and attendance products, including time clocks, ID badges, passwords and PIN numbers. Some of our competitors may have longer operating histories and greater financial and other resources than we have. Our ability to compete successfully will depend on many factors, including our ability to adapt to changing technologies and meet the needs of the marketplace on a price competitive and timely basis.

         Competition in time and attendance services exists from various software developers and product manufacturers, the largest of which is Kronos, a publicly-traded company (NASDAQ National Market System: KRON) providing software applications based on a swipe card identifier. Other competitors in time and attendance application development include Simplex, Smartime Software, Time and Tech.com and Unitime Systems. Principal competition in fingerprint biometrics include Identix, Who Vision, Secugen and Veridicom. Other biometric technology providers include Recognition Systems (hand geometry), Iriscan and Sensar (iris identification) and Trueface (facial recognition). Many of our competitors have a substantially longer operating history than we do and have substantially greater financial and other resources than we do. While we believe that our ability to offer a total package of time and attendance and access control software and innovative hardware gives us a competitive marketing advantage, unless we are able to penetrate the marketplace and gain name recognition for our products and technology, we may be unable to compete effectively.

         We believe that we can effectively compete in our industry because:

        o biometric identification is more reliable than traditional employment verification methods;

        o fingerprint identification is less costly and more recognized than other currently available forms of biometric identification;

        o our systems provide a total solution, turnkey approach to our customers; and

         o biometric identification does not use ID badges, passwords , PIN numbers or other devices that have historically been misused by employees to the detriment of employers.

Our inability to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS

         Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol "SEHO" (previously CTSMD). Prior to February 28, 2000, our shares were listed on the National Quotation Bureau's "Pink Sheets". There is currently a limited trading market for our shares and we do not know whether an active market will develop. The reported high and low bid prices for the common stock are shown below for the period from January 1, 1999 through December 31, 2000. An "*" indicates that no trades were reported during the quarter. The quotations, which were provided by the research department of the Nasdaq Stock Market, Inc., reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period                                    High                     Low
------                                    ----                     ---

First Quarter ended 3/31/99              $3.50                     $1.00
Second Quarter ended 6/30/99             $1.00                      $.75
Third Quarter ended 9/30/99                *                         *
Fourth Quarter ended 12/31/99            $1.00                     $1.00

First Quarter ended 3/31/00              $2.00                     $1.00
Second Quarter ended 6/30/00             $1.62                     $1.00
Third Quarter ended 9/30/00              $1.31                    $  .87
Fourth Quarter ended 12/31/00            $1.25                    $  .44

         As of December 31, 2000, there were 6,510,636 shares of our common stock outstanding. Our common stock is owned of record by approximately 800 holders. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

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

Other stockholder matters

        In  May  2000,  we  issued  334,000  shares  of  our  common  stock   to
various consultants, in consideration for services rendered. These shares were valued at an aggregate of $303,606 or $0.91 per share. On

September 8, 2000, we issued 104,494 shares of our common stock to various consultants, in consideration for services rendered. These shares were valued at $114,734 or $1.01 per share. The above issuances were exempt from registration under Section 4(2) of the Securities Act.

         On December 16, 2000, we entered into an agreement with a consultant. The agreement was for a one year term, commencing January 1, 2001. In connection with this agreement, subsequent to December 31, 2000, we issued the consultant 300,000 shares of our common stock as compensation for his services. The issuance was exempt from registration under Section 4(2) of the Securities Act.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - Year Ended December 31, 1999 as compared to December 31, 2000

         Sales increased by 86.2% from $49,192 in 1999 to $91,591 in 2000. This increase of $42,399 is attributable to $50,000 of sales derived from biometric consulting services in 2000. Cost of goods sold decreased by 70.5% from $35,476 in 1999 to $10,446 in 2000. This decrease is attributable to the low costs associated with the consulting services performed and also a decrease in the component costs which make up the Checkprint T/A products. In the aggregate research and development costs and general and administrative costs increased $83,000 or 20% from $409,598 in 1999 to $493,047 in 2000. This increase was attributable to an approximate $62,000 increase in professional fees and an increase in office expenses of $23,000. Non- cash compensation increased by 60.9% to $418,340 in 2000 from $260,000 in 1999. This increase is attributable to an increase in the services, which were paid by stock issuances. Interest expense increased $41,824, such interest was associated with the short-term borrowings outstanding at December 31, 2000.

Liquidity, Capital Resources and Plan of Operations

         We have financed our growth and cash requirements through capital contributions from existing shareholders. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the year ended December 31, 2000 was approximately $372,000 attributable primarily to the net loss of approximately $889,000 offset by non-cash compensation of $418,000, increases in accounts receivable of $1,300, increases in inventory of $106,000 and increases in other current assets of $13,000 offset by increases in accounts payable and accrued expenses of $216,000. Cash provided by financing activities during the year was approximately $118,000 from proceeds of short-term loans of $150,000 and a bank overdraft of $4,000, offset by loans to shareholders of approximately $36,000. Total cash decreased by approximately $254,000 during the period.

         Since our inception, we have been engaged in research development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of 1999 and have been generating revenues since the fourth quarter of 1999. We have completed development of our second generation product, and have recognized revenue on its sales during the year ended December 31, 2000. We will continue to make enhancements to our second generation product so that it will support a larger database, and enable us to market CheckPrint T/A to larger companies, resulting in a greater profit margin to us.

         Based upon purchase orders we have received, anticipated future product sales and cash on hand, we believe and are actively pursuing additional outside capital investments, that will be necessary to meet our cash flow needs over the next twelve months. Additionally, in order to remain competitive in the marketplace, we must develop new products and enhance our existing products. Should revenues not reach projected levels or should unforseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Subsequent to December 31, 2000, we sold 1,208,000 shares of common stock for proceeds of $755,000. Additional funding may not be available to us on acceptable terms.

ITEM 7.           FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.



                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report                                             F-2

Consolidated Balance Sheet                                               F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Stockholders' Deficit                         F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                           F-7 - F-12

                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Sense Holdings, Inc. and Subsidiary
Tamarac, Florida

         We have audited the accompanying consolidated balance sheet of Sense Holdings, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sense Holdings, Inc. and Subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.



                                               /s/Feldman Sherb & Co., P.C.
                                                  Feldman Sherb & CO., P.C.
                                                  Certified Public Accountants

New York, New York
March 20, 2001
Except for Note 8B
as of March 28, 2001

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECMEBER 31, 2000


                                     ASSETS


CURRENT ASSETS:
 Accounts receivable                                       $             61,099
 Inventories                                                            116,989
 Advances - shareholders                                                 41,200
 Prepaid expenses                                                        37,500
 Other current assets                                                    15,477
                                                               -----------------
  TOTAL CURRENT ASSETS                                                  272,265

PROPERTY AND EQUIPMENT, net                                               8,251
                                                               -----------------
                                                           $            280,516
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Bank overdraft                                            $              4,162
 Accounts payable and accrued expenses                                  281,776
 Short-term notes payable                                               150,000
                                                               -----------------
   TOTAL CURRENT LIABILITIES                                            435,938

STOCKHOLDERS' DEFICIT:
 Common stock, $.10 par value,
  20,000,000 shares authorized;
  6,510,636 shares issued and outstanding                               651,063
 Additional paid-in capital                                             925,110
 Accumulated deficit                                                 (1,731,595)
                                                               -----------------
TOTAL STOCKHOLDERS' DEFICIT                                            (155,422)
                                                               -----------------
                                                           $            280,516
                                                               =================




                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years Ended December 31,
                                                 -------------------------------
                                                      2000               1999
                                                 -------------    --------------
Sales                                    $           91,591     $        49,192
Cost of goods sold                                   10,446              35,476
                                                 -------------    --------------
Gross Profit                                         81,145              13,716

OPERATING EXPENSES:
   Depreciation                                       2,759               1,927
   Rent                                              14,042              10,290
   Research and development                               -             147,010
   Non-cash compensation                            418,340             260,000
   Interest expense, net                             41,824                   -
   General and administrative                       493,047             262,588
                                                 -------------    --------------
                                                    970,012             681,815
                                                 -------------    --------------
Net loss                                 $         (888,867)    $      (668,099)
                                                 =============    ==============

Net loss per common share
 - basic and diluted                     $            (0.14)    $         (0.14)
                                                 =============    ==============
Weighted average number of shares
 outstanding - basic and diluted                  6,309,832           4,759,456
                                                 ==============   ==============




                  See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                      Common Stock
                                               ----------------------------      Additional                              Total
                                                 Number of                        Paid-in        Accumulated         Stockholders'
                                                   Shares          Amount         Capital          Deficit              Deficit
                                               ------------    ------------   -------------   ---------------    ------------------
Balance, December 31, 1998                         288,708  $       28,871  $       29,712  $       (174,629) $           (116,046)
Issuance of common stock pursuant
 to share exchange agreement                     4,026,700         402,670        (402,670)                -                     -
Capital contribution                                     -               -         141,200                 -               141,200
Cancellation of common stock                       (50,000)         (5,000)          5,000                 -                     -
Issuance of common stock                         1,266,734         126,673         571,377                 -               698,050
Issuance of common stock
   for services rendered                           540,000          54,000         206,000                 -               260,000
Net loss                                                 -               -               -          (668,099)             (668,099)
                                              -------------    ------------   -------------  ----------------    ------------------
Balance, December 31, 1999                       6,072,142         607,214         550,619          (842,728)              315,105
Issuance of common stock
   for services rendered                           438,494          43,849         374,491                 -               418,340
Net loss                                                 -               -               -          (888,867)             (888,867)
                                              -------------    ------------   -------------   ---------------    ------------------
Balance, December 31, 2000                       6,510,636  $      651,063  $      925,110  $     (1,731,595) $           (155,422)
                                              =============    ============   =============   ===============    ==================








                 See notes to consolidated financial statements

                      SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Years Ended December 31,
                                               ---------------------------------
                                                     2000               1999
                                               --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $       (888,867) $        (668,099)
                                               --------------    ---------------
 Adjustments to reconcile net loss
  to net cash used in operations:
   Depreciation                                        2,759              1,927
   Non-cash compensation                             418,340            260,000

 Changes in assets and liabilities:
  Accounts receivable                                 (1,304)           (59,795)
  Inventories                                       (106,644)           (10,345)
  Prepaid expenses                                         -            (37,500)
  Other current assets                               (12,585)            (1,258)
  Accounts payable and accrued expenses              216,122             36,730
                                               --------------    ---------------
   Total adjustments                                 516,688            189,759
                                               --------------    ---------------

NET CASH USED IN OPERATIONS                         (372,179)          (478,340)
                                               --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                      -             (4,340)
                                               --------------    ---------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                -             (4,340)
                                               --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                        4,162                  -
 Proceeds from sale of common stock
  to be issued                                             -           (110,500)
 Proceeds from short-term loans                      150,000                  -
 Advances to shareholders                            (36,300)            (4,900)
 Capital contribution                                      -            141,200
 Proceeds from the sale of common stock                    -            698,050
                                               --------------    ---------------
NET CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES                                117,862            723,850
                                               --------------    ---------------

NET (DECREASE) INCREASE IN CASH                     (254,317)           241,170

CASH - beginning of period                           254,317             13,147
                                               --------------    ---------------

CASH - end of period                        $              -  $         254,317
                                               ==============    ===============

Cash paid for:
 Interest                                   $              -  $               -
                                               ==============    ===============

 Taxes                                      $              -  $               -
                                               ==============    ===============



                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

Sense Technologies, Inc. ("Sense") was formed on July 13, 1998 to design, develop, manufacture and sell biometric security identification systems.

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


         C.    Equipment

               Equipment is carried at cost. Depreciation is computed using the straight - line method over the estimated useful lives of the various assets.

         D.    Inventories

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

         H.    Impairment  of  long-lived   assets

               The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company believes that there has been no impairment of its long-lived assets except the license agreement.

         I.    Comprehensive  Income

               The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distribution to stockholders. For the period ended December 31, 1999 and 2000, the Company had deemed comprehensive income to be negligible.

         J.    Research and Development

               Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software. Research and development costs for the years ended December 31, 1999 and 2000 were $147,010 and $0, respectively.

         K.    Stock Based  Compensation

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

        N.     Recent Accounting Pronouncements

               In June 1998 and June 2000, the FASB issued SFAS No133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

               In December 1999, the Securities and Exchange Commission ("SEC") issued Staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The Company is currently analyzing the impact of this Staff Accounting Bulletin.

               In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March
               31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

2.       INVENTORIES

         At December 31, 2000 inventories consist of:


         Raw materials                  $               114,005
         Finished goods                                   2,984
                                              ------------------
                                        $               116,989
                                              ==================

3.       EQUIPMENT

         Equipment is as follows:
              Computer equipment                    $                13,795
              Less: Accumulated depreciation                          5,544
                                                          ------------------
                                                    $                 8,251
                                                          ==================

4.       NOTES PAYABLE

The Company received a $100,000 loan payable on August 15, 2000. The loan is due on August 15, 2001 and bears interest at 10% per annum. As additional consideration for this loan the Company will issue upon repayment 100,000 shares of the Company's restricted common stock to the holder of the loan. The value of the shares to be issued upon repayment will be recorded as accrued interest over the life of the loan. As of December 31, 2000, the Company has accrued $42,188 in interest expense.

On November 15, 2000, the Company received a $50,000 loan payable from an individual. The loan is due on November 15, 2001 and bears interest at 12% per annum.

5.       COMMITMENTS

         A.    Rent

               The Company leases office space under operating leases commencing September 1999. The lease expires July 2002.

                  Minimum rental commitments are as follows:

                                    2001                        $14,430
                                    2002                          8,489
                                                               --------
                                                                $22,919
                                                               ========

         B. License Agreement -The Company entered into a licensing agreement with a software development company. Under this agreement, the Company has exclusive rights to include the software company's technology in its identification systems. The Company has agreed to pay $100,000 for the right to use this technology. The Company has also agreed to pay royalties of $50 per system sold, with annual minimum royalties of $50,000. As of December 31, 2000, the Company has paid $37,500. The Company is renegotiating its agreement and at the current time does not intend to pay the remaining balance.

6.       INCOME TAXES

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

          The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
          (loss) before provision for income taxes, the reconciliation is as follows:


                                  Year Ended                Year Ended
                                December 31, 2000        December 31, 1999
                               -------------------      -------------------
Taxes benefit computed
 at statutory rate            $       (356,000)       $          (289,000)

Permanent differences                  167,000                    104,000
Income tax benefit
 not utilized                          189,000                    185,000
                               -------------------      -------------------
Net income tax benefit        $           -           $              -
                               ===================      ===================

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,000,000 at December 31, 2000 expiring through the year 2020.

         Listed below are the tax effects of the items related to the Company's net tax asset:

             Tax benefit of net operating
              loss carryforward                              $        400,000
             Valuation Allowance                                     (400,000)
                                                                --------------
             Net deferred tax asset recorded                 $           -
                                                                ==============

7.       STOCKHOLDERS' DEFICIT

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

         In May 2000, the Company issued 334,000 shares of its common stock to various consultants, in consideration for services rendered to the Company. Such shares were valued at an aggregate of $303,606 or $0.91 per share. Such amounts were recorded as compensation.

         On May 31, 2000, the Company amended its articles of incorporation to increase the number of common shares it is authorized to issue from 10,000,000 to 20,000,000.

         On September 8, 2000, the Company issued 104,494 shares of its common stock to various consultants, in consideration for services rendered to the Company. Such shares were valued at $114,734 or $1.01 per share. Such amounts were recorded as compensation.

         Stock Option Plan

         On July 19, 1999, the board of directors adopted the Company's 1999 stock option plan. The company has reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in the ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The 1999 stock option plan is currently administered by the Company's board of directors.

         Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of the options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock at the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% f the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As December 31, 2000, the Company has not granted any options under the 1999 stock option plan.

8.       SUBSEQUENT EVENT

         A) On December 16, 2000, the Company entered into an agreement with a consultant. The term of such agreement is for one-year commencing January 1, 2001. The consultant was issued 300,000 shares on January 29, 2001 as compensation for its services under the agreement.

         B) On March 28, 2001, the Company sold 1,208,000 shares of its common stock for proceeds of $755,000 or $0.625 per share. Additionally, the Company granted 625,000 warrants to acquire shares of the Company's common stock to a financial consultant with an exercise price of $0.50 per share, with a cashless exercise feature.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table includes the names, positions held and ages of our executive officers and directors.

NAME                    AGE                                    POSITION
----                    ---                                    --------

Dore Scott Perler       40                          Chief Executive Officer,
                                                     President and Director

Andrew Goldrich         40                          Vice President and Director

Shawn Tartaglia         31                          Chief Technical Officer and
                                                     Director

Julie Slater            41                          Director

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

         Andrew Goldrich has served as our Vice President and a member of our Board of Directors, since July 1998. From January 1984 to July 1998, Mr. Goldrich was Vice President of Sales and Finance for Sassy Knitting Mills, Inc., a privately-held garment manufacturer. He was a founder of Sassy Knitting Mills, where he implemented a national sales force and was responsible for overall financial and marketing activities.

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

         We have also engaged several consultants who we believe are significant to our business. They are:

         Doug Kilarski is our Operations Director, Business Operations. Mr. Kilarski has served as a consultant to us, through Test Systems Engineering, since July 1998. Since 1994 he has been Vice President, Analyst for Aspen Business Development, a privately-held business development organization.

         Alex Schlinkmann is our Operations Director, Hardware Engineering and Manufacturing. Mr. Schlinkmann has been a consultant to us, through Test Systems Engineering, since July 1998. Since 1991 he has been President and Design Engineer for Test Systems Engineering.

         Jamie Schlinkmann is our Operations Director, Hardware Design. Mr. Schlinkmann is the brother of Alex Schlinkmann, and has been a consultant to us since July 1998. Since 1991 he has been Vice President and Design Engineer for Test Systems Engineering.

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

ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each fiscal year since our inception to: (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000:

                                    Fiscal                             Other Annual                     LTIP     All Other
Name and Principal Position          Year        Salary       Bonus    Compensation     Options/ (#)    Payouts  Compensation
---------------------------          ----        -------      -----    ------------     ------------    -------  ------------

Dore Scott Perler, CEO               2000       $67,000         _           _               _              _         _
                                     1999       $53,400         -           -               -              -     $2,329(1)
                                     1998             -         -           -               -              -         -

(1) Other annual compensation consists of automobile and gas allowance ($1,429) and health insurance premiums ($900).


Option Grants in Last Fiscal Year

         The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2000 to (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000.

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

Option Exercises and Holdings

         The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2000 to (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of March 31, 2001, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

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

Name and Address of             Amount and Nature of                  Percentage
   Beneficial Owner             Beneficial Ownership                   of Class

Dore S. Perler                      1,344,723                             16.7%
9400 S.W. 49th Place
Cooper City, FL 33328

Andrew Goldrich                     1,284,519                             15.9%
21653 Marigot Drive
Boca Raton, FL 33428

Shawn Tartaglia                       193,585                              2.4%
6888 Ashburn Road
Lake Worth, FL 33467

Julie Slater                           38,703                                *
402 N.W. 118th Terrace
Coral Springs, FL 33071

Officers and Directors              2,861,530                             34.4%
as a group (4 persons)

* Less than 1%.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS:

Exhibit
Number                              Description

        2         Agreement and Plan of Merger between Century Silver Mines,Inc.
                  and Sense Holdings, Inc.(1)
   3.1(a)         Articles of Incorporation of Sense Holdings, Inc.(1)
   3.1(b)         Articles of Merger of Century Silver Mines, Inc. into Sense
                  Holdings, Inc. (FL)(1)
   3.1(c)         Articles of Merger of Century Silver Mines, Inc. into Sense
                  Holdings, Inc. (ID)(1)
      3.2         Bylaws (1)
     10.1         Stock Option Plan (1)
     10.2         Employment Agreement between the Company and Dore Scott Perler
                  (1)
     10.3         Employment Agreement between the Company and Andrew Goldrich
                  (1)
     10.4         Employment Agreement between the Company and Shawn Tartaglia
                  (1)
     10.5         Technology License Agreement, as amended, with SAC
                  Technologies, Inc.(1)
     10.6         Lease for Tamarac Office(1)
    10.11         Manufacturing and Non-Compete Agreement with Test Systems
                  Engineering (1)
    10.12         Sales Agreement with Integrated Design, Inc.(1)
       21         Subsidiaries of Registrant (1)
-------------------------
(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No.333-87293).

B.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Tamarac, Florida on April 13, 2001.

                                  SENSE HOLDINGS, INC.


                                  By:  /s/ Dore Scott Perler
                                  Dore Scott Perler
                                  Chairman, Chief Executive Officer
                                  and Principal Financial and Accounting Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                 DATE
---------                       -----                                 ----



/s/ Dore Scott Perler     Chief Executive Officer,                April 13, 2001
---------------------      President and Director
Dore Scott Perler          (Principal Executive Officer
                           and Principal Accounting Officer)


/s/ Andrew Goldrich       Vice President and Director             April 13, 2001
---------------------
Andrew Goldrich


/s/ Shawn Tartaglia       Chief Technical Officer                 April 13, 2001
---------------------      and Director
Shawn Tartaglia


/s/ Julie Slater          Director                                April 13, 2001
---------------------
Julie Slater