Form 10QSB
period 2001-03-31
SENSE HOLDINGS INC
filed 2001-05-15
CIK 1093903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2001
                                                     --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,074,636 shares of Common Stock as of May 10, 2001.

                              SENSE HOLDINGS, INC.
                                      INDEX


                                                                      Page
Part 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

          Balance Sheet - March 31, 2001 (unaudited)                     2

          Statements of Operations (unaudited) for the
          Three Months Months Ended March 31, 2001 and 2000              3

          Statements of Cash Flows (unaudited) for the Three
          Months Ended March 31, 2001 and 2000                           4

          Notes to Consolidated Financial Statements                     5

Item 2.   Management's Discussion and Analysis or Plan of Operations     6

PART II    OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                      7

Item 6.   Exhibits and reports on Form 8-K                               7

Signatures                                                               8

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)



                                     ASSETS
CURRENT ASSETS:
 Cash                                                     $  280,764
 Accounts receivable                                          64,754
 Inventories                                                 113,725
 Advances - shareholders                                      28,742
 Prepaid expenses                                             37,500
 Other current assets                                          2,975
                                                            ---------
   TOTAL CURRENT ASSETS                                      528,460

PROPERTY AND EQUIPMENT, net                                    7,561
                                                            ---------
                                                          $  536,020
                                                            =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                    $  193,201
                                                            --------
   TOTAL CURRENT LIABILITIES                                 193,201
                                                            --------


STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value, 20,000,000
  shares authorized; 8,074,636 shares issued
  and outstanding                                            807,463
 Additional paid-in capital                                1,473,320
 Deferred compensation                                       (88,995)
 Accumulated deficit                                      (1,848,968)
                                                           ----------
   TOTAL STOCKHOLDERS' EQUITY                                342,820
                                                           ----------
                                                          $  536,021
                                                           ==========





                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended March 31,
                                                2001            2000
                                           --------------   -------------
                                            (unaudited)      (unaudited)

Sales                                      $     6,894      $     10,791

Cost of goods sold                               3,780             7,769
                                           --------------   -------------
Gross Profit                                     3,114             3,022

OPERATING EXPENSES:

 Depreciation                                      690               500
 Rent                                            3,498             3,498
 Non-cash compensation                          29,265              -
 Interest income, net                           (8,227)             -
 General and administrative                     95,261            87,738
                                           --------------   -------------
                                               120,487            91,736
                                           --------------   -------------
Net loss                                   $  (117,373)     $    (88,714)
                                           ==============   =============


Net loss per common share
 - basic and diluted                       $     (0.02)     $      (0.01)
                                           ==============   =============

Weighted average number of shares
 outstanding - basic and diluted             7,051,636         6,072,142
                                           ==============   =============


















                  See notes to consolidated financial statements
                                        -3-

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Three Months Ended March 31,
                                       ---------------------------------------
                                               2001                 2000
                                         -----------------    ------------------
                                            (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                $    (117,373)        $    (88,714)
                                         -----------------    ------------------
 Adjustments to reconcile net loss to
  net cash used in operations:
   Depreciation                                    690                  500
   Non-cash compensation                        29,265                 -

 Changes in assets and liabilities:
  Accounts receivable                           (3,655)             (10,791)
  Inventories                                    3,264                1,734
  Deposits                                      12,500                 -
  Accounts payable and accrued expenses        (88,573)              (3,249)
                                         -----------------    ------------------
     Total adjustments                         (46,509)             (11,806)
                                         -----------------    ------------------

NET CASH USED IN OPERATIONS                   (163,882)            (100,520)
                                         -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of bank overdraft                    (4,162)                -
 Repayments of short-term loans               (150,000)                -
 (Advances to) repayments from shareholders     12,458              (16,188)
 Proceeds from the sale of common stock        586,350                 -
                                         -----------------    ------------------
NET CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES                                    444,646              (16,188)
                                         -----------------    ------------------

NET (DECREASE) INCREASE IN CASH                280,764             (116,708)

CASH - beginning of period                        -                 254,317
                                         -----------------    ------------------

CASH - end of period                     $     280,764         $    137,609
                                         =================    ==================

Cash paid for:
      Interest                           $        -            $       -
                                         =================    ==================

      Taxes                              $        -            $       -
                                         =================    ==================

                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 have been included.

The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

STOCKHOLDERS' EQUITY

On December 16, 2000 , the Company entered into a strategic marketing agreement with a company. The term of such agreement is for one-year commencing January 1, 2001. The Company issued 300,000 shares of its common stock as compensation provided for under the agreement. The shares were valued at $118,260 and were recorded as deferred compensation and will be expensed over the term of the agreement. At March 31, 2001, the Company has recorded compensation of $29,265.

On March 28, 2001, the Company raised $755,000 through a private placement of 604,000 units ($1.25 per unit), each unit consisting of two shares of the Company's common stock and one common stock purchase warrant exercisable at $1.50 per share. The Company incurred costs in relation to this private placement of $168,650 and netted proceeds of $586,250. The Company also issued 56,000 shares of its common stock for legal services rendered in relation to this offering. Additionally, the Company issued to a consultant that provided services in relation to securing the proceeds of this offering, 627,500 common stock purchase warrants exercisable at $0.50 per share. All costs associated with this offering are recorded net against the gross proceeds.

Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of operations - January 1, 2000 - March 31, 2000 (unaudited)

For the quarter ended March 31, 2000, we generated revenues of $10,791. The cost of goods sold was $7,769 resulting in a gross profit of $3,022 and gross profit percentage of 28% for the quarter ended. Operating expenses were $91,736 for the quarter ended. The expenses consisted mainly of general and administrative expenses of $87,738 primarily attributable to salaries and professional fees.

Results of Operations - January 1, 2001 - March 31, 2001 (unaudited)

For the quarter ended March 31, 2001, we generated revenues of $6,894. The cost of goods sold was $3,780 resulting in a gross profit of $3,114 and a gross profit percentage of 45% for the quarter ended. Operating expenses were $120,487 for the quarter ended. These expenses consisted of general and administrative expenses of $95,261 primarily attributable to salaries and office expenses. The increase in our operating expenses of $28,751 from the same quarter in the preceding year, can be attributed to non-cash compensation relating to equity issuances for services rendered.

Liquidity, Capital Resources and Plan of Operations

We have financed our growth and cash requirements through the sale of our common stock and stock purchase warrants through a private placement, placed through Joseph Stevens & Co. We raised $755,000 as a result of this placement and we currently have no debt from credit facilities, financial institutions or private lenders. We do not have any material commitments for capital expenditures.

Cash used in operations for the three months ended March 31, 2001, was approximately $164,000 attributable to a net loss of $117,000 and increases in accounts receivable of $4,000 and decreases in accounts payable and accrued expenses of approximately $89,000, offset by decreases in inventory and deposits and non-cash charges of approximately $46,000. Additionally, cash flows from financing activities consisted of the following: net proceeds from the sale of common stock and common stock purchase warrants of $586,000, decreases in shareholder advances of $12,000 offset by the repayment of short-term loans of $154,000.

Based upon purchase orders we have on hand, and anticipated future product sales, and cash on hand we believe that we can meet all of our financial requirements over the next 12 months. Should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Additional funding may not be available to us on acceptable terms.

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Changes in Securities and Use of Proceeds

                  On March 28, 2001, we raised $755,000 through a private placement of 604,000 Units ($1.25 per Unit), each Unit consisting of two shares of our common stock and one common stock purchase warrant exercisable at $1.50 per share. The Units were sold to the following parties, each of which is an "accredited investor" within the meaning of Rule 501(a) of Regulation D: Dunkeld Holdings Limited, Odette Steinberg, Robert Wilner, John R. Miller, Michael S. Person, Keir & Cawder Estates Ltd., and Thomas Charles. The private placement of the Units was underwritten by Joseph Stevens & Company, Inc., for which it received (i) a 10% commission on the Units sold, (ii) a 3% non-accountable expense allowance, (iii) reimbursement of all expenses and legal fees it incurred in connection with the offering, and (iv) common stock warrants to purchase 627,500 shares of our common stock at an exercise price of $.50 per share. Our total expenses associated with the offering were approximately $168,650; our net proceeds from the offering were approximately $586,250. The net proceeds from the offering are being used by us for research and development, to acquire inventory, to reduce trade payables and other indebtedness, for sales and marketing, and for working capital and general corporate purposes. The private placement was made in reliance on the exemption from the registration requirements under the Securities Act of 1933 set forth in section 4(2) of such Act and Rule 506 of Regulation D promulgated thereunder.

Item 3.           Defaults Upon Senior Securities

                  Not applicable

Item 4.           Submission of Matter to a Vote of Security Holders
                  --------------------------------------------------

                  Not applicable

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

(1)                        Exhibits:  None

(2)                        Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENSE HOLDINGS, INC. AND SUBSIDIARY



Date: May 15, 2001               /s/Dore Scott Perler
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer and Principal
                                  Accounting Officer)