Form 10QSB
period 2001-06-30
SENSE HOLDINGS INC
filed 2001-08-14
CIK 1093903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended:   June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 10,530,136 shares of Common Stock as of July 31, 2001.

                              SENSE HOLDINGS, INC.
                                      INDEX


                                                                         Page
Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheet - June 30, 2001 (unaudited)                       3

           Statements of Operations (unaudited) for the Three
             And Six Months Months Ended June 30, 2001 and 2000            4

           Statements of Cash Flow (unaudited) for the Six Months
             Ended June 30, 2001 and 2000                                  5

           Notes to Consolidated Financial Statements                     6-7

Item 2.    Management's Discussion and Analysis or Plan of
             Operations                                                    8

PART II    OTHER INFORMATION

Item 6.      Exhibits and reports on Form 8-K                              9

Signatures                                                                10

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001
                                   (Unaudited)



                                     ASSETS
CURRENT ASSETS:
      Cash                                                                      $        158,760
      Accounts receivable                                                                 58,170
      Inventories                                                                         94,050
      Advances - shareholders                                                             48,742
      Prepaid expenses                                                                   148,000
      Other current assets                                                                 2,977
                                                                                -----------------
         TOTAL CURRENT ASSETS                                                            510,699

PROPERTY AND EQUIPMENT, net                                                                6,871

LICENSE AGREEMENT, net                                                                   531,039
                                                                                -----------------

                                                                                $      1,048,609
                                                                                =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                     $        216,973
      Due to UT-Batelle, LLC                                                               4,000
                                                                                -----------------
         TOTAL CURRENT LIABILITIES                                                       220,973
                                                                                -----------------

STOCKHOLDERS' DEFICIT:
      Common stock, $.10 par value, 20,000,000 shares authorized;
         10,530,136 shares issued and outstanding                                      1,053,013
      Additional paid-in capital                                                       2,192,507
      Deferred compensation                                                              (96,630)
      Accumulated deficit                                                             (2,321,254)
                                                                                -----------------
         TOTAL STOCKHOLDERS' DEFICIT                                                     827,636
                                                                                -----------------

                                                                                $      1,048,609
                                                                                =================






                            See notes to consolidated financial statements
                                                  -3-

                                          SENSE HOLDINGS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Three Months Ended June 30,             Six Months Ended June 30,
                                                         ------------------------------------   ------------------------------------
                                                               2001               2000                2001               2000
                                                         -----------------   ----------------   -----------------  -----------------
                                                           (unaudited)         (unaudited)        (unaudited)        (unaudited)
Sales                                                    $          6,115    $             -    $         13,009   $         10,791

Cost of goods sold                                                  3,375                  -               7,155              7,769
                                                         -----------------   ----------------   -----------------  -----------------

Gross Profit                                                        2,740                  -               5,854              3,022
                                                         -----------------   ----------------   -----------------  -----------------
OPERATING EXPENSES:

   Amortization                                                     8,933                  -               8,933              1,000
   Depreciation                                                       690                500               1,380                  -
   Rent                                                             6,996              3,498              10,494              6,996
   Non-cash compensation                                          171,690            337,340             200,955            337,340
   Interest income, net                                           (55,384)                 -             (47,157)                 -
   General and administrative                                     325,647             93,884             420,908            181,622
                                                         -----------------   ----------------   -----------------  -----------------
                                                                  458,572            435,222             595,513            526,958
                                                         -----------------   ----------------   -----------------  -----------------

Net loss                                                 $       (455,832)   $      (435,222)   $       (589,659)  $       (523,936)
                                                         =================   ================   =================  =================
Net loss per common share - basic and diluted            $          (0.05)   $         (0.07)   $          (0.07)  $          (0.08)
                                                         =================   ================   =================  =================

Weighted average number of shares
   outstanding - basic and diluted                              9,303,136          6,294,809           8,192,065          6,183,475
                                                         =================   ================   =================  =================











                                  See notes to consolidated financial statements
                                                        -4-

                                SENSE HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended June 30,
                                                                                 ------------------------------------
                                                                                      2001                2000
                                                                                 ----------------   -----------------
                                                                                   (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $      (589,659)   $       (523,936)
                                                                                 ----------------   -----------------
     Adjustments to reconcile net loss to net cash used in operations:
             Amortization and depreciation                                                10,313               1,000
             Non-cash compensation                                                       227,955             337,340

     Changes in assets and liabilities:
         Accounts receivable                                                               2,929              19,471
         Inventories                                                                      22,939             (13,436)
         Prepaid expenses                                                               (110,500)                  -
         Deposits                                                                         12,500                 (85)
         Accounts payable and accrued expenses                                           (64,803)            (42,018)
                                                                                 ----------------   -----------------
             Total adjustments                                                           101,333             302,272
                                                                                 ----------------   -----------------

NET CASH USED IN OPERATIONS                                                             (488,326)           (221,664)
                                                                                 ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from acquisition                                                               224,028                   -
                                                                                 ----------------   -----------------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                          224,028                   -
                                                                                 ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank overdraft                                                          (4,162)                  -
     Repayments of short-term loans                                                     (150,000)                  -
     Loans to shareholders                                                                     -              (8,188)
     Advances to shareholders                                                             (7,542)             50,000
     Repurchase of common stock                                                           (1,588)                  -
     Proceeds from the sale of common stock                                              586,350                   -
                                                                                 ----------------   -----------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                          423,058              41,812
                                                                                 ----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                                          158,760            (179,852)

CASH - beginning of period                                                                     -             254,317
                                                                                 ----------------   -----------------

CASH - end of period                                                             $       158,760    $         74,465
                                                                                 ================   =================






                                 See notes to consolidated financial statements
                                                       -5-

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the six and three-month periods ended June 30, 2001 and 2000 have been included.

The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

ACQUISITION

On May 31, 2001, the Company acquired Micro Sensor Technologies, Inc. ("Micro Sensor"). The acquisition agreement provided for a stock for stock exchange, whereby all of the outstanding shares of Micro Sensor were exchanged for 2,000,000 shares of the Company's common stock.

The Company valued the shares exchanges at $0.38 per share or $760,000. The excess of the purchase price over the fair value of the assets acquired or $535,972 has been recorded as a license agreement. The license is amortized over five-year; the Company has recorded amortization expense of $8,933 as of June 30, 2001.

No proforma results of operations have been presented as if the aquisition of Micro Sensor had occured as of January 1, 2001 as the operations of Micro Sensor have been immaterial.


STOCKHOLDERS' EQUITY

On December 16, 2000, the Company entered into a strategic marketing agreement with a company. The term of such agreement is for one-year commencing January 1, 2001. The Company issued 300,000 share of its common stock as compensation for the provided under the agreement. The shares were valued at $118,260 and were recorded as deferred compensation and will be expensed over the term of the agreement. At March 31, 2001, the Company has recorded compensation of $29,265.

On March 28, 2001, the Company raised $755,000 through a private placement of 604,000 units ($1.25 per unit), each unit consisting of two shares of the Company's common stock and one common stock purchase warrant exercisable at $1.50 per share. The Company incurred costs in relation to this private placement of $168,650 and netted proceeds of $586,250. The Company also issued 56,000 shares of its common stock for legal services rendered in relation to this offering. Additionally, the Company issued to the investment banker for services provided in relation to securing the proceeds of this offering, 627,500 common stock purchase warrants exercisable at $0.50 per share. All costs associated with this offering are recorded net against the gross proceeds.

In May 2001, the Company issued 358,500 shares of its common stock to consultants and employees for services rendered. These shares were valued at $0.45; the Company has recorded $161,325 in compensation.

In May 2001, the Company issued 100,000 shares to an individual for a one-year consulting agreement commencing in April 2001. These shares were valued at $0.45 per share or $45,000. The Company has recorded $7,500 as compensation and the remaining value, $37,500 has been recorded as deferred compensation.

In June 2001, the Company purchased 3,000 shares of its common stock at $0.53 per share or $1,588. Such shares were subsequently retired.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "SFAS No. 141", "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of operations - January 1, 2000 - June 30, 2000 (unaudited)

For the six months ended June 30, 2000, we generated revenues of $10,791. The cost of goods sold was $7,769 resulting in a gross profit of $3,022 and gross profit percentage of 28% for the six months ended. Operating expenses were $526,958 for the six months ended. The expenses consisted of mainly of general and administrative expenses of $181,622 primarily attributable to salaries and professional fees and noncash compensation expenses of $337,340 attributable to common stock issued for services.

Results of Operations - January 1, 2001 - June 30, 2001 (unaudited)

For the six months ended June 30, 2001, we generated revenues of $13,009. The cost of goods sold was $7,155 resulting in a gross profit of $5,854 and a gross profit percentage of 45% for the six months ended. Operating expenses were $595,513 for the six months ended. These expenses consisted of general and administrative expenses of $420,908 primarily attributable to salaries and office expenses and professional fees and noncash compensation related to shares issued for services of $200,955; offset by interest income, net of $47,157.

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

Cash used in operations for the Six months ended June 30, 2001, was approximately $159,000 attributable to a net loss of $580,000 and and an increase in prepaid expenses of $110,500 and decreases in accounts payable and accrued expenses of approximately $65,000, offset by decreases in accounts receivable, inventory and deposits and non-cash charges of approximately $266,000. Additionally, cash flows from financing activities consisted of the following: net proceeds from the sale of common stock and common stock purchase warrants of $586,000, $224,000 in cash proceeds from the Micro Sensor acquisition, decreases in shareholder advances of $7,500, and the repurchase of share of the Company's common stock of $1,600 and the repayment of short-term loans of $154,000.

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

                  In May 2001, we issued 2,000,000 shares in connection with the acquisition of Micro Sensor Technologies, Inc.

                  In May 2001, we issued 358,500 shares to consultants and employees for services rendered. In addition 100,000 shares were issued to a financial consultant for a one-year agreement commencing in April 2001.


                  In June 2001, we repurchased 3,000 shares of our outstanding common stock for $1,588.

Item 3.           Defaults Upon Senior Securities

                  Not applicable

Item 4.           Submission of Matter to a Vote of Security Holders

                  Not applicable

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (1)    Exhibits:

                         Number            Description

                  (2)    Reports on Form 8-K

                  On June 15, 2001, we filed an Form 8-K in connection with the acquisition of Micro Sensor Technologies, Inc. for 2,000,000 shares of our common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENSE HOLDINGS, INC. AND SUBSIDIARY



Date: August 14, 2001            /s/Dore Scott Perler
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer and Principal
                                 Accounting Officer)