Form 10QSB
period 2001-09-30
SENSE HOLDINGS INC
filed 2001-11-14
CIK 1093903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 2001
                                          ------------------
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number 333-87293

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

Check mark whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,858,136 shares of Common Stock as of September 30, 2001.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                          Page
Part 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 2001 (unaudited)       2

          Consolidated Statements of Operations (unaudited) for the Three
          and Nine Months Ended September 30, 2001 and 2000                 3

          Consolidated Statements of Cash Flow (unaudited) for the Nine
          Months Ended September 30, 2001 and 2000                          4

          Notes to Consolidated Financial Statements                     5 - 6

Item 2.   Management's Discussion and Analysis or Plan of Operations     7 - 8

PART II   OTHER INFORMATION                                                9

Item 1.   Legal Proceedings                                                9

Item 2.   Changes in Securities and Use of Proceeds                        9

Item 3.   Defaults Upon Senior Securities                                  9

Item 4.   Submission of Matter to a Vote of Security Holders               9

Item 6.   Exhibits and reports on Form 8-K                                 9

Signatures                                                                10

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001
                                   (Unaudited)



                                     ASSETS
CURRENT ASSETS:
     Cash                                                         $     762,659
     Accounts receivable                                                 39,341
     Inventories                                                        122,643
     Advances - shareholders                                             66,222
     Prepaid expenses                                                   118,000
     Other current assets                                                 2,977
                                                                  --------------
        TOTAL CURRENT ASSETS                                          1,111,842

PROPERTY AND EQUIPMENT, net                                               5,491

DEFERRED FINANCING COST, net                                            548,100

LICENSE AGREEMENT, net                                                  500,240
                                                                  --------------

                                                                  $   2,165,673
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $     232,611
     Accrued interest                                                     8,792
     Notes payable                                                    1,055,000
                                                                  --------------
        TOTAL CURRENT LIABILITIES                                     1,296,403
                                                                  --------------


STOCKHOLDERS' DEFICIT:
     Common stock, $.10 par value, 20,000,000 shares authorized;
        11,858,136 shares issued and outstanding                      1,185,813
     Additional paid-in capital                                       2,812,683
     Deferred compensation                                              (55,815)
     Accumulated deficit                                             (3,073,411)
                                                                  --------------
        TOTAL STOCKHOLDERS' DEFICIT                                     869,270
                                                                  --------------

                                                                  $   2,165,673
                                                                  ==============






                   See notes to consolidated financial statements

                                           SENSE HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                                     --------------------------------------   ------------------------------------
                                                          2001                2000                 2001               2000
                                                     ----------------  --------------------   ---------------   ------------------
                                                       (unaudited)         (unaudited)         (unaudited)         (unaudited)

Sales                                                $         6,000   $            80,800    $       19,009    $          91,591

Cost of goods sold                                             2,490                 5,238             9,645               13,007
                                                     ----------------  --------------------   ---------------   ------------------

Gross Profit                                                   3,510                75,562             9,364               78,584
                                                     ----------------  --------------------   ---------------   ------------------

OPERATING EXPENSES:

   Depreciation and amortization                              28,179                   500            38,492                1,500
   Rent                                                        3,935                 3,498            14,429               10,494
   Non-cash compensation                                      43,650                81,000           244,605              418,340
   Interest expense, net                                     123,245                27,868            76,088               27,868
   General and administrative                                556,658               115,034           977,566              296,656
                                                     ----------------  --------------------   ---------------   ------------------
                                                             755,667               227,900         1,351,180              754,858
                                                     ----------------  --------------------   ---------------   ------------------

Net loss                                             $      (752,157)  $          (152,338)   $   (1,341,816)   $        (676,274)
                                                     ================  ====================   ===============   ==================

Net loss per common share - basic and diluted        $         (0.07)  $             (0.02)   $        (0.15)   $           (0.11)
                                                     ================  ====================   ===============   ==================

Weighted average number of shares
   outstanding - basic and diluted                        11,415,469             6,440,973         9,159,086            6,269,308
                                                     ================  ====================   ===============   ==================











                                        See notes to consolidated financial statements
                                                                 3

                                SENSE HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended September 30,
                                                                      -----------------------------------
                                                                           2001               2000
                                                                      ---------------   -----------------
                                                                       (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $   (1,341,816)   $       (676,274)
                                                                      ---------------   -----------------
     Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization                                      38,492               1,500
           Non-cash compensation                                             244,605             418,340
           Common stock issued for professional services                     119,421                   -
           Amortization of deferred financing costs                          109,620                   -


     Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                                   21,758              (2,637)
        Inventories                                                           (5,654)           (113,198)
        Prepaid expenses                                                      39,500             (12,585)
        Deposits                                                              12,500                   -
        Increase (decrease) in:
        Accounts payable and accrued expenses                                (49,165)            101,990
        Accrued interest                                                       8,792                   -
                                                                      ---------------   -----------------
           Total adjustments                                                 539,869             393,410
                                                                      ---------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES                                       (801,947)           (282,864)
                                                                      ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from acquisition                                                   104,028                   -
                                                                      ---------------   -----------------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                              104,028                   -
                                                                      ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank overdraft                                              (4,162)                  -
     Repayments of short-term loans                                         (150,000)                  -
     Loans to shareholders                                                         -             (11,388)
     Advances to shareholders                                                (25,022)                  -
     Repurchase of common stock                                               (1,588)                  -
     Proceeds from convertible loan                                                -             100,000
     Proceeds from short term notes                                        1,055,000
     Proceeds from the sale of common stock                                  586,350                   -
                                                                      ---------------   -----------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                            1,460,578              88,612
                                                                      ---------------   -----------------

NET INCREASE (DECREASE) IN CASH                                              762,659            (194,252)

CASH - beginning of period                                                         -             254,317
                                                                      ---------------   -----------------

CASH - end of period                                                  $      762,659    $         60,065
                                                                      ===============   =================





                                See notes to consolidated financial statements
                                                       4

                     SENSE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2000 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 30, 2001.


NOTE 2 - ACQUISITION

On May 31, 2001, the Company acquired 100% of the outstanding stock of Micro Sensor Technologies, Inc. ("Micro Sensor") in exchange for 2,000,000 shares of the Company's common stock. The Company accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Micro Sensor have been included in the Company's consolidated financial statements since the date of acquisition. The Company valued the shares exchanged at $0.38 per share or $760,000. The purchase price exceeded the fair value of assets acquired by $535,972. The excess has been recorded as a license agreement and is being amortized on a straight-line basis over five years. For the nine months ended September 30, 2001, the Company has recorded amortization expense of $35,732.

NOTE 3 - STOCKHOLDERS' DEFICIT

On August 31, 2001, the Company conducted a private placement which was comprised of the sale of units consisting of shares of common stock and promissory notes equal to the dollar amount of the investment; with the latter being due 180 days from the date of issuance. Cash totaling $1,055,000 was received under this private placement. Accordingly, this amount, which bears interest at 10% per annum is shown in the consolidated financial statements as notes payable. The stock was issued having a fair market value on the date that the funds were received of $598,185. The amount has been recorded as common stock and as deferred financing costs, which are being amortized over the life of the notes.

Additionally, in connection with the offering, the Company issued to an investment banker for services provided in relation to securing the proceeds of this offering, 105,000 shares of its common stock. These shares were valued at fair market value of $.57 per share or $59,535. The Company has recorded the amount as deferred financing costs.

Furthermore, the Company issued 168,000 shares of its common stock to consultants and directors for services rendered. These shares were valued at fair market value of $0.57 per share. For the nine months ended September 30, 2001, the Company recorded $92,421 of consulting expense and $2,835 as compensation expense in connection with these shares,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Sales for the nine months ended September 30, 2001 were $19,009 compared to sales of $91,591 for the nine months ended September 30, 2000. The decrease in sales was primarily due to a $50,000 consulting fee received in the nine months ended September 30, 2000, and the Company's continuing emphasis on improving its biometric technology prior to launching a substantial marketing campaign.

Cost of goods sold amounted to $9,645 for the nine months ended September 30, 2001 compared to $13,007 for the nine months ended September 30, 2000. Gross profit as a percentage of sales for the nine months ended September 30, 2001 was 49% compared to 86% for the nine months ended September 30, 2000. The decrease was attributable to the $50,000 consulting revenue, which had no corresponding cost of sales.

Operating expenses for the nine months ended September 30, 2001 were $1,351,180 compared to $754,858 for the nine months ended September 30, 2000. The increase is primarily related to increased general and administrative expenses of $680,910 as a result of increased salaries, office expenses and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and cash requirements through the sale of our common stock and stock purchase warrants through a private placement, placed through Joseph Stevens & Co. We raised gross of $755,000 as a result of this placement. In addition, we raised $1,055,000 through a private placement, placed through vFinance Investments Inc. The private placement was comprised of the sale of units consisting of shares of common stock and promissory notes equal to the dollar amount of the investment; with the latter being due 180 days from the date of issuance. We do not have any material commitments for capital expenditures.

Cash used in operations for the nine months ended September 30, 2001, was approximately $802,000 attributable to a net loss of $1,342,000 offset by amortization and depreciation, non-cash compensation and deferred costs amounting to approximately $512,000. Additionally, the use of cash was offset by decreases in prepaid expenses, accounts receivable, deposits and an increase in accrued interest of $39,000, $22,000, $13,000 and $9,000, respectively. Additionally, inventories increased by approximately $6,000 and accounts payable and accrued interest decreased by approximately $49,000.

Cash flows from investing activities consisted of cash proceeds from the Micro Sensor acquisition in the amount of $104,000.

Cash flows from financing activities consisted of the following: net proceeds from the sale of common stock of approximately $586,000, proceeds form short term notes in the amount of $1,055,000, repayments of short term loans totaling $150,000, repayment of bank overdraft of $4,000, increases in shareholder advances of $25,000, and the repurchase of shares of the Company's common stock of $1,600.

Based upon purchase orders we have on hand, anticipated future product sales, and cash on hand we believe that we can meet all of our financial requirements over the next 12 months. Should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Additional funding may not be available to us on acceptable terms.

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Changes in Securities and Use of Proceeds

                  On August 31, 2001, we conducted a private placement which was comprised of the sale of units consisting of shares of common stock and promissory notes equal to the dollar amount of the investment; with the latter being due 180 days from the date of issuance. Cash totaling $1,055,000 was received under this private placement. Accordingly, this amount which bears interest at 10% per annum, is shown in the consolidated financial statements as notes payable. The stock was issued having a fair market value on the date that the funds were received of $598,185. The amount has been recorded as common stock and as deferred financing costs which are being amortized over the life of the notes.

                  Additionally, in connection with the offering, we issued to an investment banker for services provided in relation to securing the proceeds of this offering, 105,000 shares of its common stock. These shares were valued at fair market value of $.57 per share or $59,535. We have recorded the amount as deferred financing costs.

                  Furthermore, we issued 168,000 shares of its common stock to consultants and directors for services rendered. These shares were valued at fair market value of $0.57 per share. For the nine months ended September 30, 2001, we recorded $92,421 of consulting expense and $2,835 as compensation expense in connection with these shares,


Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matter to a Vote of Security Holders

                  None


Item 6.           Exhibits and Reports on Form 8-K

(1)                        Exhibits

                           None

(2)                        Reports on Form 8-K

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SENSE HOLDINGS, INC. AND SUBSIDIARIES


Date:  November 14, 2001                   By:/s/Dore Scott Perler
                                              --------------------
                                              Dore Scott Perler
                                              Chief Executive Officer,
                                              President and Director
                                              (Principal Executive Officer and
                                               Principal Accounting Officer)