Form 10KSB
period 2001-12-31
SENSE HOLDINGS INC
filed 2002-04-01
CIK 1093903

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        Commission file number: 333-87293



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

             4503 NW 103rd Avenue, Suite 200, SUNRISE, FLORIDA 33351
             -------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (954) 726-1422
                                 --------------
                (Issuer's Telephone Number, Including Area Code)



Securities registered under Section 12(b)of the Securities Exchange Act of 1934:

        None

Securities registered under Section 12(g)of the Securities Exchange Act of 1934:

        None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2001: $69,569.

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on March 26, 2001 ($.96):
$14,922,486.

The number of shares outstanding of the registrant's Common Stock, par value $.10 per share (the Common Stock), as of March 26, 2002, was 15,544,257.

Transitional Small Business Disclosure Format (check one) Yes   No X

Documents Incorporated By Reference:        None.

                                     PART 1

This Annual Report Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB, are forward-looking statements. In addition, when used in this document the words anticipate, estimate, intends, project and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward- looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

ITEM 1. DESCRIPTION OF BUSINESS

     Sense Holdings, Inc. ("Sense Holdings", "Sense", "we", "us", "our"), is a Florida corporation. We design, develop, manufacture and sell products that use biometric technology to verify a person's identity. Unique physical traits such as fingerprints, retina lines, voice waves and palm prints are known as biometric traits, and their use to verify a person's identity is known as biometric identification. In addition, Sense Holdings, Inc., has integrated smartcard technology into its biometric applications. Applications, such as time and attendance and access control are written around the biometric and smartcard technology.

     Our time and attendance systems, which are marketed under the name CheckPrint(R) T/A, are human resource systems that permit an employees time and attendance at work to be tracked using our fingerprint identification hardware and software suite. The technology operates as a stand alone unit or a fully networkable unit that generates reports and can automatically port all payroll information to a payroll service.

     Our access control systems, which are marketed under the name CheckPrint(R) A/C, are security systems that permit access to locked buildings, offices or other secured areas only to those whose identities can be verified, using our fingerprint identification software. Our modest revenue-generation to date is, in substantial part, a result of a lack of capital necessary to acquire a product inventory and commence aggressive marketing programs. While we have funded our growth to date through the sale of our debt and equity securities, we require operating revenues or alternative financing in order to fully implement our business plan and achieve profitability.

     Sense Holdings, Inc., is also a research and development company specializing in biometric security and explosive detection. We continue to develop our biometric line of products to meet the needs of today's security market. Our subsidiary, Micro Sensor Technologies, Inc., is exclusively engaged in the acquisition and development of explosive detection technology.

     Our fiscal year end is December 31. Our executive offices are located at 4503 NW 103rd Avenue, Sunrise, Florida 33351, and our telephone number is:(954) 726-1422.

Industry

     The use of unique physical traits to verify a person's identity, is known as biometric identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, signature verification and voice analysis. Biometric technology has been used for decades in government and law enforcement applications. But, until recently, these systems were too expensive to manufacture to make retail marketing realistic. With the introduction of more powerful computers and the development of more advanced software applications, biometric identification techniques can be adapted for commercial purposes on an economically feasible basis. In addition, there is currently a higher awareness of biometrics as it relates to security applications.

     There are many alternatives in the biometric industry that include, but are not limited to, fingerprint recognition, facial recognition, voice recognition and palm recognition. Many providers have used the different methods in different applications. To date, applications include time and attendance, access control, crowd scanning and computer access. The industry is in its infancy regarding applications however the technology regarding biometric detection is a rapidly maturing science. Presently, there are many companies entering the biometric detection and application industry while many other companies have failed at trying to create a marketable product. There are few companies that have been in the industry for multiple years and continue to use their experience to market biometric detection devices and applications.

     We believe that fingerprint identification is far more effective in authenticating employees' actual attendance at work than traditional time clock verification. By authenticating a person's identity, biometric identification can substantially reduce incidents of employee fraud inherent in the use of other forms of employee identification and attendance verification, such as punch clocks. We also believe that fingerprint verification is less intrusive, more widely accepted and more cost effective than other available forms of biometric identification. Also, the use of biometrics for access control is becoming widely accepted in the marketplace. This is especially true for access to sensitive workspaces like an airport tarmac.

     Many factors, including recent world events, have created increased demand for new biometric applications to secure access, not only to physical areas, but also sensitive data. Among the applications that are being developed are the use of biometrics to validate the identities of individuals at security checkpoints before boarding a plane, entering a building, crossing a boarder, accessing a computer and many other applications.

Products and Systems

BIOCLOCK(TM)

     Our biometric systems are designed and built around our proprietary hardware platform known as BioClock(TM), a stand-alone platform, or completely networkable system, that replaces a traditional wall mounted or free-standing swipe or punch card time clock. Identity verification is accomplished by comparing an individual's scanned and digitized fingerprint to the fingerprint profile stored in a computer database. The user's fingerprint is scanned by means of a silicon-based reader with sensors that capture the fingerprint image. The image is then converted into data that is stored in the system's computer database, and saved as a reference for comparison to the fingerprint offered for identification.

     BioClock(TM) replaces traditional identification devices such as: swipe cards; punch cards; PIN numbers; or, passwords that can be stolen or voluntarily provided by the owner to another person. Alternatively, BioClock(TM) can be used in conjunction with traditional identification devices for added security. We have made our systems modular so the user can choose which parts of the technology they wish to use. In addition, we have designed our systems to be compatible with many existing technologies so that they can be integrated into an existing system. As a result, we believe BioClock(TM) reduces incidents of fraud associated with traditional identification systems that do not effectively preclude individuals from using another person's means of identification while keeping integration hurdles and costs down.

     We have also developed two integrated hardware and software applications that incorporate BioClock(TM) in turn-key total solution systems.

CHECKPRINT(R) T/A

     Our time and attendance systems, which are marketed under the name CheckPrint(R) T/A:

o use fingerprint verification to authenticate the identity of employees when they arrive at and leave work;

o gather data, including the time each employee attends work and what areas where accessed by an employee;

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

     Our standard CheckPrint(R) T/A system includes a 100 person user base. We are currently developing data base management capabilities for larger numbers of employee, while maintaining system accuracy. These developments include the use of a PIN number in conjunction with biometrics, that make the number of users only limited by the data storage capacity of the system , without adverse effects on accuracy.

CHECKPRINT(R) A/C

Our access control systems, which are marketed under the name CheckPrint(R) A/C, are security systems that permit access to locked buildings, offices or other secured areas only to those whose identities can be verified, using our proprietary fingerprint identification software. Our CheckPrint(R) A/C systems, which can be used with or without smartcard technology, can be programmed for different levels of security, permitting access only to recognized individuals who have the requisite level of security clearance. Our current version of CheckPrint(R) A/C system incorporates access control capability for single door access. We are developing software application infrastructure that will enable a single CheckPrint(R) A/C system to control access to multiple locations. We market CheckPrint(R) A/C at a higher price than CheckPrint(R) T/A, to reflect the increased level of technology and functionality provided by CheckPrint(R) A/C .

We have also developed and are marketing:

o CheckPrint(R) SDK, a software development kit for biometrics that enables purchasers and licensees to create custom applications for our software and hardware. The SDK was developed to work in conjunction with Sense Holdings, Inc.'s hardware and aids developers in the creation of robust biometric fingerprint applications. The SDK is separated into 3 categories - imaging, algorithm, and database. Once an application is developed and successfully deployed by a purchaser or licensee the end result will be increased sales of Sense Holdings, Inc.'s hardware.

o CheckPrint(R) DTU, provides users with the ability to secure a computer terminal, and files and folders via, fingerprint identification. The hardware is a stand-alone peripheral that can be connected to a port on an existing computer to permit fingerprint identification.

o CheckPrint(R) SDTU, provides users the ability to secure a computer terminal with fingerprint biometric and a smart card. The hardware is a stand-alone peripheral that can be connected to a port on an existing computer to permit fingerprint identification. There are many applications that can be written around the secure data storage capability of a smart card that is unlocked by a fingerprint biometric signature. For example, in a university setting information such as meal plan credits can be stored on the smart card and deducted as used by the biometrically identified user.

Product Development, Manufacturing and Assembly

CheckPrint(R) T/A is configured as a standalone unit comprised of a TFT Flat Panel display, internal computer, keypad, and silicon fingerprint reader. CheckPrint(R) T/A automatically authenticates the employee's identity, track totals hours, and calculates the correct pay rates. Sense offers CheckPrint(R) T/A models to support any size employee base.

We design, develop, manufacture, and sell the CheckPrint(R) T/A security solution. Sense has developed Time and Attendance, Access Control and security system software applications, as well as a complete hardware system solution based on a Pentium PC processor backbone. Our products work in a network environment and we can connect to any existing network infrastructure, or Sense can set the network up. Data is transmitted through TCP/IP protocol and we can link unlimited CheckPrint(R) T/A units together in any environment or facility. Sense also can remotely communicate with other CheckPrint(R) T/A units using a modem and transmitting over the standard telephone lines. The CheckPrint(R) T/A system is an unsupervised security and clock-in station replacing the standard wall mounted time clock or swipe system. An employee or another authorized user uses his or her fingerprint to replace a password, PIN or swipe card.

CheckPrint(R) T/A system and CheckPrint(R) A/C system are driven by our proprietary software.

The software components for our biometric identification systems have been developed, in most part, by our employees. The source code for the software is our proprietary property. This software enables our systems to gather, filter and sort data, generate reports from the data and compute payroll information for export to third party payroll services.

Most of the hardware components for our biometric systems are off-the shelf, and we are not dependent on any one vendor for these components. However, certain hardware components have been designed by our in-house engineering staff or designed to our specifications as works for hire by independent contractors.

We have entered into an agreement with Test Systems Engineering, under which Test Systems Engineering has designed, engineered and configure some of our hardware components for CheckPrint(R) T/A and CheckPrint(R) A/C systems. They are a valuable outsource for many engineering tasks and have a state of the art design and manufacturing facility. All product testing and assembly is performed by ourselves in order to maintain quality control. Our agreement with Test Systems Engineering terminates on December 31, 2005, and may be automatically renewed for consecutive one-year terms. For its services, Test Systems Engineering receives a fee payable at the rate of $75 per hour. We are not dependent on Test Systems Engineering for its services.

Our biometric systems currently incorporate a silicon-based fingerprint scanner with sensors to capture a user's fingerprint. Related software then compares the user's fingerprint to the digitized reference sample stored in the system's database, and verifies the user's identity. The silicon-based technology is used in conjunction with our own software that interfaces between the silicon product and our biometric systems. We currently purchase the silicon-based technology from an independent supplier. We believe that this supplier is able to provide us with our foreseeable requirements for these components. We are not dependent on the supplier for our sensor needs.

We have entered into an agreement with Integrated Design, Inc. under which Integrated Design developed a software program to enable the payroll data produced by CheckPrint(R) T/A to be exported to over 150 third party payroll services such as ADP and Paychex. We have licensed the software from Integrated Design and are required to pay license fees on a per user basis. This fee is incorporated into the cost of our overall product. Integrated Design was paid a $10,000 software development fee to customize their software to our application. The software development agreement is for a term of five years, with five year renewal terms, but may be canceled by either party on 90 days written notice. The agreement also provides us access to the software and allows us to continue to use Integrated Design's software in the event of such company's dissolution, bankruptcy or similar events. If our agreement with Integrated Design terminates, we will incur time and expense to develop alternative software links for data export. Delays in the successful development of alternative software links could adversely affect us.

Acquisition of Micro Sensor Technologies, Inc.

On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor Technologies, Inc. , a Florida corporation. The shares were acquired from UTEK Corporation a Delaware corporation and UT-Battelle LLC, a Tennessee corporation, the shareholders of Micro Sensor, in a stock-for-stock exchange, for total consideration of 2,000,000 shares of our common stock. Following the acquisition, Micro Sensor became our wholly-owned subsidiary, and we indirectly acquired the rights and obligations of Micro Sensor under various agreements to which it is a party, including a Patent License Agreement with UT-Battelle LLC, a Consulting Agreement with Dr. Thomas Thundat and a Work for Others Agreement with UT-Battelle LLC.

Under the Patent License Agreement, Micro Sensor became the exclusive licensee of UT-Battelle with respect to certain patented technology owned by UT-Battelle relating to the use, sale or offer for sale of technology which assists in the detection of unexploded ordnance including bombs, grenades, shells, rockets, and other explosive devices either placed as mines or fallen as projectiles whether buried or camouflaged. The exclusive license does not include explosive detection for security applications, including airport security. However, Micro Sensor has been granted a non-exclusive license to use the technology for security-related applications. UT-Battelle acquired the licensed rights under a contract with the United States Department of Energy, pursuant to which the technology was developed at the Oak Ridge National Laboratory in Oak Ridge, Tennessee.

Under the License Agreement, Micro Sensor is obligated to pay UT-Battelle an amount equal to 2.5% of net sales of products incorporating the licensed technology, subject to minimum annual royalties ranging from $5,000 during the first year of the license term to $25,000 for the seventh year of the term and thereafter. If the technology is sublicensed to third parties, a sublicense royalty fee equal to 50% of the sublicenses received by Micro Sensor must be paid to UT-Battelle. The term of the license agreement expires upon termination of the last-to-expire of the proprietary rights granted under the agreement, subject to earlier termination in the event of an uncured breach of the agreement by either party. No products have yet been developed from the technology, and we do not know if the acquired technology can be successfully incorporated into commercially feasible products or whether any such products can be successfully marketed.

Under a Consulting Agreement, Dr. Thomas G. Thundat has agreed to review, evaluate and make recommendations to Micro Sensor regarding the application of manufacturing and testing of the explosive detection technology, and will also provide recommendations to Micro Sensor regarding the application and integration of the new technology to products, and recommendations regarding the need for future research and development. Dr. Thundat was integrally involved in the development of the technology at the Oak Ridge National Laboratory. The one consulting agreement commenced on June 1, 2001. The agreement requires Thundat to provide 100 hours of consulting time to Micro Sensor at a rate of $200 an hour totaling $20,000, which amount was paid by Micro Sensor at the time of our acquisition.

Micro Sensor has also entered into a Work for Others Agreement with UT-Battelle, LLC. The objective of this agreement is to demonstrate the efficacy of the technology being licensed for the purpose of detecting explosive devices. The duration of the Work for Others Agreement is 12 months. UT-Battelle, LLC has estimated that the cost for the work to be performed under this agreement will be $100,000, and this amount was paid from Micro Sensor funds at the time of our acquisition.

Oak Ridge National Laboratory continues to work toward a commercially viable Micro Sensor to be incorporated into our product line of sensors. We are engineering systems and hardware to incorporate the sensor, as envisioned, into handheld explosive detection devices.

Research and Development

>From the  inception of our current  activities  in July 1998  through  December
2001,  we  have  spent  approximately   $600,000  on  research  and  development
activities.

Sales and Marketing

Many of our goods and services are based on custom orders that require pricing on a case by case basis. However, to the extent individual pricing is not necessary, we market CheckPrint(R) T/A systems for base prices ranging from $4,995 to $7,995, depending on the number of employees who will be tracked on the system. We also offer software updates and on-site service contracts for additional fees. We also sell other goods and services, such as a desk top finger sensor, a desk top finger sensor with a smart card reader built into the desk top unit, software developer's kits and database management tools, at suggested retail prices.

Initially, we intend to market CheckPrint(R) T/A to manufacturers and retailers with at least 15 employees. We plan to sell CheckPrint(R) T/A and future products through an in-house sales force as well as OEMs and independent sales representatives. We will engage in direct marketing programs, trade show participation, and local, regional and national advertising campaigns to generate sales. Moreover, we have offered consulting and design services to specialized biometric deployment projects. By offering our expertise in the design and deployment of biometric systems we gain additional revenues and create another marketing avenue.

Our independent Sales Representatives currently serve markets throughout the United States and South America. We intend to engage sales representatives to cover additional territories over the next 12 months. Initially, we intend to seek penetration of the retail merchandise, home and business security, food processing facilities, textile manufacturing and trucking and transport distribution markets through the services of these representatives. Sales representatives are generally compensated by a commission based upon the sales prices of systems sold by them.

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

Intellectual Property

Patents. We currently have on file with the United States Patent and Trademark Office, a utility patent that was converted from a provisional patent covering the proprietary use of our technology and the proprietary hardware used in our application. The goods and services are clearly marked as patent pending. Several other products and methods are being identified as potential patentable subject matter and once the analysis is complete applications will be sought. All of the engineers and programs are working diligently toward hardware and software solutions and it is believed that many of the solutions may be patentable. Sense Holdings, Inc., has retained patent counsel to review the projects and advise where patentable subject matter exists and to prepare applications for the same. All of our employees are under an obligation to assign inventive material to Sense Holdings, Inc. There is no guarantee that our patent application will mature into a registration for patent.

Trademarks. We enjoy several common law rights to our trademarks. The common law rights protect the use of marks used to identify our goods and services since the time of their first use in commerce. In addition, we have filed applications with the United States Patent and Trademark Office seeking registration of our logo and the mark BioClock(TM). We have a registration for the flagship product Checkprint(R). Several other marks are being identified as strong product and service identifiers and trademark search and applications are underway. There is no guarantee that our trademark applications will mature into registration of trademarks.

Copyrights. We enjoy several common law rights to our proprietary copyrights. The common law rights protect the actual programming code, the look and feel of its display screens and material contained in our user manuals since the time of the copyrightable works creation. In addition, we have an application on file with the United States Copyright Office covering our proprietary source code, the look and feel of our display screens and user manuals. There is no guarantee that our application will mature into a registration for copyright.

Whether or not we obtain formal protection for our products and/or systems, we intend to vigorously protect our ownership rights. However, protection of our rights will not prevent others from developing similar technology on their own or developing other products that may be used for purposes similar to ours. If these events occur, others may become our competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

Competition in time and attendance services exists from various software developers and product manufacturers, the largest of which is Kronos, a publicly-traded company (NASDAQ National Market System: KRON) providing software applications based on a swipe card identifier. Other competitors in time and attendance application development include Simplex, Smartime Software, Time and Tech.com and Unitime Systems. Principal competition in fingerprint biometrics include Identix, Secugen and Veridicom. Other biometric technology providers include Recognition Systems (hand geometry), Iridian(iris identification) and Visionics (facial recognition). Many of our competitors have a substantially longer operating history than we do and have substantially greater financial and other resources than we do. While we believe that our ability to offer a total package of time and attendance and access control software and innovative hardware gives us a competitive marketing advantage, unless we are able to penetrate the marketplace and gain name recognition for our products and technology, we may be unable to compete effectively.

We believe that we can effectively compete in our industry because:

o biometric identification is more reliable than traditional employment verification methods;

o fingerprint identification is less costly and more recognized than other currently available forms of biometric identification;

o our systems provide a total solution, turnkey approach to our customers; and

o our systems are networkable and can be remotely accessed by a system administrator to get valuable real time information regarding the customer's work force and security at the workplace;

o our systems offer an enterprise solution in that the systems are complete scalable for large numbers of employees and multiple access points and numerous locations;

o our systems are modular and offer a variety of identification methods that can be added to the basic system;

o our systems are software driven and the software is customable to a customer's particular needs; and,

o biometric identification does not use ID badges, passwords, PIN numbers or other devices that have historically been misused by employees to the detriment of employers.

We have not deployed technology in the explosive detection arena as the product is still under development.

Our inability to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

Employees

We currently employ twelve people, all of whom are full-time employees, in the following capacities: three executive officers, one corporate counsel, one in house sales, five programmers, one research and development engineer, and one warehouse and assemble employee. Our employees are not represented by a collective bargaining unit. We believe that relations with our employees are good.

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

In January 1999, we acquired all of the outstanding shares of Sense Technologies for a purchase price consisting of 4,026,700 of our shares, issued to the former shareholders of Sense Technologies. We operated Sense Technologies, Inc. as our wholly-owned subsidiary. At the time of the acquisition, Century Silver Mines had no operations and Sense Technologies was developing its proprietary biometric security systems. Immediately following the acquisition, the former shareholders of Sense Technologies owned approximately 93% of our outstanding shares.

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

In January 1999, we reduced the shares of our stock that were outstanding by combining each 7.74 shares that were outstanding, into one share. All numbers of shares in this report reflect the January 1999 share combination. In June 1999, we changed our corporate domicile from Idaho to Florida and, in connection with the domicile change, we changed our name to Sense Holdings, Inc. In May 2000, we increased the number of shares of common stock we are authorized to issue to 20,000,000, and in Janaury 2002, we again increased our authorized common stock to 40,000,000 shares.

In May of 2001 we acquired all of the issued and outstanding capital stock of Micro Sensor Technology Incorporated, a Florida corporation specializing in explosive detection technology. Micro Sensor Technology is now a wholly-owned suhsidiary of Sense Holdings.

In January 2002, in an effort to unify our corporate identity we ceased operating under the name Sense Technologies, Inc., and began operating only as Sense Holdings, Inc.

ITEM 2. DESCRIPTION OF PROPERTIES

In February 2002 we terminated our lease in Tamarac, Florida (with no further financial obligation thereunder) and relocated our corporate offices to approximately 7,000 square feet of office space in Sunrise, Florida. The lease is with an unaffiliated party. Our monthly lease payment is $4,664 over the lease term. The lease expires in March 2005 and provides that we may not assign or sublet the premises without the landlord's prior written consent. These facilities are suitable and adequate for our current needs and allow for anticipated expansion during the term of the lease. We currently maintain commercial general liability and property insurance coverage with policy limits of $1,000,000 and $125,000, respectively. We may increase this coverage to the extent business growth dictates.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates a party adverse to us in any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On November 28, 2001, holders of a majority of our outstanding common stock consented to the following actions, in writing, in lieu of holding an annual meeting of our shareholders:

o Dore Scott Perler, Andrew Goldrich, Shawn Tartaglia and Julie Slater, each of whom served as members of our board of directors prior to the date of the written consent, were re-elected to serve as members of our board of directors until the next annual meeting of shareholders and until their successors are duly elected and qualified;

o our 2001 Equity compensation plan was approved and adopted; and

o the engagement of Feldman Sherb & Co., P.A., as our independent auditors was confirmed and ratified.

Each of the foregoing board nominees received, and each of the foregoing corporate actions was approved by, 6,024,311 shares of our common stock, representing approximately 50.8% of our issued and outstanding common stock as of November 28, 2001 the record date for determining the number of outstanding shares. We did not solicit proxies in connection with the written consent of our shareholders, and the board of directors, as previously reported to the Securities and Exchange Commission, was re-elected in its entirety.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol SEHO (previously CTSMD). Prior to February 28, 2000, our shares were listed on the National Quotation Bureau's Pink Sheets. There is currently a limited trading market for our shares and we do not know whether an active market will develop. The reported high and low bid prices for the common stock are shown below for the period from January 1, 2000 through December 31, 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



Period                                    High                     Low
------                                    ----                     ---

First Quarter ended 3/31/00              $2.00                     $1.00
Second Quarter ended 6/30/00             $1.62                     $1.00
Third Quarter ended 9/30/00              $1.31                     $0.87
Fourth Quarter ended 12/31/00            $1.25                     $0.44

First Quarter ended 3/31/01              $0.51                     $0.96
Second Quarter ended 6/30/01             $0.71                     $0.36
Third Quarter ended 9/30/01              $0.85                     $0.33
Fourth Quarter ended 12/31/01            $1.35                     $0.63

As of December 31, 2001, there were 11,861,136 shares of our common stock outstanding. Our common stock is owned of record by approximately 800 holders. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

The Securities and Exchange Commission has adopted regulations which generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a penny stock. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the penny stock rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

Other stockholder matters

Common Stock

During 2001, the Company issued 886,500 of its common shares to consultants and employees for services rendered. The shares were valued at prices ranging from $.39 to $.75. For the year ended December 31, 2001, the Company recorded compensation expense of $300,420 and professional fees of $119,421. The consultants and advisors (a) had a preexisting business relationship with the Company, (b) had access to financial statements and other relevant information concerning the Company, (c) had such knowledge in business and financial matters that they were able to understand the risks and merits of an investment in the Company, and were, therefore, sophisticated investors at the time of acquisition and (d) the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. Accordingly, these transactions were exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder.

On March 28, 2001, the Company raised $755,000 through a private placement of 604,000 units ($1.25 per unit), each unit consisting of two shares of the Company's common stock and one common stock purchase warrant exercisable at $1.50 per share. The Company incurred costs in relation to this private placement of $168,650 and netted proceeds of $586,350. The Company also issued 56,000 shares of its common stock for legal services rendered in relation to this offering. Additionally, the Company issued to a consultant that provided services in relation to securing the proceeds of this offering, 627,500 common stock warrants exercisable at $0.50 per share. All costs associated with this offering are recorded net against the gross proceeds. The units were issued to a total of seven persons whom the Company had reasonable grounds to believe were accredited investors. Each of the investors (a) had access to business and financial information concerning the Company, (b) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that he or she was able to evaluate the risks and merits of an investment in the Company. Therefore each investor was also sophisticated within the meaning of Federal securities laws. In connection with this transaction, the Company issued warrants to purchase 627,500 shares of common stock, as compensation to the placement agent, and 56,000 shares of common stock as compensation to counsel to the placement agent. In addition, the certificates evidencing the shares and warrants that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

On May 31, 2001, the Company issued 2,000,000 shares of its common stock in exchange for 100% of the outstanding stock of Micro Sensor Technologies, Inc. ("Micro Sensor"). The Company valued the shares exchanged at $0.38 per share or $760,000. The shareholders, each of which the Company had reasonable grounds to believe was an accredited investor, (a) had access to business and financial information concerning the Company, (b) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in the Company. Therefore each investor was also sophisticated within the meaning of Federal securities laws. In addition, the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of
Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

In June 2001, the Company purchased 3,000 shares of its common stock at $0.53 per share or $1,588. Such shares were subsequently retired.

In connection with a loan payable dated August 15, 2000, the Company agreed to issue 100,000 shares of the Company's restricted common stock to the holder of the loan at the end of the loan, which was due on August 15, 2001. The common shares to be issued were valued on the loan date at the fair market value of $1.12 per share for an aggregate of $112,500. Accordingly, as of December 31, 2000, the Company accrued $42,188 in interest expense in connection with these shares to be issued. In May 2001, the Company issued these shares and recorded additional interest expense of $70,312 related to these shares.

On August 31, 2001, we issued an aggregate of $1,055,000 principal amount of our 10% promissory notes and an aggregate of 1,055,000 shares of our common stock, for an aggregate purchase price of $1,055,000. These securities were sold to 22 persons, each of whom we had reasonable grounds to believe was an accredited investor. Each of the investors (a) had access to business and financial information concerning us, (b) was afforded the opportunity to ask questions of our management concerning our operations and the terms of the offering, (c) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (d) had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Therefore, each investor was also sophisticated within the meaning of Federal securities laws. In connection with this transaction, we issued an additional 105,500 shares of common stock as compensation to the placement agent. In addition, the notes and certificates evidencing all of the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - Year Ended December 31, 2000 as compared to December 31, 2001

Sales decreased by 24% from $91,591 in 2000 to $69,569 in 2001. This decrease is attributable to $50,000 of sales derived from biometric consulting services in 2000.

Cost of goods sold as a percentage of sales increased from 11% in 2000 to 31% in 2001. This increase is attributable to the low costs associated with the consulting services performed in 2000.

Depreciation and amortization increased 2265 % from $2,759 in 2000 to $65,262 in 2001. This increase is attributable to amortization of license acquired with the acquisition of MSTI technology.

General and administrative cost increased 45% from $790,198 in 2000 to $1,148,707. This increase is attributable to increased personnel to offset outsource work expense and the necessary expansion associated therewith.

Research and Development costs increased 240% from 135,231 in 2000 to $460,253 in 2001. This increase is attributable to additional personnel in research and development and the planned expansion of product line.

Interest Expense increased 825% from $41,824 in 2000 to $387,235 in 2001. This increase is attributable to interest on notes payable from the August 2001 financing of $1,055,000 principal amount of our 10% promissory notes.

Liquidity, Capital Resources and Plan of Operations

We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

Cash used in operations for the year ended December 31, 2001 was approximately $988,000 attributable primarily to the net loss of approximately $2,014,000 offset by non-cash compensation of $468,000 and amortization of deferred financing cost $284,000. Cash provided by financing activities during the year was approximately $1,325,000 from proceeds of short-term loans of $1,055,000 in notes payable and the sale of common stock. Total cash increased by approximately $440,000 during the period.

Since our inception, we have been engaged in research development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of 1999 and have been generating revenues since the fourth quarter of 1999. We have completed development of our second generation product, and have recognized revenue on its sales since the year ended December 31, 2000. We have also recognized revenue for consulting fees since the third quarter of 2000. We will continue to make enhancements to our second generation product so that it will support a larger database, and enable us to market CheckPrint T/A to larger companies, resulting in a greater profit margin to us. We will continue to develop other products and services relating to biometrics, security, data management, explosive detection, and consulting services.

Based upon purchase orders we have received, anticipated future product sales and cash on hand, we believe that we will have the need for additional capital investment and are actively pursuing additional outside capital investments, that will be necessary to meet our cash flow needs over the next twelve months. Additionally, in order to remain competitive in the marketplace, we must develop new products and enhance our existing products. Should revenues not reach projected levels or should unforseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Subsequent to December 31, 2001, we sold 70 units of stock consisting of 50,000 shares each of common stock for proceeds of $2,625,625. Additional funding may not be available to us on acceptable terms.

Factors  That  Could  Cause  Our  Results  to  Differ  From Our  Forward-Looking
Statements

This Report contains forward-looking statements. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors - many beyond our control - they could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

Forward-looking statements might include one or more of the following:

o       projections of future revenue;
o       anticipated purchase orders and/or product delivery dates;
o descriptions of plans or objectives of management for future operations, products or services;
o       forecasts of future economic performance; and
o descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" or words of similar meaning. They may also use words such as "well", "would", "should", "could" or "may".

Factors that may cause our actual results to differ materially from those described in forward-looking statements include the risks such as:

o        our early stage of development makes evaluating us difficult;
o we have experienced historical losses and an accumulated deficit and we may not become profitable;
o we will require additional capital or alternative financing and funding may not be available to us on acceptable terms;
o our competitors are financially stronger than we are and we may be unable to compete effectively or become a competitive force in our industry;
o we are dependent upon third-party software, our access to which may be cancelled on 90 days' notice;
o biometric security devices may not be accepted in the marketplace or may be replaced by alternative technologies;
o we may be unable to develop applications for the technology we acquired from Micro Sensor Technology Inc., and we are obligated to pay royalties to the technology owner even if we do not develop commercial applications for the technology;
o        we may be unable to protect our proprietary rights;
o our stock is thinly traded and in the absence of an active trading market, investors may have difficulty reselling their shares;
o as an emerging technology company, the market price for our common stock is subject to wide fluctuations; and
o the other risks identified from time-to-time in our various filings with the United States Securities and Exchange Commission, including our registration statement on Form S-8 File No. 333-81306.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements for the financial statements included in this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table includes the names, positions held and ages of our executive officers and directors.

NAME                    AGE                                    POSITION
----                    ---                                    --------

Dore Scott Perler       41                          Chief Executive Officer,
                                                    President and Director

Andrew Goldrich         41                          Vice President and Director

Shawn Tartaglia         32                          Chief Technical Officer and
                                                    Director

Julie Slater            42                          Director

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

Employment Agreements. In March 1999, we entered into employment agreements with each of Dore Scott Perler, Andrew Goldrich and Shawn Tartaglia. The agreements have been extended on each year by addendum and have no new terms and conditions other than level of compensation. Each agreement provides for employment at our discretion, and may be terminated at any time, for any reason not prohibited by law. The agreements require each employee to devote all of his work time and attention to our business, and contain confidentiality provisions prohibiting the employee from divulging information concerning our business to any third party. Each employee is entitled to participate in our stock option plan, and in all other benefit programs established by the board of directors for the benefit of our employees. We pay Messrs. Perler and Goldrich annual salaries, for the year 2001, at the rate of $93,000 per year, and Mr. Tartaglia, for the year 2001, at the rate of $83,000 per year.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each fiscal year since our inception to: (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001:

                                    Fiscal                             Other Annual                     LTIP     All Other
Name and Principal Position          Year        Salary       Bonus    Compensation     Options/ (#)    Payouts  Compensation
---------------------------          ----        -------      -----    ------------     ------------    -------  ------------

Dore Scott Perler, CEO               2001       $93,000         _           _             650,000            _         _
                                     2000       $67,000         _           _                 _              _         _
                                     1999       $53,400         -           -                 -              -     $2,329(1)

(1) Other annual compensation consists of automobile and gas allowance ($1,429) and health insurance premiums ($900).

Option Grants in Last Fiscal Year

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2001 to (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001.

                                                 Percent of
                                Number of      Total Options/
                               Securities       SARs Granted
                               Underlying       To Employees        Exercise Or
                               Options/SARs      In Fiscal           Base Price
      Name                     Granted (#)          Year               ($/Sh)           Expiration Date

Dore Scott Perler, CEO           250,000           12.19%              $ 0.50                5/21/04
                                 250,000           12.19%              $ 0.43                8/13/04
                                 150,000           07.32%              $ 0.69               12/26/06

Incentive and Non-Qualified Stock Option Plan

1999 Plan: On July 19, 1999, the board of directors adopted our 1999 stock option plan. We have reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

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

2001 Plan: On November 28, 2001, the board of directors adopted our 2001 equity compensation plan, and on November 28, the 2001 plan was ratified by holders of a majority of our outstanding common stock. We have reserved 2,000,000 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2001 equity compensation plan. The 2001 plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants.

Under the 2001 plan we may grant incentive stock options only to key employees and employee directors. We may grant non-qualified options and issue direct stock awards to our employees, officers, directors and consultants. The 2001 equity compensation plan is currently administered by our board of directors.

Subject to the provisions of the 2001 plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2001 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2001, we have granted options to purchase 565,500 shares and awarded 0 shares under the 2001 plan. No options under the 2001 Plan have yet been exercised.

Option Exercises and Holdings

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2001 to (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001.

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

Long-Term Incentive Plans Awards in Last Fiscal Year

                                     Number          Performance
                                    of Shares         or Other            Estimated Future Payouts Under
                                    Units or        Period Until             Non-Stock Price-Based Plans
                                                                          ---------------------------------
                                  Other Rights       Maturation             Threshold   Target   Maximum
      Name                            (#)             or Payout                ($or #)  ($or #)    ($ or #)
      ----                    --------------------    ---------           ---------------------------------
Dore Scott Perler, CEO                  -                 -                      -          -      -

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

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Sense Holdings, Inc., 4503 NW 103rd Avenue, Suite 200, Sunrise, Florida 33351.

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

Except as other wise required by Securities and Exchange commission rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

o  2,485,500 shares of common stock issuable upon exercise of options that have been granted;
o  5,548,790 shares of common stock issuable upon exercise of outstanding purchase warrants; and/or
o  1,401,661 shares of common stock issuable upon conversion of outstanding convertible promissory notes.

Name and Address of             Amount and Nature of                  Percentage
   Beneficial Owner             Beneficial Ownership                   of Class

Dore S. Perler                     1,344,723 shares(1)                   13.1%
9400 S.W. 49th Place
Cooper City, FL 33328

Andrew Goldrich                    1,244,519 shares(1)                   12.5%
21653 Marigot Drive
Boca Raton, FL 33428

Shawn Tartaglia                      193,585 shares (2)                   4.8%
6888 Ashburn Road
Lake Worth, FL 33467

Julie Slater                          38,703 shares                         *
402 N.W. 118th Terrace
Coral Springs, FL 33071

Officers and Directors             2,861,530 shares (3)                  28.4%
as a group (4 persons)

Utek Corporation                   1,850,000 shares                      11.9%
202 South Wheeler Street
Plant City, FL 33566

* Less than 1%.

(1) Includes 800,000 shares issuable upon exercise of currently exercisable options.
(2) Includes 575,000 shares issuable upon exercise of currently exercisable options
(3) Includes 2,175,000 shares issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2001, Andrew Goldrich transferred 40,000 shares of common stock owned by him to his father Richard Goldrich.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A. EXHIBITS:

Exhibit No.                         Description of Document

      2.1    Agreement and Plan of Merger between Century Silver Mines, Inc. and
             Sense Holdings, Inc.(1)
   3.1(a)    Articles of Incorporation of Sense Holdings, Inc.(1)3.1
      (b)    Articles of Merger of Century Silver Mines, Inc. into Sense
             Holdings, Inc. (FL)(1)
   3.1(c)    Articles of Merger of Century Silver Mines, Inc. into Sense
             Holdings, Inc. (ID)(1)
      3.2    Bylaws (1)
     10.1    1999 Stock Option Plan (1)
     10.2    Employment Agreement between the Company and Dore Scott Perler (1)
     10.3    Employment Agreement between the Company and Andrew Goldrich (1)
     10.4    Employment Agreement between the Company and Shawn Tartaglia (1)
     10.5    Technology License Agreement, as amended, with SAC Technologies,
             Inc.(1)
     10.6    Lease for Tamarac Office    (1)
     10.11   Manufacturing and Non-Compete Agreement with Test Systems
             Engineering (1)
     10.12   Sales Agreement with Integrated Design, Inc.(1)
     10.13   Agreement and Plan of Acquisition dated May 31, 2001 with Micro
             Sensor Technologies, Inc. (2)
     10.14   Patent License Agreement dated March 26, 2001, between
             Micro Sensor Technologies, Inc. and UT-Battelle, LLC (2)
     10.15   Consulting Agreement dated June 1, 2001, between Micro Sensor
             Technologies, Inc. and Dr. Thomas Thundat (2)
     10.16   Work for Others Agreement dated June 4, 2001, between UT-Battelle,
             LLC and Micro Sensor Technologies, Inc. (2)
     10.17   Form of Promissory Note, as amended (4)
     10.18   Lease for Sunrise Office. (4)
     10.19   2001 Equity Compensation Plan (3)
-------------------------
(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No. 333-87293).
(2) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No.333-62874).
(3) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form S-8 (File No.333-81306).
(4)     Filed herewith.

B.      Reports ON Form 8-K:
        No reports on Form 8-K were filed during the last quarter of the period.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






    Independent Auditors' Report                                            F-2

    Consolidated Balance Sheet                                              F-3

    Consolidated Statements of Operations                                   F-4

    Consolidated Statements of Stockholders' Equity (Deficit)               F-5

    Consolidated Statements of Cash Flows                                   F-6

    Notes to Consolidated Financial Statements                      F-7 to F-18

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Sense Holdings, Inc. and Subsidiaries
Tamarac, Florida

     We have audited the accompanying consolidated balance sheet of Sense Holdings, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sense Holdings, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




                                               /s/ Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants

New York, New York
March 15, 2002

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001




                                     ASSETS
CURRENT ASSETS:
     Cash                                                         $     440,914
     Accounts receivable (Net of allowance for
       doubtful accounts of $20,000)                                     48,868
     Inventories                                                        119,171
     Advances - shareholders                                             76,222
     Prepaid expenses                                                   101,972
                                                                  --------------

     TOTAL CURRENT ASSETS                                               787,147

PROPERTY AND EQUIPMENT, net                                               5,519

DEFERRED FINANCING COSTS, net                                           568,844

LICENSE AGREEMENTS, net                                                 473,442
                                                                  --------------

     TOTAL ASSETS                                                 $   1,834,952
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $     261,072
     Accrued interest                                                    35,167
     Notes payable                                                    1,055,000
                                                                  --------------

     TOTAL CURRENT LIABILITIES                                        1,351,239
                                                                  --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value, 20,000,000 shares
       authorized; 11,918,136 shares issued and outstanding           1,191,813
     Additional paid-in capital                                       3,037,181
     Accumulated deficit                                             (3,745,281)
                                                                  --------------

     TOTAL STOCKHOLDERS' EQUITY                                         483,713
                                                                  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   1,834,952
                                                                  ==============






                   See notes to consolidated financial statements

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Years Ended December 31,
                                        ----------------------------------------
                                               2001                  2000
                                        -----------------     ------------------


Sales                                   $         69,569      $          91,591

Cost of goods sold                                21,798                 10,446
                                        -----------------     ------------------

Gross profit                                      47,771                 81,145
                                        -----------------     ------------------

OPERATING EXPENSES:
   General and administrative                  1,148,707                790,198
   Research and development                      460,253                135,231
   Depreciation and amortization                  65,262                  2,759
                                        -----------------     ------------------
                                               1,674,222                928,188
                                        -----------------     ------------------

Loss from operations                          (1,626,451)              (847,043)

OTHER EXPENSES:
   Interest expense, net                        (387,235)               (41,824)
                                        -----------------     ------------------

Net loss                                $     (2,013,686)     $        (888,867)
                                        =================     ==================

Net loss per common share - basic
   and diluted                          $          (0.21)     $           (0.14)
                                        =================     ==================

Weighted average number of shares
   outstanding - basic and diluted             9,786,559              6,309,832
                                        =================     ==================












               See notes to consolidated financial statements

                                               SENSE HOLDINGS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                    Common Stock
                                                           ------------------------   Additional                       Total
                                                             Number of                 Paid-in      Accumulated     Stockholders'
                                                              Shares      Amount       Capital        Deficit      Equity (Deficit)
                                                           ----------- ------------  ------------   ------------  -----------------

Balance, December 31, 1999                                  6,072,142  $   607,214   $   550,619    $  (842,728)  $        315,105

Issuance of common stock
   for services                                               438,494       43,849       374,491              -            418,340

Net loss                                                            -            -             -       (888,867)          (888,867)
                                                           ----------- ------------    ----------   ------------   -----------------

Balance, December 31, 2000                                  6,510,636      651,063       925,110     (1,731,595)          (155,422)

Issuance of common stock for services                         886,500       88,650       331,191              -            419,841

Sale of common stock                                        1,208,000      120,800       465,550              -            586,350

Issuance of common stock in connection with stock offering     56,000        5,600        (5,600)             -                  -


Shares issued for acquisition                               2,000,000      200,000       560,000              -            760,000

Repurchase of common stock                                     (3,000)        (300)       (1,288)             -             (1,588)

Issuance of common stock in connection with short term loan   100,000       10,000       102,500              -            112,500

Issuance of shares for services in connection
  with notes payable                                          105,000       10,500        49,035              -             59,535

Issuance of shares for notes payable                        1,055,000      105,500       492,685              -            598,185

Options and warrants granted for services                           -            -        47,998              -             47,998

Beneficial conversion of notes payable                              -            -        70,000              -             70,000

Net loss                                                            -            -             -     (2,013,686)        (2,013,686)

                                                           ----------- ------------  ------------  -------------  -----------------
Balance December 31, 2001                                  11,918,136  $ 1,191,813   $ 3,037,181   $ (3,745,281)  $        483,713
                                                           =========== ============  ============  =============  =================


                                           See notes to consolidated financial statements
                                                                F-5

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Years Ended December 31,
                                                                         -------------------------
                                                                            2001          2000
                                                                         -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(2,013,686)  $  (888,867)
                                                                         -----------   -----------
    Adjustments to reconcile net loss to net cash used in operations:
          Depreciation and amortization                                      65,262         2,759
          Common stock issued for professional services                     419,841       418,340
          Interest expense  from issuance of common stock                    70,312             -
          Amortization of deferred financing costs                          284,421             -
          Common stock options and warrants granted for services             47,998             -

    Changes in assets and liabilities:
       Accounts receivable                                                   12,231        (1,304)
       Inventories                                                           (2,182)     (106,644)
       Prepaid expenses                                                      55,828             -
       Other current assets                                                  15,177       (12,585)
       Accounts payable and accrued expenses                                 21,484       216,122
       Accrued interest                                                      35,167             -
                                                                         -----------   -----------
          Total adjustments                                               1,025,539       516,688
                                                                         -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                                      (988,147)     (372,179)
                                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from acquisition                                                   104,028             -
                                                                         -----------   -----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                             104,028             -
                                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Receipts from (repayment of) bank overdraft                              (4,162)        4,162
    Repayments of (proceeds from) short-term loans                         (150,000)      150,000
    Financing costs paid                                                   (125,545)            -
    Advances to shareholders                                                (35,022)      (36,300)
    Repurchase of common stock                                               (1,588)            -
    Proceeds from notes payable                                           1,055,000             -
    Proceeds from the sale of common stock                                  586,350             -
                                                                         -----------   -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           1,325,033       117,862
                                                                         -----------   -----------

NET (DECREASE) INCREASE IN CASH                                             440,914      (254,317)

CASH - beginning of year                                                          -       254,317
                                                                         -----------   -----------

CASH - end of year                                                      $   440,914   $         -
                                                                         ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
    Interest                                                            $         -   $         -
                                                                         ===========   ===========
    Taxes                                                               $         -   $         -
                                                                         ===========   ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued in connection with acquisition,
      net of cash acquired                                              $   655,972   $         -
                                                                         ===========   ===========
    Common stock issued in connection with note payable and debt        $   770,220   $         -
                                                                         ===========   ===========
    Deferred financing costs recorded for beneficial conversion         $    70,000   $         -
                                                                         ===========   ===========




                 See notes to consolidated financial statements
                                       F-6

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of average cost or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Revenue Recognition

The Company recognizes revenues as units of its product are shipped to its customers.

Use of Estimates

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

Impairment of long-lived assets

The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. As of December 31, 2001, the Company believes that its long-lived asset have not been impaired.

Income Taxes

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distribution to stockholders. For the period ended December 31, 2000 and 2001, the Company had deemed comprehensive income to be negligible.

Research and Development

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Licensing Agreements

Licensing agreements are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of ten years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors. For the year ended December 31, 2001, amortization of license agreements amounted to $62,530.

Stock Based Compensation

The Company uses SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Concentration Of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company's investment policy is to invest in low risk, highly liquid investments. The Company has not experienced any losses in such account and does not believe it is exposed to any significant credit risk in its cash investment.

The Company maintains its cash balances at financial institutions located in Florida. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, the Company's cash balances exceeded the insured limits by $360,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

Loss Per Common Share

Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. As of December 31, 2001, the Company had 3,317,000 stock options and warrants that may potentially dilute earnings per share.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provision of this statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2 - INVENTORIES

At December 31, 2001 inventories consist of:

         Raw materials                                       $       7,750
         Finished goods                                            111,421
                                                             --------------
                                                             $     119,171
                                                             ==============

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2001, certain shareholders received funds from the Company. The advances are non-interest bearing and are payable on demand. At December 31, 2001, advances to the shareholders amounted to $76,222.

NOTE 4 - PROPERTY and EQUIPMENT

At December 31, 2001, property and equipment consisted of the following:

              Computer equipment                           $          13,795
              Less: Accumulated depreciation                           8,276
                                                           ------------------
                                                           $           5,519
                                                           ==================

For the year ended December 31, 2001 and 2000, depreciation expense amounted to $2,732 and $2,259, respectively.

NOTE 5 - ACQUISITION

On May 31, 2001, the Company acquired 100% of the outstanding stock of Micro Sensor Technologies, Inc. ("Micro Sensor") in exchange for 2,000,000 shares of the Company's common stock. The Company accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Micro Sensor have been included in the Company's consolidated financial statements since the date of acquisition. The Company valued the shares exchanged at $0.38 per share or $760,000. The purchase price exceeded the fair value of assets acquired by $535,972. The excess has been allocated to as a license agreement and is being amortized on a straight-line basis over five years. Pro forma financial information related to the acquisition has not been presented, as the results are immaterial.

NOTE 6- NOTES PAYABLE

On August 31, 2001, the Company issued notes payable in the amount of $1,055,000 in connection with a private placement. The notes bear interest at 10% per annum. In November 2001, the note agreements were amended. The maturity date of the notes was extended from an original maturity date of March 1, 2002 to September 1, 2002. Additionally, each note payable is convertible into common stock at a conversion price of $.75 per share or an aggregate of 1,406,661 shares of common stock. For the year ended December 31, 2001, $35,167 has been charged to interest expense. The beneficial conversion feature present in the issuance of the notes payable as determined on the date of issuance of the Company's common stock totaled $70,000 and recorded as interest expense and additional paid-in capital. As of December 31, 2001, no conversion had occurred

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 7 - COMMITMENTS

Operating Lease

The Company leases office space under operating leases commencing September 1999. On January 25, 2002 the Company entered into a new lease agreement and relocated to a new office space. The lease commenced on March 1, 2002 and terminates on February 28, 2005.

At December 31, 2001, minimum rental commitments are as follow:

                     2002                       $          33,976
                     2003                                  37,860
                     2004                                  37,860
                     2005                                   6,310
                                                ------------------

                                                $         116,006
                                                ==================

License Agreements

On March 26, 2001, the Company's subsidiary, Micro Sensor entered into a patent license agreement with a technology company. Under the terms of the agreement, Micro Sensor has been granted the right and license to use, sell, manufacture, or distribute the products in the field of use as described in the agreement. The agreement expires upon the expiration of the proprietary rights. Micro Sensor is required to pay royalty fees in the amount of $5,000 commencing on the third anniversary of the agreement, March 2004. For each succeeding year, the amount will escalate by $5,000 per year. Commencing in the seventh year, the annual fee will be fixed at $25,000.

On August 27, 2001, the Company entered into a license agreement with a software development company. Under the terms of the agreement, the Company, has been granted a non-exclusive, non-transferable right to incorporate, use, copy, reproduce, market, sell, and distribute the software company's technology in its identification systems. The agreement expires on August 31, 2004 and may be renewed for an additional year. The Company paid an initial transfer fee of $25,000 and is required to pay an annual maintenance fee of $15,300. In addition, the Company is required to pay royalty fees in the amounts between $10 and $25 per system sold, depending on the quarterly volume. The agreement requires a minimum royalty fee in the first quarter of 2002 to be $5,000. For each succeeding quarter of 2002, the amount will escalate by $5,000. Commencing in 2003, the minimum quarterly fee will be fixed at $25,000.

Employment Agreement

The Company has entered into an employment agreement with a consultant to provide legal services for an indefinite period commencing on November 26, 2001. In the event of sale of the Company, the consultant will be entitled to receive the cash equivalent of one year's pay as a severance package. In addition to an annual salary of $60,000 in cash, the Company is required to pay $60,000 in shares per year. The shares will be granted on the last business day of each month for an amount of shares equal to $5,000 on the day the shares are issued

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 7 - COMMITMENTS (Continued)

Employment Agreement (Continued)

A maximum of 10,000 shares and a minimum of 2,500 shares will be transferred each month regardless of stock price or other compensation. In addition, the agreement entitles the consultant to receive options to purchase 20,000 shares of common stock of the Company for each of the next three years of employment at 10% less than fair market value on the date of the agreement. If the agreement is terminated at any time other than the anniversary date, any stock options which would have accrued during the termination year will be offered on a pro rata basis at the time of termination.

NOTE 8 - INCOME TAXES

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

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

                                                                         Year Ended            Year Ended December
                                                                     December 31, 2001              31, 2000
                                                                     -------------------      ----------------------
         Taxes benefit computed at statutory rate                    $         (785,000)      $            (356,000)

         Permanent differences                                                  258,000                     167,000
         Income tax benefit not utilized                                        527,000                     189,000
                                                                     -------------------      ----------------------

         Net income tax benefit                                      $                -       $                   -
                                                                     ===================      ======================

The Company has a net operating loss carryforward for tax purposes totaling approximately $2,400,000 at December 31, 2001 expiring through the year 2021.

Listed below are the tax effects of the items related to the Company's net tax asset:

                                                             December 31, 2001
                                                            -------------------
         Tax benefit of net operating loss carryforward     $          938,000
         Valuation Allowance                                          (938,000)
                                                            -------------------
         Net deferred tax asset recorded                    $                -
                                                            ===================

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

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

During 2001, the Company issued 886,500 of its common shares to consultants and employees for services rendered. The shares were valued at prices ranging from $.39 to $.75. For the year ended December 31, 2001, the Company recorded compensation expense of $300,420 and professional fees of $119,421.

On March 28, 2001, the Company raised $755,000 through a private placement of 604,000 units ($1.25 per unit), each unit consisting of two shares of the Company's common stock and one common stock purchase warrant exercisable at $1.50 per share. The Company incurred costs in relation to this private placement of $168,650 and netted proceeds of $586,350. The Company also issued 56,000 shares of its common stock for legal services rendered in relation to this offering. Additionally, the Company issued to a consultant that provided services in relation to securing the proceeds of this offering, 627,500 common stock warrants exercisable at $0.50 per share. All costs associated with this offering are recorded net against the gross proceeds.

On May 31, 2001, the Company issued 2,000,000 shares of its common stock in exchange for 100% of the outstanding stock of Micro Sensor Technologies, Inc. ("Micro Sensor"). The Company valued the shares exchanged at $0.38 per share or $760,000.

In connection with a loan payable dated August 15, 2000, the Company agreed to issue 100,000 shares of the Company's restricted common stock to the holder of the loan at the end of the loan, which was due on August 15, 2001. The common shares to be issued were valued on the loan date at the fair market value of $1.12 per share for an aggregate of $112,500. Accordingly, as of December 31, 2000, the Company accrued $42,188 in interest expense in connection with these shares to be issued. In May 2001, the Company issued these shares and recorded additional interest expense of $70,312 related to these shares.

In June 2001, the Company purchased 3,000 shares of its common stock at $0.53 per share or $1,588. Such shares were subsequently retired.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)

On August 31, 2001, in connection with a note payable, the Company issued 1,055,000 shares of common stock. The stock was issued having a fair market value on the date that the funds were received of $598,185. The amount has been recorded as deferred financing costs, which is being amortized over the life of the notes. For the year ended December 31, 2001, $199,395 has been charged to interest expense.

Additionally, in connection with the offering, the Company issued to an investment banker for services provided in relation to securing the proceeds of this offering, 105,000 shares of its common stock. These shares were valued at fair market value of $.57 per share or $59,535. The Company has recorded the amount as deferred financing costs and is amortizing such amount over the life of the notes. For the year ended December 31, 2001, $19,845 has been charged to interest expense.

Common Stock Option and Warrants

1999 Stock Option Plan

On July 19, 1999, the board of directors adopted the Company's 1999 Stock Option Plan (the "1999 Plan"). The Company has reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The Company's board of directors currently administers the 1999 stock option plan. Subject to the provisions of the 1999 stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of the options granted under the 1999 stock option plan may not exceed ten years (five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock). The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock at the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. During 2001, the Company granted 1,485,000 options under the 1999 stock option plan, as discussed below.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

2001 Equity Compensation Plan

On November 26, 2001, the board of directors adopted the Company's 2001 Equity Compensation Plan (the "2001 Plan"). The Company has reserved 2,000,000 shares of the Company's common stock. The purpose of the 2001 Plan is to provide designated employees, certain key advisors who perform services for the Company, and non-employee board members with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders. The Plan is administered by the Company's board of directors or a committee appointed by the board.

Subject to the provisions of the stock option plan, the board of directors or its appointed committee shall have the sole authority to determine the individuals to whom grants shall be made, the type, size and terms of the grants to be made to each individual. In addition, the board or its appointed committee will determine the time when the grants will be made and the duration of grants including exercise or restrictions and criteria for exercisability.

The term of the options granted under the 2001 Plan may not exceed ten years (five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock). The exercise price for incentive stock options may be equal to, or greater than the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock at the date of the grant. In the case of an option granted that qualifies as performance based compensation, the exercise price may not be less than 100% of the fair market value of the Company's stock on the date of grant. The exercise price for non-qualified options granted to non-employee directors, shall equal 100% of the fair market value of the Company's common stock at the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2001, the Company has granted 550,500 options under the 2001 stock option plan, as discussed below.

During 2001, the Company granted options to purchase 1,385,000 shares of common stock to certain employees of the Company under the 1999 Plan and 537,500 shares under the 2001 Plan. The options are exercisable at per share prices ranging from $.39 to $.50 per share and $.63 to $.69 per share, respectively, which was the fair market value of the common stock at the grant date.

During 2001, the Company granted options to purchase 100,000 shares of common stock to consultants of the Company under the 1999 Plan and 13,000 shares under the 2001 Plan. The options are exercisable at a price of $.39 per share and $.63 per share, respectively, which was the fair market value of the common stock at the grant date. Consulting expense in the amount of $22,348 has been recorded for the year ended December 31, 2001 relating to these options.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Option and Warrants (Continued)

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for employee and director stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

                                       Years Ended December 31,
                                       2001                 2000
                                  -----------------  ----------------

    Net Income (loss):
     As reported                  $     (2,013,686)  $      (888,867)
     Pro forma                    $     (2,464,796)  $      (888,867)

    Diluted income (loss) per common share:
        As reported               $          (.21)   $          (.14)
        Pro forma                 $          (.25)   $          (.14)

On March 28, 2001, the Company granted 654,000 common stock purchase warrants through a private placement. The warrants are exercisable at prices ranging from $.50 to $1.50 per share. In addition, the Company issued to a consultant that provided services in relation to securing the proceeds of this offering, 627,500 common stock purchase warrants exercisable at $0.50 per share which was the fair market value of the common stock at that date. Consulting expense in the amount of $25,650 has been recorded for the year ended December 31, 2001

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options and warrants. The per-share weighted average fair value of stock options and warrants granted during 2001 was $0.20 on the date of grant using the Black-Scholes pricing model and the following assumptions:

     Expected dividend yield                      0%
     Risk-free interest rate                 4.5% - 5%
     Annualized volatility                    54%-105%
     Expected life, in years                      2-5

Stock option activity for the year ended December 31, 2001 is summarized as follows:

                                           Number of     Weighted average
                                            shares        exercise price
                                          -----------    ----------------
Outstanding at December 31, 2000                   -     $             -
Granted                                    2,035,500                0.51
Exercised                                          -                   -
Canceled                                           -                   -
                                          -----------    ----------------

Outstanding at December 31, 2001           2,035,500     $          0.51
                                          ===========    ================

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Option and Warrants (Continued)

Stock warrant activity for the year ended December 31, 2001 is summarized as follows:

                                         Number of      Weighted average
                                           shares        exercise price
                                         ---------      ----------------
Outstanding at December 31, 2000                 -      $             -
Granted                                  1,281,500                 0.98
Exercised                                        -                    -
Canceled                                         -                    -
                                         ---------      ----------------
Outstanding at December 31, 2001         1,281,500      $          0.98
                                         =========      ================

The following table summarizes the Company's stock options and warrants outstanding at December 31, 2001:

                      Options and warrants outstanding and exercisable
                     --------------------------------------------------
                                         Weighted     Weighted
                                         average       average
          Range of                      remaining     exercise
        exercise price     Number          life         price
        --------------   ---------      ---------     ---------

        $   0.39-0.50    2,112,500          3.00        $ 0.47
        $   0.63-0.69      600,500          2.25        $ 0.67
        $        1.50      604,000          4.75        $ 1.50
                         ---------

                         3,317,000


NOTE 10 - SUBSEQUENT EVENTS

On January 14, 2002 the Company granted 8,192 shares of the Company's common stock to a consultant in consideration for services rendered during the months of November and December 2001.

On January 30, 2002, the shareholders of the Company approved an increase in the number of authorized shares to 40,000,000.

On February 15, 2002 the Company granted 5,376 shares of the Company's common stock to a consultant in consideration for services rendered during the month of January 2002.

On March 1, 2002, the Company raised $2,625,625 through a private placement of 70 units ($37,500 per unit), each unit consisting of 50,000 shares of the Company's common stock and 50,000 common stock warrants exercisable at $1.25 per share with an expiration date of five years from the date of closing.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunrise, Florida on April 1, 2002.

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


SIGNATURE                       TITLE                                 DATE
---------                       -----                                 ----

/s/ Dore Scott Perler     Chief Executive Officer,                March 26, 2002
---------------------     President and Director
Dore Scott Perler         (Principal Executive Officer
                          and Principal Accounting Officer)


/s/ Andrew Goldrich       Vice President and Director             March 26, 2002
---------------------
Andrew Goldrich


/s/ Shawn Tartaglia       Chief Technical Officer                 March 26, 2002
---------------------     and Director
Shawn Tartaglia


/s/ Julie Slater          Director                                March 26, 2002
---------------------
Julie Slater