Form 10KSB/A
period 2001-12-31
SENSE HOLDINGS INC
filed 2002-04-26
CIK 1093903

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one) Yes   No X

Documents Incorporated By Reference:        None.

                                     PART 1

This Amended Report on Form 10-KSB is filed to correct certain dollar amounts and other numerical disclosed under "Item 10 - Executive Compansation" and "Item 11- Security Ownership of Certain Beneficial Owners and Management".

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us for each of the three fiscal years ended December 31, 2001, to: (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001:

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

Incentive and Non-Qualified Stock Option Plan

1999 Plan: On July 19, 1999, the board of directors and shareholders adopted our 1999 stock option plan. We have reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under the stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 1999 stock option plan is currently administered by our board of directors.

Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2001 we have granted options to purchase 1,485,000 shares under the 1999 stock option plan, none of which have yet been exercised.

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

Subject to the provisions of the 2001 plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2001 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2001, we have granted options to purchase 565,500 shares and awarded 8,192 shares under the 2001 plan. No options under the 2001 Plan have yet been exercised.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                            Number of
                                                                           Securities            Value of
                                                                           Underlying           Unexercised
                             Shares                                        Unexercised         In-The-Money
                            Acquired                                      Options/SARs         Options/SARs
                               On                         Value           At FY-End (#)        At FY-End ($)
                            Exercise                    Realized          Exercisable/         Exercisable/
      Name                     (#)                         ($)            Unexercisable        Unexercisable
      ----                -------------               -------------       -------------        -------------

Dore Scott Perler, CEO         -                            -              $650,000/-0-         $126,500/-0-

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

Except as other wise required by Securities and Exchange commission rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

o  2,485,500 shares of common stock issuable upon exercise of options that have been granted;
o  5,548,790 shares of common stock issuable upon exercise of outstanding purchase warrants; and/or
o  1,406,661 shares of common stock issuable upon conversion of outstanding convertible promissory notes.

Name and Address of             Amount and Nature of                  Percentage
   Beneficial Owner             Beneficial Ownership                   of Class

Dore S. Perler                     2,144,723 shares(1)                   13.1%
9400 S.W. 49th Place
Cooper City, FL 33328

Andrew Goldrich                    2,044,519 shares(1)                   12.5%
21653 Marigot Drive
Boca Raton, FL 33428

Shawn Tartaglia                      768,585 shares (2)                   4.8%
6888 Ashburn Road
Lake Worth, FL 33467

Julie Slater                          43,703 shares                         *
402 N.W. 118th Terrace
Coral Springs, FL 33071

Officers and Directors             5,001,530 shares (3)                  28.4%
as a group (4 persons)

Utek Corporation                   1,850,000 shares                      11.9%
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
     10.11   Manufacturing and Non-Compete Agreement with Test Systems
             Engineering (1)
     10.12   Sales Agreement with Integrated Design, Inc.(1)
     10.13   Agreement and Plan of Acquisition dated May 31, 2001 with Micro
             Sensor Technologies, Inc. (2)
     10.14   Patent License Agreement dated March 26, 2001, between
             Micro Sensor Technologies, Inc. and UT-Battelle, LLC (2)
     10.15   Consulting Agreement dated June 1, 2001, between Micro Sensor
             Technologies, Inc. and Dr. Thomas Thundat (2)
     10.16   Work for Others Agreement dated June 4, 2001, between UT-Battelle,
             LLC and Micro Sensor Technologies, Inc. (2)
     10.17   Form of Promissory Note, as amended (4)
     10.18   Lease for Sunrise Office. (4)
     10.19   2001 Equity Compensation Plan (3)
-------------------------
(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No. 333-87293).
(2) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No.333-62874).
(3) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form S-8 (File No.333-81306).
(4)     Previously filed with Form 10-KSB

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunrise, Florida on April 26, 2002.

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


SIGNATURE                       TITLE                                 DATE
---------                       -----                                 ----

/s/ Dore Scott Perler     Chief Executive Officer,                April 26, 2002
---------------------     President and Director
Dore Scott Perler         (Principal Executive Officer
                          and Principal Accounting Officer)


/s/ Andrew Goldrich       Vice President and Director             April 26, 2002
---------------------
Andrew Goldrich


/s/ Shawn Tartaglia       Chief Technical Officer                 April 26, 2002
---------------------     and Director
Shawn Tartaglia


/s/ Julie Slater          Director                                April 26, 2002
---------------------
Julie Slater