Form 10QSB
period 2002-03-31
SENSE HOLDINGS INC
filed 2002-05-16
CIK 1093903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2002
                                                     --------------

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

                              4503 NW 103rd Avenue
                             Sunrise, Florida 33351
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 726-1422
                (Issuer's Telephone Number, Including Area Code)

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[x] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 15,544,257 shares of Common Stock as of March 31, 2002.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                          Page
Part 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 2002 (unaudited)             2

         Consolidated Statements of Operations (unaudited)
           for the Three Months Ended March 31, 2002 and 2001                3

         Consolidated Statements of Cash Flow (unaudited) for
           the Three Months Ended March 31, 2002 and 2001                    4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis or Plan of Operations          6

PART II  OTHER INFORMATION                                                   7

Item 1.  Legal Proceedings                                                   7

Item 2.  Changes in Securities and Use of Proceeds                           7

Item 3.  Defaults Upon Senior Securities                                     7

Item 4.  Submission of Matter to a Vote of Security Holders                  7

Item 6.  Exhibits and reports on Form 8-K                                    7

Signatures                                                                   8

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002
                                   (UNAUDITED)



                                     ASSETS
CURRENT ASSETS:
      Cash                                                    $       2,284,877
      Accounts receivable (Net of allowance for
        doubtful accounts of $20,000)                                    40,766
      Inventories                                                       109,787
      Advances - shareholders                                            83,222
      Prepaid expenses                                                   14,092
                                                              ------------------

      TOTAL CURRENT ASSETS                                            2,532,744

PROPERTY AND EQUIPMENT, net                                              22,017

DEFERRED FINANCING COSTS, net                                           355,128

OTHER ASSETS                                                            456,966
                                                              ------------------

      TOTAL ASSETS                                            $       3,366,855
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                   $         169,712
      Accrued interest                                                   61,542
      Notes payable                                                   1,055,000
                                                              ------------------

      TOTAL CURRENT LIABILITIES                                       1,286,254
                                                              ------------------

STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value, 40,000,000 shares
        authorized; 15,544,257 shares issued and outstanding          1,554,425
      Additional paid-in capital                                      5,106,773
      Deferred compensation                                             (29,466)
      Accumulated deficit                                            (4,551,131)
                                                              ------------------

      TOTAL STOCKHOLDERS' EQUITY                                      2,080,601
                                                              ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       3,366,855
                                                              ==================






                 See notes to consolidated financial statements

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended March 31,
                                     -------------------------------------------
                                          2002                     2001
                                     ------------------      -------------------
                                         (unaudited)             (unaudited)

Sales                                $          42,045       $            6,894

Cost of goods sold                              13,034                    3,780
                                     ------------------      -------------------

Gross profit                                    29,011                    3,114
                                     ------------------      -------------------

OPERATING EXPENSES:
   General and administrative                  439,112                   82,070
   Research and development                    120,000                   29,500
   Depreciation and amortization                28,236                      690
                                     ------------------      -------------------
                                               587,348                  112,260
                                     ------------------      -------------------

Loss from operations                          (558,337)                (109,146)

OTHER EXPENSES:
   Interest expense, net                      (247,513)                  (8,227)
                                     ------------------      -------------------

Net loss                             $        (805,850)      $         (117,373)
                                     ==================      ===================

Net loss per common share - basic
  and diluted                        $           (0.06)      $            (0.02)
                                     ==================      ===================

Weighted average number of shares
   outstanding - basic and diluted          12,864,206                7,051,636
                                     ==================      ===================












                  See notes to consolidated financial statements

                                        SENSE HOLDINGS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended March 31,
                                                                                ------------------------------------------
                                                                                       2002                   2001
                                                                                -------------------    -------------------
                                                                                    (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $         (805,850)    $         (117,373)
                                                                                -------------------    -------------------
      Adjustments to reconcile net loss to net cash used in operations:
              Depreciation and amortization                                                231,629                    690
              Common stock issued for services and interest                                 92,188                 29,265

      Changes in assets and liabilities:
          Accounts receivable                                                                8,102                 (3,655)
          Inventories                                                                        9,384                  3,264
          Prepaid expenses                                                                  87,880                      -
          Other assets                                                                           -                 12,500
          Accounts payable and accrued expenses                                            (91,360)               (88,573)
          Accrued interest                                                                  26,375                      -
                                                                                -------------------    -------------------
              Total adjustments                                                            364,198                (46,509)
                                                                                -------------------    -------------------

NET CASH USED IN OPERATING ACTIVITIES                                                     (441,652)              (163,882)
                                                                                -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                 (17,935)                     -
                                                                                -------------------    -------------------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                            (17,935)                     -
                                                                                -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Receipts from (repayment of) bank overdraft                                                -                 (4,162)
      Repayments of (proceeds from) short-term loans                                             -               (150,000)
      Advances to shareholders                                                              (7,000)                12,458
      Proceeds from the sale of common stock                                             2,625,625                586,350
      Costs of common stock offering                                                      (315,075)                     -
                                                                                -------------------    -------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                          2,303,550                444,646
                                                                                -------------------    -------------------

NET (DECREASE) INCREASE IN CASH                                                          1,843,963                280,764

CASH - beginning of year                                                                   440,914                      -
                                                                                -------------------    -------------------

CASH - end of period                                                            $        2,284,877     $                -
                                                                                ===================    ===================





                                      See notes to consolidated financial statements
                                                           5

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending December 30, 2002.

NOTE 2 - STOCKHOLDERS' EQUITY

On January 30, 2002, the shareholders of the Company approved an increase in the number of authorized shares to 40,000,000.

On March 1, 2002, the Company raised $2,625,625 through a private place of 70 units ($37,500 per unit), each unit consisting of 50,000 shares of the Company's common stock and 50,000 common stock warrants exercisable at $1.25 per share with an expiration date of five years from the date of closing.

During the quarter ended March 31, 2002, the Company issued 95,287 shares of its common stock for services rendered. The Company recorded compensation of $92,188 or $0.97 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of operations - January 1, 2001 - March 31, 2001 (unaudited)

For the quarter ended March 31, 2001, we generated revenues of $6,894. The cost of goods sold was $3,780 resulting in a gross profit of $3,114 and gross profit percentage of 45% for the quarter ended. Operating expenses were $112,260 for the quarter ended. The expenses consisted mainly of general and administrative expenses of $95,261 primarily attributable to salaries and professional fees.

Results of Operations - January 1, 2002 - March 31, 2002 (unaudited)

For the quarter ended March 31, 2002, we generated revenues of $42,045. The cost of goods sold was $13,034 resulting in a gross profit of $29,011 and a gross profit percentage of 69% for the quarter ended. Operating expenses were $587,348 for the quarter ended. These expenses consisted of general and administrative expenses of $439,112, research and development expenses of $120,000 consisting of salaries of computer hardware and software developers, and depreciation and amortization of $28,236, additionally the Company incurred $247,513 of interest expense related to outstanding promissory notes. The increase in our operating expenses of $449,191 from the same quarter in the preceding year can be attributed to the Company's decision to expand its programming staff, office facilities and other incremental increases in general and administrative expenses.

Liquidity, Capital Resources and Plan of Operations

We have financed our growth and cash requirements through the sale of our common stock and stock purchase warrants through a private placement, placed through V-finance Investments, Inc. We raised $2,625,625 as a result of this placement and we currently have $1,055,000 in debt from private lenders. We do not have any material commitments for capital expenditures.

Cash used in operations for the three months ended March 31, 2002, was approximately $441,652 attributable to a net loss of $805,850 and decreases in accounts receivable of $8,000, decreases in inventory of $9,000 and decreases of prepaid expenses of $87,000, as well as, an increase in accrued interest of $26,000 and offset by a decrease in accounts payable $91,000 and non-cash depreciation and amortization of $232,000 and common stock issued for services and interest of $92,000.

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

On March 1, 2002, the Company raised $2,625,625 through a private place of 70 units ($37,500 per unit), each unit consisting of 50,000 shares of the Company's common stock and 50,000 common stock warrants exercisable at $1.25 per share with an expiration date of five years from the date of closing.

During the quarter ended March 31, 2002, the Company issued 95,287 shares of its common stock for services rendered. The Company recorded compensation of $92,188 or $0.97 per share.


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

                                          SENSE HOLDINGS, INC. AND SUBSIDIARIES


Date:    May 15, 2002                     By: /s/Dore Scott Perler
                                              -----------------
                                              Dore Scott Perler
                                              Chief Executive Officer,
                                              President and Director
                                              (Principal Executive Officer and
                                              Principal Accounting Officer)