Form 10QSB
period 2002-06-30
SENSE HOLDINGS INC
filed 2002-08-14
CIK 1093903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
      ACT OF 1934 For the quarterly period ended     June 30, 2002
                                                     -------------

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


                         4503 NW 103rd Avenue, Suite 200
                                Sunrise, FL 33351
               (Address of Principal Executive Offices) (Zip Code)

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


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 15,620,146 shares of Common Stock as of June 30, 2002.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
Part 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - June 30, 2002 (unaudited)               2

         Consolidated Statements of Operations (unaudited)
         for the Three And Six Months Ended June 30, 2002 and 2001            3

         Consolidated Statements of Cash Flow (unaudited) for the
         Six Months Ended March 31, 2002 and 2001                             4

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis or Plan of Operations         7-9

PART II  OTHER INFORMATION                                                    9

Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                     10

Item 4.  Submission of Matter to a Vote of Security Holders                  10

Item 5.  Other Information                                                   10

Item 6.  Exhibits and reports on Form 8-K                                    10

Signatures                                                                   11

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                                     ASSETS
CURRENT ASSETS:
      Cash                                                    $       1,937,755
      Accounts receivable (Net of allowance for
        doubtful accounts of $20,000)                                    52,883
      Inventories                                                       142,519
      Advances - shareholders                                            94,222
      Prepaid expenses                                                    8,184
                                                              ------------------

      TOTAL CURRENT ASSETS                                            2,235,563

PROPERTY AND EQUIPMENT, net                                              23,087

DEFERRED FINANCING COSTS, net                                           136,937

OTHER ASSETS                                                            402,082
                                                              ------------------

      TOTAL ASSETS                                            $       2,797,669
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                   $          87,836
      Accrued interest                                                   87,917
      Notes payable                                                   1,055,000
                                                              ------------------

      TOTAL CURRENT LIABILITIES                                       1,230,753
                                                              ------------------

STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value, 40,000,000 shares
        authorized; 15,620,146 shares issued and outstanding          1,562,014
      Additional paid-in capital                                      5,145,458
      Deferred compensation                                             (21,966)
      Accumulated deficit                                            (5,118,590)
                                                              ------------------

      TOTAL STOCKHOLDERS' EQUITY                                      1,566,916
                                                              ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       2,797,669
                                                              ==================






                 See notes to consolidated financial statements

                                          SENSE HOLDINGS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ended June 30,             Six Months Ended June 30,
                                                 ------------------------------  ---------------------------------
                                                    2002             2001            2002               2001
                                                 -------------   --------------  ---------------  ----------------
                                                   (unaudited)    (unaudited)      (unaudited)       (unaudited)
Sales                                            $     25,964    $       6,115   $       68,009   $        13,009

Cost of goods sold                                      9,587            3,375           22,621             7,155
                                                 -------------   --------------  ---------------  ----------------

Gross profit                                           16,377            2,740           45,388             5,854
                                                 -------------   --------------  ---------------  ----------------

OPERATING EXPENSES:
   General and administrative                         190,480          404,333          629,592           457,357
   Research and development                           120,000          100,000          240,000           175,000
   Depreciation and amortization                       28,299            9,623           56,535            10,313
                                                 -------------   --------------  ---------------  ----------------
                                                      338,779          513,956          926,127           642,670
                                                 -------------   --------------  ---------------  ----------------

Loss from operations                                 (322,402)        (511,216)        (880,739)         (636,816)

OTHER EXPENSES:
   Interest income (expense), net                    (245,057)          55,384         (492,570)           47,157
                                                 -------------   --------------  ---------------  ----------------

Net loss                                         $   (567,459)$       (455,832)  $   (1,373,309)  $      (589,659)
                                                 =============   ==============  ===============  ================

Net loss per common share - basic and diluted    $      (0.04)$          (0.05)  $        (0.10)  $         (0.07)
                                                 =============   ==============  ===============  ================

Weighted average number of shares
   outstanding - basic and diluted                 15,582,175        9,303,136       14,034,467         8,192,065
                                                 =============   ==============  ===============  ================












                                          See notes to consolidated financial statements
                                                                 4

                                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended June 30,
                                                                           ------------------------------------------
                                                                                 2002                   2001
                                                                           -------------------    -------------------
                                                                              (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                             $       (1,373,309)    $         (589,659)
                                                                           -------------------    -------------------
      Adjustments to reconcile net loss to net cash used in operations:
              Depreciation and amortization                                           506,204                 10,313
              Common stock issued for services and interest                           145,962                227,955

      Changes in assets and liabilities:
          Accounts receivable                                                          (4,015)                 2,929
          Inventories                                                                 (23,348)                22,939
          Prepaid expenses                                                             93,788               (110,500)
          Other assets                                                                      -                 12,500
          Accounts payable and accrued expenses                                      (173,236)               (64,803)
          Accrued interest                                                             52,750                      -
                                                                           -------------------    -------------------
              Total adjustments                                                       598,105                101,333
                                                                           -------------------    -------------------

NET CASH USED IN OPERATING ACTIVITIES                                                (775,204)              (488,326)
                                                                           -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash from acquisition                                                                 -                224,028
      Capital expenditures                                                            (20,505)                     -
                                                                           -------------------    -------------------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                       (20,505)               224,028
                                                                           -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Receipts from (repayment of) bank overdraft                                           -                 (4,162)
      Repayments of (proceeds from) short-term loans                                        -               (150,000)
      Advances to shareholders                                                        (18,000)                (7,542)
      Proceeds from the sale of common stock                                        2,625,625                586,350
      Repurchase of common stock                                                            -                 (1,588)
      Costs of common stock offering                                                 (315,075)                     -
                                                                           -------------------    -------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                     2,292,550                423,058
                                                                           -------------------    -------------------

NET (DECREASE) INCREASE IN CASH                                                     1,496,841                158,760

CASH - beginning of year                                                              440,914                      -
                                                                           -------------------    -------------------

CASH - end of period                                                       $        1,937,755     $          158,760
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.


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

During the six months ended June 30, 2002, the Company issued 171,176 shares of its common stock for consulting to several consultants for services rendered. The Company recorded compensation of $134,712 or $0.79 per share. Each of the consultants or professionals rendering services were accredited or otherwise sophisticated investors, had access to all of the Company's financials and business plans, and could sustain the loss of their entire investment related to their commitment of time for services rendered. Accordingly, the issuances were exempt from registration under 4(2) of the Securities Act of 1933.

NOTE 3 - SUBSEQUENT EVENT

In July 2002, the Company issued 35,000 options to acquire shares of the Company's common stock to employees. These options are exercisable at $0.45 per share and expire in two years from the date of the grant. The options were issued under a registered 1999 employee stock option plan. The employees were provided full access to a copy of the 1999 employee stock option plan.

In July 2002, the Company issued 85,000 shares to two consultants for services rendered. The Company will record compensation expense related to these shares. Each of the consultants or professionals rendering services were accredited or otherwise sophisticated investors, had access to all of the Company's financials and business plans, and could sustain the loss of their entire investment related to their commitment of time for services rendered. Accordingly, the issuances were exempt from registration under 4(2) of the Securities Act of 1933.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Information relating to Forward-Looking Statements
This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in business conditions; (2) lower than anticipated demand by customers for the Company's products, particularly in the current economic environment; (3) slower commitments of customers to installations or technology adoption; (4) possible increases in per unit product manufacturing costs as a result of slowing economic conditions or other factors; (5) the Company's ability to provide and market innovative and cost-effective products; (6) competitive pricing pressures causing profit erosion; (7) the availability and pricing of component parts and raw materials; (8) possible increases in the payment time for receivables, as a result of economic conditions or other market factors; (9) changes in regulations or standards applicable to the Company's products; and (10) unanticipated liabilities or expenses. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Company's other Securities and Exchange Commission filings.

Results of Operations Three Month Period- April 1, 2001 - June 30, 2001 (unaudited)

For the three months ended June 30, 2001, we generated revenues of $6,115. The cost of goods sold was $3,375 resulting in a gross profit of $2,740 and gross profit percentage of 45% for the three months ended. Operating expenses were $513,956 for the three months ended. The expenses consisted mainly of general and administrative expenses of $404,333 primarily attributable to salaries and professional fees.


Results of Operations Six Month Period- January 1, 2001 - June 30, 2001 (unaudited)

For the six months ended June 30, 2001, we generated revenues of $13,009. The cost of goods sold was $7,155 resulting in a gross profit of $5,854 and gross profit percentage of 45% for the six months ended. Operating expenses were $642,670 for the six months ended. The expenses consisted mainly of general and administrative expenses of $457,357 primarily attributable to salaries and professional fees.

Results of Operations Three Month Period- April 1, 2002 - June 30, 2002 (unaudited)

For the three months ended June 30, 2002, we generated revenues of $25,964, an increase of $19,849 or 425%. The increase was attributable to an increased demand for our products and services. The cost of goods sold was $9,587, an increase of $6,212 or 284% over last year's three month period due to increased sales. For the three month period ended June 30, 2002, there was a resulting gross profit of $16,377, an increase of $13,637 or 598%. The gross profit percentage for the three month period ended June 30, 2002, was 63% an increase of 18%. Gross profit increase during the three month period as compared to last year was attributable to product redesign and more competitive component pricing. Operating expenses were $338,779 for the three months ended, a decrease of $175,177 or 66%. The decrease was attributable to a decrease in non-cash compensation and professional fees.


Results of Operations - January 1, 2002 - June 30, 2002 (unaudited)

For the six months ended June 30, 2002, we generated revenues of $68,009, an increase of $55,000 or 523%. The increase is attributable to an increase demand for our products and services. The cost of goods sold was $22,621, an increase of $15,466 or 316% over last year's six month period due to increased sales. For the six months ended June 30, 2002, there was a resulting gross profit of $45,388, an increase of $39,534 or 775%. The gross profit percentage for the six months ended June 30, 2002, was 67% an increase of 22%. Gross profit increase during the six month period as compared to last year was attributable to product redesign and more competitive component pricing. Operating expenses were $926,127 for the six months ended, an increase of $283,457 or 144%. The increase was attributable to additional salaries, increased facility costs, research and development costs and other incremental increases. These expenses consisted of general and administrative expenses of $629,592, research and development expenses of $240,000 consisting of salaries of computer hardware and software developers, and depreciation and amortization of $56,535. Additionally, the Company incurred $492,570 of interest and amortization expense related to deferred financing costs and outstanding promissory notes.


Liquidity, Capital Resources and Plan of Operations

We have financed our growth and cash requirements through the sale of our common stock and stock purchase warrants through a private placement. We raised $2,625,625 as a result of this placement and we currently have $1,055,000 in debt from private lenders. The company will use the funds to fulfill orders, increase market penetration, continue product development, and expand facilities and work force when demand requires expansion.

Cash used in operations for the six months ended June 30, 2002, was approximately $775,204 resulting in a net loss of $1,373,309. The net loss is attributable to an increases in accounts receivable of $4,015 resulting in less cash received, increases in inventory of $23,348 resulting in more cash expended, decreases accounts payable and accrued expenses of $173,236 resulting in more cash expended; and offset by a decrease in prepaid expenses of $93,788 resulting in less cash expended, an increase in accrued interest of $52,750, resulting in more cashed received, non-cash depreciation and amortization of $506,204 and common stock issued for services and interest of $145,962.

Additional cash flows were required during the six months to enable the Company to engage in negotiations for significant contracts with major clients in industries including: freight forwarding; overnight parcel delivery; airline and airport; casino and gaming; hotel and hospitality; banking and finance; health care; franchising; payroll services; and, outsource staffing. The cost associated with the negotiations and proposals include, but are not limited to, an increase in: legal services; further product development to enable product to meet an enterprise level customer solution; travel and expense for negotiation meetings; presentation of proposals for projects; and, an increased of manufacturing capabilities to meet delivery requirements of proposed projects.

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


Critical Accounting Policies

Sense financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies.

Sense values it ending inventories on hand at the lower of average cost or market. The Company's revenue recognition policy is to recognize revenues as units of our product are shipped to our customers. Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.


Part II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Not applicable


Item 2.   Changes in Securities and Use of Proceeds

On January 30, 2002, the shareholders of the Company approved an increase in the number of authorized shares to 40,000,000.

On March 1, 2002, the Company raised $2,625,625 through a private placement of 70 units ($37,500 per unit), each unit consisting of 50,000 shares of the Company's common stock and 50,000 common stock warrants exercisable at $1.25 per share with an expiration date of five years from the date of closing. The shares were issued to accredited investors who had access to applicable financial and other information; accordingly the issuance of the units was exempt under rule 506 of the Securities Act of 1933. The company will use the funds to fulfill orders, increase market penetration, continue product development, and expand facilities and work force when demand requires expansion.

During the six months ended June 30, 2002, the Company issued 171,176 shares of its common stock to several consultants for services rendered. The Company recorded compensation of $134,712 or $0.79 per share. Each of the consultants or professionals rendering services were accredited or otherwise sophisticated investors, had access to all of the Company's financials and business plans, and could sustain the loss of their entire investment related to their commitment of time for services rendered. Accordingly, the issuances were exempt from registration under 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None


Item 5. Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (1) Exhibits

                99.1      Certification of Chief Executive Officer

                99.2      Certification of Chief Financial Officer

          (2) Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SENSE HOLDINGS, INC. AND SUBSIDIARIES


         Date:    August 12, 2002          By:/s/Dore Scott Perler
                                              --------------------
                                              Dore Scott Perler
                                              Chief Executive Officer, President
                                              and Director (Principal Executive
                                              Officer)

         Date:    August 12, 2002          By:/s/Andrew Goldrich
                                              ------------------
                                              Andrew Goldrich
                                              Chief Financial Officer, Vice
                                              President and Director (Principal
                                              Accounting Officer)