Form 10QSB
period 2002-09-30
SENSE HOLDINGS INC
filed 2002-11-15
CIK 1093903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2002
                                            ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from __________ to __________


                        Commission file number 333-87293


                              SENSE HOLDINGS, INC.
                              --------------------
                 (Name of Small Business Issuer in its Charter)


           Florida                                              82-0326560
        -------------                                           ----------
(State or Other Jurisdiction of                              (I.R.S.  Employer
Incorporation of Organization)                               Identification No.)


                         4503 NW 103rd Avenue, Suite 200
                                Sunrise, FL 33351
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (954) 726-1422
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 16,646,905 shares of Common Stock as of November 11, 2002.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----
Part 1.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

           Consolidated Balance Sheet - September 30, 2002 (unaudited) ........2

           Consolidated Statements of Operations (unaudited) for the Three
             And Nine Months Ended September 30, 2002 and 2001 ................3

           Consolidated Statements of Cash Flow (unaudited) for the Three
             And Nine Months Ended September 30, 2002 and 2001 ................4

           Notes to Consolidated Financial Statements .......................5-6

Item 2.  Management's Discussion and Analysis or Plan of Operations .........6-8

Item 3   Controls and Procedures ..............................................8

PART II  OTHER INFORMATION ....................................................9

Item 1.  Legal Proceedings ....................................................9

Item 2.  Changes in Securities and Use of Proceeds ............................9

Item 3.  Defaults Upon Senior Securities ......................................9

Item 4.  Submission of Matter to a Vote of Security Holders ...................9

Item 6.  Exhibits and reports on Form 8-K .....................................9

Signatures ...................................................................10

Certifications ............................................................11-12

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash ......................................................... $   562,105
     Accounts receivable (Net of allowance
         for doubtful accounts of $20,000) ........................      97,456
     Inventories, consisiting primarily of raw materials ..........     131,707
     Advances - shareholders ......................................      65,722
     Prepaid expenses .............................................       7,421
                                                                    -----------

     TOTAL CURRENT ASSETS .........................................     864,411

PROPERTY AND EQUIPMENT, net .......................................      18,587

OTHER ASSETS ......................................................     375,283
                                                                    -----------

     TOTAL ASSETS ................................................. $ 1,258,281
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ........................ $   123,404
                                                                    -----------

     TOTAL CURRENT LIABILITIES ....................................     123,404
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value, 40,000,000 shares authorized;
     16,002,646 shares issued and outstanding .....................   1,600,264
     Additional paid-in capital ...................................   5,308,408
     Deferred compensation ........................................     (11,019)
     Accumulated deficit ..........................................  (5,762,776)
                                                                    -----------

     TOTAL STOCKHOLDERS' EQUITY ...................................   1,134,877
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................... $ 1,258,281
                                                                    ===========

            See notes to condensed consolidated financial statements

                           SENSE HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Three Months Ended          Nine Months Ended
                                         September 30,                September 30,
                                   --------------------------  --------------------------
                                       2002          2001          2002          2001
                                   ------------  ------------  ------------  ------------
                                    (unaudited)   (unaudited)   (unaudited)   (unaudited)
Sales ............................ $     56,879  $      6,000  $    124,888  $     19,009

Cost of goods sold ...............       18,312         2,490        40,933         9,645
                                   ------------  ------------  ------------  ------------

Gross profit .....................       38,567         3,510        83,955         9,364
                                   ------------  ------------  ------------  ------------

OPERATING EXPENSES:
   General and administrative ....      299,625       439,243       929,217       971,679
   Research and development ......      150,000       165,000       390,000       265,000
   Depreciation and amortization .       28,362        28,179        84,897        38,492
                                   ------------  ------------  ------------  ------------
                                        477,987       632,422     1,404,114     1,275,171
                                   ------------  ------------  ------------  ------------

Loss from operations .............     (439,420)     (628,912)   (1,320,159)   (1,265,807)

OTHER EXPENSES:
   Interest income (expense), net      (204,766)     (123,245)     (697,336)      (76,008)
                                   ------------  ------------  ------------  ------------

Net loss ......................... $   (644,186) $   (752,157) $ (2,017,495) $ (1,341,815)
                                   ============  ============  ============  ============

Net loss per common share - basic
   and diluted ................... $      (0.04) $      (0.07) $      (0.14) $      (0.15)
                                   ============  ============  ============  ============

Weighted average number of shares
   outstanding - basic and diluted   15,760,771    11,415,469    14,566,421     9,159,086
                                   ============  ============  ============  ============

                      See notes to consolidated financial statements

                                             3

                             SENSE HOLDINGS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       ------------------------
                                                                          2002         2001
                                                                       -----------  -----------
                                                                       (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................ $(2,017,495) $(1,341,815)
                                                                       -----------  -----------
     Adjustments to reconcile net loss to net cash used in operations:
            Depreciation and amortization ............................     671,503       38,492
            Common stock issued for services and interest ............     265,609      364,026
            Amortization of deferred financing costs .................           -      109,620
     Changes in assets and liabilities:
         Accounts receivable .........................................     (48,588)      21,758
         Inventories .................................................     (12,536)      (5,654)
         Prepaid expenses ............................................      94,551       39,500
         Other assets ................................................           -       12,500
         Accounts payable and accrued expenses .......................    (137,668)     (49,166)
         Accrued interest ............................................     (35,167)       8,792
                                                                       -----------  -----------
            Total adjustments ........................................     797,704      539,868
                                                                       -----------  -----------

NET CASH USED IN OPERATING ACTIVITIES ................................  (1,219,791)    (801,947)
                                                                       -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from acquisition ...........................................           -      104,028
     Capital expenditures ............................................     (17,568)           -
                                                                       -----------  -----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES ............     (17,568)     104,028
                                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipts from (repayment of) bank overdraft .....................           -       (4,162)
     Repayments of (proceeds from) short-term loans ..................           -     (150,000)
     Proceeds from notes payable .....................................           -    1,055,000
     Repayment of notes payable ......................................    (962,500)           -
     Advances to shareholders ........................................      10,500      (25,022)
     Proceeds from the sale of common stock ..........................   2,625,625      586,350
     Repurchase of common stock ......................................           -       (1,588)
     Costs of common stock offering ..................................    (315,075)           -
                                                                       -----------  -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ......................   1,358,550    1,460,578
                                                                       -----------  -----------

NET (DECREASE) INCREASE IN CASH ......................................     121,191      762,659

CASH - beginning of year .............................................     440,914            -
                                                                       -----------  -----------

CASH - end of period ................................................. $   562,105  $   762,659
                                                                       ===========  ===========

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 30, 2002.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

In September 2002, the Company's outstanding notes payable of $1,055,000 along with accrued interest of $105,000 was retired with a cash payment of $1,068,200 and the issuance of 277,500 shares of its common stock. The Company recorded additional interest expense of $52,880 in connection with the conversion of a portion of the notes principal balance.

NOTE 3 - STOCKHOLDERS' EQUITY

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

During the nine months ended September 30, 2002, the Company issued 276,176 shares of its common stock for services rendered. The Company recorded compensation of $202,559 or $0.73 per share.

In July 2002, the Company issued 35,000 options to acquire shares of the Company's common to employees. These options are exercisable at $0.45 per share and expire in two years from the date of the grant.

In August 2002, the Company issued 40,000 options to acquire shares of the Company's common to employees. These options are exercisable at $0.57 per share and expire in two years from the date of the grant.

In the third quarter the Company cancelled 139,167 options that were not exercised prior to expiration or termination of employment from employees.

NOTE 4 - SUBSEQUENT EVENTS

The company issued the following stock subsequent to the third quarter:

A consultant to the Company was issued 19,259 for professional services rendered in the months of September and October. The amounts for September 2002 were included in accrued expenses.

In October 2002, as part of a private placement the Company issued 610,000 shares to two accredited investors and aggregated proceeds of $250,000.

A former employee of the Company was issued 15,000 shares of common stock from the company's 2001 Equity Compensation Plan as settlement of a contractual dispute.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

RESULTS OF OPERATIONS: JULY 1, 2002 - SEPTEMBER 30, 2002; JANUARY 1, 2002 - SEPTEMBER 30, 2002 (UNAUDITED)

For the three months ended September 30, 2002, we generated revenues of $56,879. The cost of goods sold was $18,312 resulting in a gross profit of $38,567 and a gross margin of 68% for the quarter ended. For the three months ended September 30, 2001, we generated revenues of $6,000. The cost of goods sold was $2,490 resulting in a gross profit of $3,510 and a gross margin of 59% for the three months ended September 30, 2001. The increase in our gross profit was due primarily to reduction in cost of goods through research and development of products.

For the three months ended September 30, 2002, operating expenses were $477,987. These expenses consisted of general and administrative expenses of $299,625, research and development expenses of $150,000 consisting of salaries of computer hardware and software developers, and depreciation and amortization of $28,362, additionally the Company incurred $204,766 of interest expense related to outstanding promissory notes. For the three months ended September 30, 2001, operating expenses were $632,422. The expenses consisted mainly of general and administrative expenses of $439,243 primarily attributable to salaries and professional fees. The decrease in our operating expenses of $154,435 was due primarily to less professional fees during the quarter ended September 30, 2002.

For the nine months ended September 30, 2002, we generated revenues of $124,888. The cost of goods sold was $40,933 resulting in a gross profit of $83,955 and a gross margin of 67% for the nine months ended. Operating expenses were $1,404,114 for the nine months ended September 30, 2002, these expenses consisted of general and administrative expenses of $929,217, research and development expenses of $390,000 consisting of salaries of computer hardware and software developers, and depreciation and amortization of $84,897. Additionally, the Company incurred $697,336 of interest expense related to outstanding promissory notes. For the nine months ended September 30, 2001, we generated revenues of $19,009. The cost of goods sold was $9,645, resulting in a gross profit of $9,364 and gross profit percentage of 49% for the nine months ended. Operating expenses were $1,275,171 for the nine months ended. The expenses consisted mainly of general and administrative expenses of $971,679 primarily attributable to salaries and professional fees. The increase of revenues of $105,879 was due to increased product offerings and increased demand and acceptance of technology. The increase in profit margin was due to more efficient product design and an increase in product offerings with higher profit margins. The increase in our operating expenses of $128,943 from the comparable period in the preceding year can be attributed to the Company's expenditures in research and development to lower the cost of goods, expand product offerings and improve product performance.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

We have financed our growth and cash requirements through the sale of our common stock and stock purchase warrants through a private placement, placed through v-Finance Investments, Inc. We raised $250,000 during October 2002, as a result of this placement, and we currently have no debt from private lenders. We do not have any material commitments for capital expenditures.

Cash used in operations for the nine months ended September 30, 2002, was $1,219,791 attributable to a net loss of $2,017,495 and increases in accounts receivable of $48,588, increases in inventory of $12,536 and decreases accounts payable and accrued expenses of $137,168, and offset by a decrease in prepaid expenses of $94,551 and an increase in accrued interest of $35,167 and non-cash depreciation and amortization of $671,503 and common stock issued for services and interest of $265,609.

Cash provided by financing activities for the nine months ended September 30, 2002 was $1,358,550 and consisted of proceeds from the sale of common stock through a private placement was $2,625,625, offset by repayments of notes payable of $962,500 and the offering costs associated with the private placement of $315,075.

Based upon purchase orders we have on hand, future sales and cash on hand we believe that we can meet all of our financial requirements over the next 12 months. Should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Additional funding may not be available to us on acceptable terms.

CRITICAL ACCOUNTING POLICIES

Sense values it ending inventories on hand at the lower of average cost or market.

The Company's revenue recognition policy is to recognize revenues as units of our product are shipped to our customers.

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.


ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

During the nine months ended September 30, 2002, the Company issued 276,176 shares of its common stock for services rendered. The Company recorded compensation of $202,559 or $0.73 per share.

In July 2002, the Company issued 35,000 options to acquire shares of the Company's common to employees. These options are exercisable at $0.45 per share and expire in two years from the date of the grant.


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

                                        SENSE HOLDINGS, INC. AND SUBSIDIARIES


         Date:    November 14, 2002     By: /s/ Dore Scott Perler
                                            ---------------------
                                            Dore Scott Perler
                                            Chief Executive Officer,
                                            President and Director
                                            (Principal Executive Officer and
                                            Principal Accounting Officer)

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Sense Holdings, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Dore Scott Perler, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Sense Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        /s/Dore Scott Perler
                                        Name:  Dore Scott Perler
                                        Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Sense Holdings, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Andrew Goldrich, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Sense Holdings, Inc..;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        /s/Andrew Goldrich
                                        Name:  Andrew Goldrich
                                        Title: Chief Financial Officer