Form 10KSB
period 2002-12-31
SENSE HOLDINGS INC
filed 2003-04-15
CIK 1093903

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                                      None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2002: $145,363.

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on April 4, 2003 ($.32):
$4,467,400.

The number of shares outstanding of the registrant's Common Stock, par value $.10 per share (the Common Stock), as of April 4, 2003, was 16,687,155.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES NO X

Documents Incorporated By Reference: None.

                                TABLE OF CONTENTS
                                                                            Page
PART I

Item 1.  Description of Business..............................................2

Item 2.  Description of Properties...........................................10

Item 3.  Legal Proceedings...................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.................10


PART II

Item 5.  Market for Common Equity and Related Shareholder Matters............10

Item 6.  Management's Discussion and Analysis or Plan of Operation...........12

Item 7.  Financial Statements................................................14

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure Statements.....................................14


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................15

Item 10. Executive Compensation..............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management......20

Item 12. Certain Relationships and Related Transactions......................21

Item 13. Exhibits and Reports on Form 8-K....................................21

Item 14. Controls and Procedures ............................................22

Signatures ..................................................................23

Certifications ..............................................................24

                                     PART 1

This Annual Report Form 10-KSB and documents Incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB, are forward-looking statements. In addition, when used in this document the words anticipate, estimate, intends, project and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

ITEM 1. DESCRIPTION OF BUSINESS

Sense Holdings, Inc. ("Sense Holdings", "Sense", "we", "us", "our"), is a Florida corporation. We design, develop, manufacture and sell products that use biometric technology to verify a person's identity. Unique physical traits such as fingerprints, retina lines, voice waves and palm prints are known as biometric traits, and they are used to verify a person's identity. In addition, Sense Holdings, Inc., has integrated smartcard technology into its biometric applications. Applications, such as time and attendance and access control are developed around the biometric identification technology and smartcard technology.

Our time and attendance systems, which are marketed under the name CheckPrint(R) T/A, are human resource systems that permit an employee's time and attendance records to be tracked using our fingerprint identification hardware and software suite. The technology operates as a stand alone unit or a system residing on a user's network. The software generates reports and can automatically port all payroll information to the client's payroll service. We currently have several installations utilizing our CheckPrint (R) T/A solution and have partnered with several payroll services to promote the solution. The solution has recently been upgraded in order to perform on an enterprise level and is currently being installed for use by a customer which employes over 50,000 people. The upgraded system will allow for the centralized collection of payroll data for large numbers of employees in remote locations. The system is designed to eliminate fraudulent time entries and assures management the employees are only being paid for actual hours worked.

Our access control systems, which are marketed under the name CheckPrint(R) A/C, are security systems that permit access to locked buildings, offices or other secured areas to those whose identities can be verified, using our fingerprint identification software. We currently have several installations using our CheckPrint (R) A/C solution and continue research and development efforts to refine the solution.

Our prisoner work release systems, which are marketed under the name CheckPrint(R) W/R, are security systems that permit prison facilities to monitor inmates that are released into the public through work release programs. Under these programs, prisoners report back to the facilities for incarceration when they are not working. The system allows the prison facility to identify the prisoner as a work release candidate and verify their status as to release times and return times. The prisoner's identities can be verified, using our fingerprint identification software. The system has been installed and is in use at a prison facility in Georgia. We are currently marketing the solution to other prison facilities.

Sense Holdings, Inc., is also a research and development company specializing in biometric security and explosive detection. We continue to develop our biometric line of products to meet the needs of today's security market. Our subsidiary, Micro Sensor Technologies, Inc., is exclusively engaged in the acquisition and development of explosive detection technology.

In development are systems directed toward the health care industry, the cruise ship industry and the data security industry. Also, in development are enhancements and improvements to our hardware offerings, including the design of an embedded biometric system, iris recognition as the biometric means of identification and the development of a hand held explosive detection unit through our license from Oak Ridge National Laboratory. Other development projects are driven by market and customer demands.

Our modest revenue-generation to date is, in substantial part, a result of a lack of capital necessary to commence aggressive marketing programs. While we have funded our growth to date through the sale of our equity securities, we require operating revenues or alternative financing in order to fully implement our business plan and achieve profitability.

Our fiscal year end is December 31. Our executive offices are located at 4503 NW 103rd Avenue, Sunrise, Florida 33351, and our telephone number is: (954) 726-1422.

INDUSTRY

The use of unique physical traits to verify a person's identity is known as biometric identification. Biometric identification types include fingerprint, hand geometry, iris scanning, signature verification and voice analysis. Biometric technology has been used for decades in government and law enforcement applications, but, until recently, these systems were too expensive to manufacture and be commercially viable. With the introduction of more powerful computers and the development of new and more advanced software applications, biometric identification techniques can be adapted for commercial purposes on an economically feasible basis. In addition, there is currently a higher level of awareness with regard to biometrics as it relates to security applications.

There are many alternatives in the biometric industry that include, but are not limited to, fingerprint recognition, facial recognition, voice recognition and palm recognition. Many providers have used the different methods in different applications. To date, applications include time and attendance, access control, crowd scanning and computer access. The industry is in its infancy stages regarding applications, however the technology regarding biometric identification is a rapidly maturing science. Presently, there are many companies entering the biometric identification and application industry while many other companies have failed at trying to create a marketable product. There are few companies that have been in the industry for multiple years and continue to use their experience to market biometric identification devices and applications.

We believe that fingerprint identification is far more effective in authenticating employees' actual attendance at work than traditional time clock verification. By authenticating a person's identity, biometric identification can substantially reduce incidents of employee fraud inherent in the use of other forms of employee identification and attendance verification, such as punch clocks. We also believe that fingerprint verification is less intrusive, more widely accepted and more cost effective than other available forms of biometric identification. Also, the use of biometrics for access control is becoming widely accepted in the marketplace. This is especially true for access to sensitive workspaces like an airport tarmac. In addition, increasing needs in security has prompted the use of biometrics in many areas, including but not limited to: health care, prison administration, work tracking, point of sale transactions, border control and banking activities.

Many factors, including recent world events have created increased demand for new biometric applications to secure access, not only to physical areas, but also sensitive data. Among the applications that are being developed are the use of biometrics to validate the identities of individuals at security checkpoints before boarding a plane, entering a building, crossing a border and accessing computers.

PRODUCTS AND SYSTEMS

BIOCLOCK(R)

Our biometric systems are designed and built around our proprietary hardware platform known as BioClock(R), a stand-alone platform, or as an integrated part of the user's network, that replaces a traditional wall mounted or free-standing swipe or punch card time clock. Identity verification is accomplished by comparing an individual's scanned and digitized fingerprint to the fingerprint profile stored in a computer database. The user's fingerprint is scanned by means of a silicon-based reader with sensors that capture the fingerprint image. The image is then converted into data that is stored in the system's computer database, and saved as a reference for comparison to the fingerprint offered for identification.

BioClock(R) replaces traditional identification devices such as: swipe cards; punch cards; PIN numbers; or, passwords that can be stolen or voluntarily provided by the owner to another person. Alternatively, BioClock(R) can be used in conjunction with traditional identification devices for added security. We have made our systems modular so the user can choose which parts of the technology they wish to use. In addition, we have designed our systems to be compatible with many existing technologies so that they can be integrated into an existing system. As a result, we believe BioClock(R) reduces incidents of fraud associated with traditional identification systems that do not effectively preclude individuals from using another person's means of identification while keeping integration hurdles and costs down.

We have also developed several integrated hardware and software applications that incorporate BioClock(R) in turn-key total solution systems.

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

Our standard CheckPrint(R) T/A system includes a 100 person user base. We have developed database management capabilities for larger numbers of employees, while maintaining system accuracy. These developments include the management of finger print templates on a network of BioClock(R) devices, without adverse effects on accuracy.

CHECKPRINT(R) A/C

Our access control systems, which are marketed under the name CheckPrint(R) A/C, are security systems that permit access to locked buildings, offices or other secured areas only to those whose identities can be verified, using our proprietary fingerprint identification software. Our CheckPrint(R) A/C systems, which can be used with or without smartcard technology, can be programmed for different levels of security, permitting access only to recognized individuals who have the requisite level of security clearance. Our current version of CheckPrint(R) A/C system incorporates access control capability for single door access. We are developing a software application infrastructure that will enable a single CheckPrint(R) A/C system to control access to multiple locations.

CHECKPRINT(R) W/R

Our prisoner work release systems, which are marketed under the name CheckPrint(R) W/R, are security systems that permit prison facilities to monitor inmates that are released into the public on work release programs. Under these programs, prisoners report back to the facilities for incarceration when they are not working. The system allows the prison facility personnel to identify the prisoner as a work release candidate and verify their status as to release times and return times. The prisoners' identities can be verified, using our fingerprint identification software. We developed the system in response to a Request For Proposal issued by a Department of Corrections in Georgia and we are attending a tradeshow at the end of April to present the solution to the industry. We have plans to promote the project to other Departments of Correction via direct mail, tradeshow attendance and industry specific publications.

BDS (TM)

Our BDS software allows our hardware and software solutions to function on an enterprise level. It can be modified to work in a variety of network environments. We have recently installed a customized version of our BDS (TM) for a customer having over 50,000 employees that will enable centralized time and attendance data collection. The BDS (TM) software gives the user the ability to administrate fingerprint templates and data collection using a network of BioClocks(R). We intend to market this solution to customers that have large amounts of enrollment and collection data.

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

o CheckPrint(R) SDTU, provides users the ability to secure a computer terminal with fingerprint biometrics and a smartcard. The hardware is a stand-alone peripheral that can be connected to a port on an existing computer to permit fingerprint identification. There are many applications that can be written around the secure data storage capability of a smart card that is unlocked by a fingerprint biometric signature. For example, in a university setting information such as meal plan credits can be stored on the smartcard and deducted as used by the biometrically identified user.

o CheckPrint(R) H/C, provides users the ability to identify and verify members of an insurance plan. It also allows for the monitoring against fraudulent claims. In addition, adding biometric identification to the process of using insurance benefits will aid in the securing of the user's medical records. This is particularly important because of new government guidelines requiring security of medical records.

o CheckPrint(R) V/A, provides users the ability to secure an area that is frequented by many outside vendors. A typical application would be the securing of a cruise ship that must be accessed by many vendors, at different times, during a voyage. All vendors would be pre-registered in order to gain access to the vessel. This is particularly important given the fact that there may be an attempt to stow away persons or items on a vessel during its voyage.

PRODUCT DEVELOPMENT, MANUFACTURING AND ASSEMBLY

BioClock(R) is configured as a standalone unit or networked unit which is comprised of a TFT Flat Panel display, internal computer, keypad, smartcard reader and silicon fingerprint reader. There are several variations of BioClock(R) wherein features are added or taken away from the base model. For example, we can add iris recognition to our devices if the customer requires that specific biometric solution. Also, modifications can be made to the housing as required by specific applications. All of our BioClocks(R) are assembled and tested "in-house" from custom and off the shelf parts supplied by third party vendors. We also manufacture a Desk Top Unit (DTU(TM)) that is a USB device with a built in fingerprint reader and optional smartcard reader. The DTU(TM) can be used as an enrollment device for our systems and is also sold as part of a software developer's kit (SDK). The SDK allows other parties to develop applications that would utilize our hardware solution. Finally, we have designed, and have manufactured for us, printed computer boards that serve several functions. The functions include integration of the fingerprint print reader into our BioCLock(R) and DTU(TM), controlling doors for our access control systems and providing increased functionality in our BioClock(R) over that of standard printed computer boards.

We design, develop, create, and sell various software packages that work in conjunction with our hardware. The systems are described in greater detail below and include, CheckPrint(R) T/A, CheckPrint(R) A/C, CheckPrint(R) W/R, CheckPrint(R) H/C, CheckPrint(R) V/A, BDS(TM), SDK and various other routines that work in conjunction with our hardware.

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

We have entered into an agreement with Test Systems Engineering, under which Test Systems Engineering has designed, engineered and configured some of our hardware components for CheckPrint(R) T/A and CheckPrint(R) A/C systems. They are a valuable outsource for many engineering tasks and have a state of the art design and manufacturing facility. All product testing and assembly is performed by "in-house" personnel in order to maintain quality control. Our agreement with Test Systems Engineering terminates on December 31, 2005, and may be automatically renewed for consecutive one-year terms. For its services, Test Systems Engineering receives a fee payable at the rate of $75 per hour. We are not dependent on Test Systems Engineering for its services.

Our biometric systems currently incorporate a silicon-based fingerprint scanner to capture a user's fingerprint. Related software then compares the user's fingerprint to the digitized reference sample stored in the system's database, and verifies the user's identity. The silicon-based technology is used in conjunction with our own software that interfaces between the silicon product and our biometric systems. We currently purchase the silicon-based technology from an independent supplier. We believe that this supplier is able to provide us with our foreseeable requirements for these components. We are not dependent on the supplier for our sensor needs.

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

Under the License Agreement, Micro Sensor is obligated to pay UT-Battelle an amount equal to 2.5% of net sales of products incorporating the licensed technology, subject to minimum annual royalties ranging from $5,000 during the third year of the license term to $25,000 for the seventh year of the term and thereafter. If the technology is sublicensed to third parties, a sublicense royalty fee equal to 50% of the sublicenses received by Micro Sensor must be paid to UT-Battelle. The term of the license agreement expires upon termination of the last-to-expire of the proprietary rights granted under the agreement, subject to earlier termination in the event of an uncured breach of the agreement by either party. No products have yet been developed from the technology, and we do not know if the acquired technology can be successfully incorporated into commercially feasible products or whether any such products can be successfully marketed.

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

Oak Ridge National Laboratory continues to work toward a commercially viable Micro Sensor to be incorporated into our product line of sensors. We are engineering systems and hardware to incorporate the sensor, as envisioned, into handheld explosive detection devices. We have filed a patent with the United States Patent Office regarding our handheld explosive detection device. Although the application is on file there is no guarantee that the application will mature into a patent.

RESEARCH AND DEVELOPMENT

From the inception of our current activities in July 1998 through December 2002, we have spent approximately $1,075,000 on research and development activities.

SALES AND MARKETING

Many of our goods and services are based on custom orders that require pricing on a case by case basis. However, to the extent individual pricing is not necessary, we market CheckPrint(R) T/A systems for base prices ranging from $4,995 to $7,995, depending on the number of employees who will be tracked on the system. We also offer software updates and on-site service contracts for additional fees. We sell other goods and services, such as a desk top finger sensor, a desk top finger sensor with a smart card reader built into the desk top unit, software developer's kits and database management tools, at suggested retail prices.

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

Our latest generation of hardware and software works for single unit installations or as an enterprise level solution networking many units when coupled with our BDS(TM) software. BDS(TM) allows an enterprise to manage a network of biometric devices and the data utilized and recorded by these devices. We intend to market all of our solutions with direct marketing programs, trade show participation and traditional advertising campaigns to generate sales.

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

We market other CheckPrint(R) solutions designed for specific industries. These solutions include CheckPrint(R) W/R to the corrections industry; CheckPrint(R) H/C to the healthcare industry; and, CheckPrint(R) V/A to the cruise ship industry. We continue to develop industry specific applications and intend to market these applications through direct marketing programs, trade show participation and traditional advertising campaigns.

INTELLECTUAL PROPERTY

Patents. We currently have on file with the United States Patent and Trademark Office, a utility patent that was converted from a provisional patent covering the proprietary use of our technology and the proprietary hardware used in our application. The goods and services are clearly marked as patent pending. In addition, we have on file a patent of a hand held device that utilizes explosive detection technology that we currently license. Several other products and methods are being identified as potential patentable subject matter and once the analysis is complete applications will be sought. All of the engineers and programs are working diligently toward hardware and software solutions and it is believed that many of the solutions may be patentable. Sense Holdings, Inc., has retained patent counsel to review the projects and advise where patentable subject matter exists and to prepare applications for the same. All of our employees are under an obligation to assign inventive material to Sense Holdings, Inc. There is no guarantee that our patent application will mature into a registration for patent.

Trademarks. We enjoy several common law rights to our trademarks. The common law rights protect the use of marks used to identify our goods and services since the time of their first use in commerce. In addition, we have filed applications with the United States Patent and Trademark Office seeking registration of our logo, meCard(TM) used to identify identification cards used in conjunction with our biometric systems and Security Solutions at a Touch of A Finger(TM) used to identify our professional services of creating custom biometric security application. We have a registration for the flagship software product Checkprint(R) and our flagship hardware product Bioclock(R). Several other marks are being identified as strong product and service identifiers and trademark search and applications are underway. There is no guarantee that our trademark applications will mature into registration of trademarks.

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

COMPETITION

We face competition from companies engaged in the time and attendance industry, the security and access control industry and custom application software developers. Competition may come from companies using biometric fingerprint technology, as well as from companies using other biometric identification methods. Competitors also include companies marketing traditional forms of employee verification and attendance products, including time clocks, ID badges, passwords and PIN numbers. Some of our competitors may have longer operating histories and greater financial and other resources than we have. Our ability to compete successfully will depend on many factors, including our ability to adapt to changing technologies and meet the needs of the marketplace on a price competitive and timely basis.

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

o our systems provide a total solution, turnkey approach to our customers; and

o our systems can be deployed over a network and can be remotely accessed by a system administrator to get valuable real time information regarding the customer's work force and security at the workplace;

o our systems offer an enterprise solution in that the systems are complete scalable for large numbers of employees and multiple access points and numerous locations;

o our systems are modular and offer a variety of identification methods that can be added to the basic system;

o our systems are software driven and the software is customizable to a customer's particular needs; and,

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

EMPLOYEES

We currently employ eleven people, all of whom are full-time employees, in the following capacities: three executive officers, one corporate counsel, four programmers, one research and development engineer, and two warehouse and assemble employees. Our employees are not represented by a collective bargaining unit. We believe that relations with our employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to securityholders for the reporting period.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol SEHO (previously CTSMD). Prior to February 28, 2000, our shares were listed on the National Quotation Bureau's Pink Sheets. There is currently a limited trading market for our shares and we do not know whether an active market will develop. The reported high and low bid prices for the common stock are shown below for the period from January 1, 2001 through December 31, 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



Period                                    High                     Low
------                                    ----                     ---

First Quarter ended 3/31/01              $0.51                     $0.96
Second Quarter ended 6/30/01             $0.71                     $0.36
Third Quarter ended 9/30/01              $0.85                     $0.33
Fourth Quarter ended 12/31/01            $1.35                     $0.63

First Quarter ended 3/31/02              $1.15                     $0.68
Second Quarter ended 6/30/02             $0.90                     $0.45
Third Quarter ended 9/30/02              $0.74                     $0.33
Fourth Quarter ended 12/31/02            $0.60                     $0.31

As of December 31, 2002, there were 16,656,905 shares of our common stock outstanding. Our common stock is owned of record by approximately 800 holders. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

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

Recent Sales of Unregistered Securities

During 2002, the Company issued 305,435 of its common shares to consultants and employees for services rendered. The shares were valued at prices ranging from $.31 to $.97. For the year ended December 31, 2002, the Company recorded professional fees expense of $196,593 and deferred compensation of $18,216. The consultants and advisors (a) had a preexisting business relationship with the Company, (b) had access to financial statements and other relevant information concerning the Company, (c) had such knowledge in business and financial matters that they were able to understand the risks and merits of an investment in the Company, and were, therefore, sophisticated investors at the time of acquisition and (d) the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. Accordingly, these transactions were exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder.

On March 1, 2002, the Company raised $2,625,625 through a private placement of 70 units ($37,500 per unit), each unit consisting of 50,000 shares of the Company's common stock and 50,000 common stock warrants exercisable at $1.00 per share with an expiration date of five years from the date of closing. The Company incurred costs in relation to this private placement of $315,075 and netted proceeds of $2,310,550. Additionally, the Company issued to a consultant that provided services in relation to securing the proceeds of this offering, 866,455 common stock warrants exercisable at $1.25 per share. All costs associated with this offering are recorded net against the gross proceeds. The units were issued to a total of seventy-one persons whom the Company had reasonable grounds to believe were accredited investors. Each of the investors
(a) had access to business and financial information concerning the Company, (b) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that he or she was able to evaluate the risks and merits of an investment in the Company. Therefore each investor was also sophisticated within the meaning of Federal securities laws. In addition, the certificates evidencing the shares and warrants that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of
Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

In September 2002, the Company's outstanding notes payable of $1,055,000 along with accrued interest of $105,000 was retired with a cash payment of $1,068,200 and the issuance of 277,500 shares of its common stock. The Company recorded additional interest expense of $51,800 in connection with the conversion of a portion of the notes principal balance. Each of the investors (a) had access to business and financial information concerning the Company, (b) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that he or she was able to evaluate the risks and merits of an investment in the Company. Therefore each investor was also sophisticated within the meaning of Federal securities laws. In addition, the certificates evidencing the shares and warrants that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

In October 2002, as part of a private placement the Company issued 610,000 shares to two accredited investors and aggregated proceeds of $250,000 through a private placement of 2 units ($125,000 per unit), each unit consisting of 152,500 shares of the Company's common stock and 152,500 common stock warrants exercisable at $.50 per share with an expiration date of five years from the date of closing. The Company incurred costs in relation to this private placement of $25,000 and netted proceeds of $225,000. The Company also issued to a consultant that provided services in relation to securing the proceeds of this offering, 48,800 common stock warrants exercisable at $0.50 per share. All costs associated with this offering are recorded net against the gross proceeds. The units were issued to a total of two persons whom the Company had reasonable grounds to believe were accredited investors. Each of the investors (a) had access to business and financial information concerning the Company, (b) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that he or she was able to evaluate the risks and merits of an investment in the Company. Therefore each investor was also sophisticated within the meaning of Federal securities laws. In addition, the certificates evidencing the shares and warrants that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of
Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

Please refer to Item 11 Section - Compensation Under Existing Equity Compensation Plans for options granted under existing employee stock compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material inter-company transactions have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenues as units of its product are shipped to its customers.

MARKETABLE SECURITIES

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At December 31, 2002, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated fair value.

INVENTORY

Inventory is stated at the lower of average cost or market and consists of raw materials and finished goods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, marketable securities, receivables, inventory and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.

LICENSE AGREEMENT

License agreement is stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of five years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors.


The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2002

Sales increased by 109% from $69,569 in 2001 to $145,363 in 2002. This increase is attributable to an increased demand for our products, increase in technology acceptance, new generations of products offered and larger unit sales to individual clients.

Cost of goods sold as a percentage of sales nominally increased from 31% in 2001 to 34% in 2002. This nominal increase is attributable to increased sale in hard goods versus professional services.

Depreciation and amortization increased 73% from $65,262 in 2001 to $112,620 in 2002. This increase is attributable to the amortization of a technology license.

General and administrative cost nominally increased 2% from $1,148,707 in 2001 to $1,173,683 in 2002. This nominal increase is attributable to continued operations.

Research and Development costs nominally increased 3% from $460,253 in 2001 to $473,019 in 2002. This nominal increase is attributable to continued research and development while management controlled any increase in research and development costs.

We determined that, as of December 31, 2002, a write-down of the license agreement associated with our subsidiary, Micro Sensor, was necessary as the projections of future operations results indicated impairment. We recorded an impairment of $216,246 and $150,000 remains as of December 31, 2002.

Interest Expense increased 79% from $387,235 in 2001 to $693,100 in 2002. This increased is attributable to interest paid on the satisfaction of note that became due during September of the reporting year.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

Cash used in operations for the year ended December 31, 2002 was $1,528,731 attributable primarily to the net loss of $2,572,815 offset by non-cash compensation of $210,761, depreciation and amortization of $112,620, the amortization of deferred financing cost of $568,844, the impairment of the license agreement of $216,426, other non-cash items and change in asset and liability accounts.

Cash used by investing activities was $250,154 and consisted of the purchase of marketable securities, sale of marketable securities and the purchase of office furniture and equipment used in the daily operations of the Company.

Cash provided by financing activities during the year was $1,580,550 attributable from proceeds of equity raises of $2,875,625 from the sale of common stock offset by costs related to the sale of securities of $340,075, the repayment of notes payable of $962,500 and the repayment of advances to shareholders of $7,500.

As a result of the above, total cash decreased by $198,335 during the period.

Since our inception, we have been engaged in research development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of 1999 and have been generating revenues since the fourth quarter of 1999. We have completed development of our second and third generation product, and have recognized revenue on their sales since the year ended December 31, 2000. We have also recognized revenue for consulting fees since the third quarter of 2000. We will continue to make enhancements to our second generation product so that it will support a larger database, and enable us to market CheckPrint T/A to larger companies, resulting in a greater profit margin to us. We will continue to develop other products and services relating to biometrics, security, data management, explosive detection, and consulting services.

Based upon purchase orders we have received, anticipated future product sales and cash on hand, we believe that we will have the need for additional capital investment and are actively pursuing additional outside capital investments that will be necessary to meet our cash flow needs over the next twelve months. Additionally, in order to remain competitive in the marketplace, we must develop new products and enhance our existing products. Should revenues not reach projected levels or should unforseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Subsequent to December 31, 2002, we are currently engaged in the private placement of a promissory note comprising of 15 units at $50,000 per unit. The terms of the promissory note are a one year term at 10% interest. To date, we have not accepted any funds under this promissory note.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOURE STATEMENTS

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names, positions held and ages of our executive officers and directors.


 NAME                   AGE             POSITION
 ----                   ---             --------

Dore Scott Perler       42              Chief Executive Officer,
                                        President and Director

Andrew Goldrich         42              Vice President and Director

Shawn Tartaglia         33              Chief Technical Officer and Director

Julie Slater            43              Director


Dore Scott Perler has served as our Chief Executive Officer, President and a member of our Board of Directors, since July 1998. From May 1993 to July 1998, Mr. Perler was a founder, Director, and Vice President of Sales covering the Southeast United States and Latin America, for Latinrep, Inc., a manufacturer's representative organization. He assisted in the formation of Latin Channels, a trade show for Latin American distributors.

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

Employment Agreements: In December 2002 the Company entered in to two year employment contracts with its Chief Executive Officer at an annual salary of $115,000, Chief Financial Officer at an annual salary of $115,000 and Chief Technology Officer at an annual salary of $96,000.

In the event of involuntary termination without cause or disability each executive would be entitled to the following compensation for the succeeding 24 months following the date of termination:

        i) Two hundred (200%) percent of the executive's base compensation in effect on the date of the employment termination; plus

        ii) Two hundred (200%) percent of the executive's annual incentive bonus earned on a quarterly basis as of the date of the termination, assuming the executive was employed on the last day of the quarter in which termination of employment occurred.

In the event the executive is terminated for "cause" the executive will be entitled to any unpaid salary through the date of termination and deferred compensation will be forfeited. In the event there is a "Change in Control" the Company will be required to pay the executive a lump sum equal to 299% of the executive's base compensation in effect on the date of employment plus 299% of the executive's prior year incentive bonus. The executive may, at their discretion, elect to terminate the contract the executive must give the Board 90 days written notice and the executive would not be entitled to severance benefits.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us for each of the three fiscal years ended December 31, 2002, to: (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002:


                                    Fiscal                             Other Annual                     LTIP     All Other
Name and Principal Position          Year        Salary       Bonus    Compensation     Options/ (#)    Payouts  Compensation
---------------------------          ----        -------      -----    ------------     ------------    -------  ------------
Dore Scott Perler, CEO               2002       $101,250         -           -            150,000           -         -
                                     2001       $ 93,000         -           -            650,000           -         -
                                     2000       $ 57,000         -           -                  -           -         -

Andrew Goldrich, VP                  2002       $101,250         -           -            150,000           -         -


OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2002 to (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002.

                               Percent of
                               Number of       Total Options/
                               Securities       SARs Granted
                               Underlying       To Employees        Exercise Or
                               Options/SARs      In Fiscal           Base Price
      Name                     Granted (#)          Year               ($/Sh)           Expiration Date

Dore Scott Perler, CEO           150,000           27.7%               $ 0.86                2/22/07

Andrew Goldrich, VP              150,000           27.7%               $ 0.86                2/22/07


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

Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2002 we have granted options to purchase 1,500,000 shares under the 1999 stock option plan. There are no shares remaining under the 1999 stock option plan and none of the options granted to date have been exercised.

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

Subject to the provisions of the 2001 plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2001 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2002, we have granted options to purchase 951,333 shares and awarded 113,282 shares under the 2001 plan. Subsequent to December 31, 2002, 30,250 shares have been issued under the 2001 plan and there are 905,132 shares remaining under the 2001 stock option plan and none of the options granted to date have been exercised.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2002 to (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                            Number of
                                                                           Securities            Value of
                                                                           Underlying           Unexercised
                             Shares                                        Unexercised         In-The-Money
                            Acquired                                      Options/SARs         Options/SARs
                               On                         Value           At FY-End (#)        At FY-End ($)
                            Exercise                    Realized          Exercisable/         Exercisable/
      Name                     (#)                         ($)            Unexercisable        Unexercisable
      ----                -------------               -------------       -------------        -------------

Dore Scott Perler, CEO         -                            -              800,000/-0-         -$169,000/-0-

Andrew Goldrich, VP            -                            -              800,000/-0-         -$169,000/-0-


Long-Term Incentive Plans Awards in Last Fiscal Year

                                     Number          Performance
                                    of Shares         or Other            Estimated Future Payouts Under
                                    Units or        Period Until             Non-Stock Price-Based Plans
                                                                          ---------------------------------
                                  Other Rights       Maturation             Threshold   Target   Maximum
      Name                            (#)             or Payout                ($or #)  ($or #)    ($ or #)
      ----                    --------------------    ---------           ---------------------------------
Dore Scott Perler, CEO                  -                 -                      -          -      -

Andrew Goldrich, VP                     -                 -                      -          -      -


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 4, 2003, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

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

Except as other wise required by Securities and Exchange commission rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

o 2,451,333 shares of common stock issuable upon exercise of options that have been granted; and

o 5,952,590 shares of common stock issuable upon exercise of outstanding purchase warrants.

Name and Address of             Amount and Nature of                  Percentage
   Beneficial Owner             Beneficial Ownership                   of Class

Dore S. Perler                     2,094,723 shares(1)                   12.5%
9400 S.W. 49th Place
Cooper City, FL 33328

Andrew Goldrich                    1,994,519 shares(1)                   11.9%
21653 Marigot Drive
Boca Raton, FL 33428

Shawn Tartaglia                      768,585 shares (2)                   4.6%
6888 Ashburn Road
Lake Worth, FL 33467

Julie Slater                          43,703 shares                         *
402 N.W. 118th Terrace
Coral Springs, FL 33071

Officers and Directors             4,901,530 shares (3)                  29.4%
as a group (4 persons)

* Less than 1%.

(1) Includes 800,000 shares issuable upon exercise of currently exercisable options.
(2) Includes 575,000 shares issuable upon exercise of currently exercisable options
(3) Includes 2,175,000 shares issuable upon exercise of currently exercisable options.

The following table sets forth, as of April 4, 2003, information known to us relating to shares, options, warrants and rights issued under existing equity compensation plans.

                                   (a)                          (b)                          (c)
                              Number of securities      Weighted-average        Number of Securities remaining
                              issued or to be           exercise price of       available for future
                              issued upon exercise      outstanding             issuance under equity
                              of outstanding options    options, warrants       compensation plans
                              warrants and rights       and rights              (excluding securities
  Plan Category                                                                 reflected in column (a))
  -------------               -------------------       ------------------      ------------------------------
1999 Equity Compensation         1,500,000                    $.45                             0
Plan approved by security
Holders

2001 Equity Compensation         1,094,868                    $.75                       905,132
Plan approved by security
Holders


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Officers/Shareholders have received funds from the Company in the form of demand notes bearing no interest. During the period ended December 31, 2002 the Company advanced the Officers/Shareholders $2,500 and Officers/Shareholders made repayments to the Company of $10,000. As of December 31, 2002, the balance on the amount owed to the Company by the Officers/Shareholders is Dore Perler $42,000, Andrew Goldrich $24,500 and Shawn Tartaglia $2,222.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A. EXHIBITS:

     Exhibit No.                Description of Document

        2.1 Agreement and Plan of Merger between Century Silver Mines, Inc. and Sense Holdings, Inc.(1)
        3.1(a)  Articles of Incorporation of Sense Holdings, Inc.(1)
        3.1(b) Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (FL)(1)
        3.1(c) Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (ID)(1)
        3.2     Bylaws (1)
        10.1    1999 Stock Option Plan (1)
        10.2    Employment Agreement between the Company and Dore Scott Perler
                (1)
        10.3    Employment Agreement between the Company and Andrew Goldrich (1)
        10.4    Employment Agreement between the Company and Shawn Tartaglia (1)
        10.5 Technology License Agreement, as amended, with SAC Technologies, Inc.(1)
        10.6    Lease for Tamarac Office (1)
        10.11 Manufacturing and Non-Compete Agreement with Test Systems Engineering (1)
        10.12   Sales Agreement with Integrated Design, Inc.(1)
        10.13 Agreement and Plan of Acquisition dated May 31, 2001 with Micro Sensor Technologies, Inc. (2)
        10.14 Patent License Agreement dated March 26, 2001, between Micro Sensor Technologies, Inc. and UT-Battelle, LLC (2)
        10.15 Consulting Agreement dated June 1, 2001, between Micro Sensor Technologies, Inc. and Dr. Thomas Thundat (2)
        10.16 Work for Others Agreement dated June 4, 2001, between UT-Battelle, LLC and Micro Sensor Technologies, Inc. (2)
        10.17   Form of Promissory Note, as amended (4)
        10.18   Lease for Sunrise Office. (4)
        10.19   2001 Equity Compensation Plan (3)
        10.20 Employment Agreement between the Company and Dore Scott Perler as of December 16, 2002(5)
        10.21 Employment Agreement between the Company and Andrew Goldrich as of December 16, 2002 (5)
        10.22 Employment Agreement between the Company and Shawn Tartaglia as of December 16, 2002(5)
        99.1    Certification of CEO dated April *, 2003 (5)
        99.2    Certification of CFO dated April *, 2003 (5)

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

        (4) Previously filed with Form 10-KSB

        (5) Filed herewith

B. REPORTS ON FORM 8-K:
The following reports on Form 8-K were filed during the last reporting year:
Form 8-K on August 28, 2002 disclosing a contract entered into with Federal Express, Inc., pursuant to Item 5 thereof.
Form 8-K on September 20, 2002 disclosing a change in accounting firm pursuant to Item 4 thereof.
Form 8-K on December 6, 2002 disclosing a contract entered into with American Airlines, Inc., pursuant to Item 5 thereof.

ITEM 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Sense Holdings, Inc.


                                       By: /s/ Dore Scott Perler
                                           ------------------------
                                           Dore Scott Perler, DIRECTOR,
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT


Date:   April 15, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Capacity                       Date


 /s/ Dore Scott Perler     Director, Chief Executive Officer      April 15, 2003
 ---------------------     and President (Principal Executive
 Dore Scott Perler         Officer)


 /s/ Andrew Goldrich       Chief Financial Officer and Director   April 15, 2003
 ---------------------     (Principal Financial and Accounting
 Andrew Goldrich           Officer)


 /s/ Shawn Tartaglia       Chief Technical Officer and Director   April 15, 2003
 ---------------------
 Shawn Tartaglia


 /s/ Julie Slater          Director                               April 15, 2003
 ---------------------
 Julie Slater

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sense Holdings, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Dore Scott Perler, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of Sense Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 15, 2003                      /s/ Dore Scott Perler
                                            -----------------------
                                   Name:    Dore Scott Perler
                                   Title:   Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sense Holdings, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Andrew Goldrich, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of Sense Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 15, 2003                      /s/ Andrew Goldrich
                                            -----------------------
                                   Name:    Andrew Goldrich
                                   Title:   Chief Financial Officer

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report ........................................    F-2

Consolidated Balance Sheet ..........................................    F-3

Consolidated Statements of Operations ...............................    F-4

Consolidated Statements of Stockholders' Equity .....................    F-5

Consolidated Statements of Cash Flows ...............................    F-6

Notes to Consolidated Financial Statements ..........................F-7 to F-21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Sense Holdings, Inc. and Subsidiary
Sunrise, Florida

We have audited the accompanying consolidated balance sheet of Sense Holdings, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sense Holdings, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants
New York, New York
March 24, 2003

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS

Current assets:
           Cash ...............................................     $   242,579
           Marketable securities ..............................         229,673
           Accounts receivable, net of allowance
                for doubtful accounts of $33,500 ..............          61,848
           Inventories ........................................         123,109
           Advances - shareholders ............................          68,722
           Prepaid expenses ...................................          13,888
           Other current assets ...............................          12,176
                                                                    -----------

           Total current assets ...............................         751,995

Property and equipment, net ...................................          20,599

License agreement, net ........................................         150,000
                                                                    -----------

           Total assets .......................................     $   922,594
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable ...................................     $    83,985
           Accrued expenses ...................................           7,700
                                                                    -----------

           Total current liabilities ..........................          91,685
                                                                    -----------

Stockholders' equity:
           Common stock, $.10 par value,
             40,000,000 shares authorized;
             16,656,905 shares issued and outstanding .........       1,665,690
           Additional paid-in capital .........................       5,487,363
           Deferred compensation ..............................          (4,048)
           Accumulated deficit ................................      (6,318,096)
                                                                    -----------

           Total stockholders' equity .........................         830,909
                                                                    -----------

           Total liabilities and stockholders' equity .........     $   922,594
                                                                    ===========

                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Years Ended December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------

Sales ............................................  $    145,363   $     69,569

Cost of goods sold ...............................        49,532         21,798
                                                    ------------   ------------

Gross profit .....................................        95,831         47,771
                                                    ------------   ------------

Operating expenses:
   Depreciation and amortization .................       112,620         65,262
   Research and development ......................       473,019        460,253
   Impairment of license agreement ...............       216,246              -
   General and administrative ....................     1,173,683      1,148,707
                                                    ------------   ------------
         Total operating expenses ................     1,975,568      1,674,222
                                                    ------------   ------------

Loss from operations .............................    (1,879,737)    (1,626,451)

Other income (expense):
   Gain on sale of securities ....................         4,538              -
   Interest expense, net .........................      (693,100)      (387,235)
   Unrealized loss on securities .................        (4,516)             -
                                                    ------------   ------------
        Total other income (expense) .............      (693,078)      (387,235)
                                                    ------------   ------------

Net loss .........................................  $ (2,572,815)  $ (2,013,686)
                                                    ============   ============


Net loss per common share - basic and diluted ....  $      (0.17)  $      (0.21)
                                                    ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...............    14,885,668      9,786,559
                                                    ============   ============

                 See notes to consolidated financial statements

                                             SENSE HOLDINGS, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Common Stock
                                           -------------------------   Additional                                   Total
                                            Number of                    Paid-in      Deferred     Accumulated  Stockholders'
                                             Shares        Amount        Capital     Compensation    Deficit       Equity
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000 ..............    6,510,636   $   651,063   $   925,110   $         -   $(1,731,595)  $  (155,422)

Issuance of common stock for services ...      886,500        88,650       331,191             -             -       419,841

Sale of common stock, net ...............    1,208,000       120,800       465,550             -             -       586,350

Issuance of common stock for services in
  connection with stock offering ........       56,000         5,600        (5,600)            -             -             -

Shares issued for acquisition ...........    2,000,000       200,000       560,000             -             -       760,000

Repurchase of common stock ..............       (3,000)         (300)       (1,288)            -             -        (1,588)

Issuance of common stock in connection
  with short term loan ..................      100,000        10,000       102,500             -             -       112,500

Issuance of common stock for services in
  connection with notes payable .........      105,000        10,500        49,035             -             -        59,535

Issuance of shares for notes payable ....    1,055,000       105,500       492,685             -             -       598,185

Options and warrants granted for services            -             -        47,998             -             -        47,998

Beneficial conversion of notes payable ..            -             -        70,000             -             -        70,000

Net loss ................................            -             -             -             -    (2,013,686)   (2,013,686)
                                           -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2001 ..............   11,918,136     1,191,813     3,037,181             -    (3,745,281)      483,713

Sale of comon stock, net ................    4,110,834       411,083     2,124,467             -             -     2,535,550

Issuance of common stock for services ...      305,435        30,544       184,265       (18,216)            -       196,593

Amortization of deferred compensation ...            -             -             -        14,168             -        14,168

Issuance of common stock for settlement .       15,000         1,500         5,400             -             -         6,900

Issuance of common stock in connection
  with note payable .....................       30,000         3,000        19,500             -             -        22,500

Shares issued for conversion of
  notes payable .........................      277,500        27,750       116,550             -             -       144,300

Net loss ................................            -             -             -             -    (2,572,815)   (2,572,815)
                                           -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2002 ..............   16,656,905   $ 1,665,690   $ 5,487,363   $    (4,048)  $(6,318,096)  $   830,909
                                           ===========   ===========   ===========   ===========   ===========   ===========

                                        See notes to consolidated financial statements

                                                             F-5

                                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      Years Ended December 31,
                                                                                    ---------------------------
                                                                                       2002            2001
                                                                                    -----------     -----------
Cash flows from operating activities:
         Net loss ..............................................................    $(2,572,815)    $(2,013,686)
         Adjustments to reconcile net loss to net cash used in operations:
              Depreciation and amortization ....................................        112,620          65,262
              Bad debt expense .................................................         13,500               -
              Impairment of license agreement ..................................        216,246               -
              Common stock issued for services .................................        210,761         419,841
              Common stock issued for in connection with note payable ..........         22,500               -
              Common stock issued for settlement ...............................          6,900               -
              Amortization of deferred financing costs .........................        568,844         284,421
              Common stock options and warrants granted ........................              -          47,998
              Common stock issued for interest .................................         51,800          70,312
              Gain on sale of investments ......................................         (4,538)              -
              Unrealized loss on investments ...................................          4,516               -

         Changes in assets and liabilities:
              Accounts receivable ..............................................        (26,480)         12,231
              Inventories ......................................................         (3,938)         (2,182)
              Prepaid expenses .................................................         87,783          55,828
              Other current assets .............................................        (11,876)         15,177
              Accounts payable and accrued expenses ............................       (169,387)         21,484
              Accrued Interest .................................................        (35,167)         35,167
                                                                                    -----------     -----------
                       Total adjustments .......................................      1,044,084       1,025,539
                                                                                    -----------     -----------
Net cash used in operating activities ..........................................     (1,528,731)       (988,147)
                                                                                    -----------     -----------
Cash flows from investing activities:
         Purchases of marketable securities ....................................     (4,941,464)              -
         Proceeds from sales of marketable securities ..........................      4,711,814               -
         Cash from acquisition .................................................              -         104,028
         Purchase of equipment .................................................        (20,504)              -
                                                                                    -----------     -----------
Net cash flows (used) provided by investing activities .........................       (250,154)        104,028
                                                                                    -----------     -----------
Cash flows from financing activities:
         Repayment of bank overdraft ...........................................              -          (4,162)
         Repayments of notes payable ...........................................       (962,500)       (150,000)
         Deferred financing costs paid .........................................              -        (125,545)
         Repayment of advances to shareholders .................................         10,000               -
         Advances to shareholders ..............................................         (2,500)        (35,022)
         Repurchase of common stock ............................................              -          (1,588)
         Proceeds from notes payable ...........................................              -       1,055,000
         Proceeds from the sale of common stock ................................      2,875,625         586,350
         Costs associated with sale of common stock ............................       (340,075)              -
                                                                                    -----------     -----------
Net cash flows from provided by financing activities ...........................      1,580,550       1,325,033
                                                                                    -----------     -----------

Net (decrease) increase in cash ................................................       (198,335)        440,914
Cash - beginning of year .......................................................        440,914               -
                                                                                    -----------     -----------
Cash - end of year .............................................................    $   242,579     $   440,914
                                                                                    ===========     ===========
Supplemental disclosure of cash flow information: Cash paid for:
         Interest ..............................................................    $   105,700     $         -
                                                                                    ===========     ===========
         Taxes .................................................................    $         -     $         -
                                                                                    ===========     ===========
     Non-cash investing and financing activities:
         Common stock issued in connection with acquisition, net of
           cash acquired .......................................................    $         -     $   655,972
                                                                                    ===========     ===========
         Common stock issued in connection with note payable ...................    $         -     $   770,220
                                                                                    ===========     ===========
         Deferred financing costs recorded for beneficial interest .............    $         -     $    70,000
                                                                                    ===========     ===========
         Common stock issued for conversion of notes payable ...................    $    92,500     $         -
                                                                                    ===========     ===========
                                 See notes to consolidated financial statements

                                                       F-6

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sense Technologies, Inc. ("Sense") was formed on July 13, 1998, to design, develop, manufacture and sell biometric security identification systems.

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

As discussed in Note 6 "Acquisition" on May 31, 2001 the Company acquired 100% of the outstanding stock of Micro Sensor Technologies, Inc. ("Micro Sensor") in exchange for 2,000,000 shares of the Company's common stock. The Company accounted for the acquisition using the purchase method of accounting and, accordingly, the operating results of Micro Sensor have been included in the consolidated financial statements since the date of acquisition.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material inter-company transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At December 31, 2002, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the estimated fair value. Net unrealized losses related to investments held for trading as of December 31, 2002, $4,516.

As of December 31, 2002, marketable securities consisted of U.S. Treasury Securities with a market value of $33,593 and Federal Agency Securities with a market value of $196,080.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

Inventories are stated at the lower of average cost or market and consists of raw materials and finished goods.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, marketable securities, receivables, inventories, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software. Research and development costs for the years ended December 31, 2002 and 2001 were $473,019 and $460,253, respectively.

LICENSE AGREEMENT

License agreement is stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of five years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors. For the years ended December 31, 2002 and 2001, amortization of the license agreement amounted to $107,196 and $62,530, respectively.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company maintains its cash balances at quality financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002, the Company's cash balances did not exceed the insured limits. The Company has not experienced

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CONCENTRATIONS OF CREDIT RISK, CONTINUED

any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2002, and, generally, does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No.143 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the years ended December 31, 2002 and 2001, the Company incurred losses from operations of $1,879,737 and $1,626,451, respectively. During the years ended December 31, 2002 and 2001, the Company had negative cash flows from operations in the amount of $1,528,731 and $988,147, respectively.

While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - INVENTORIES

At December 31, 2002 inventories consists of:

                            Raw materials   $ 18,453
                            Finished goods   104,656
                                            --------
                                            $123,109
                                            ========

NOTE 4 - RELATED PARTY TRANSACTIONS

Certain shareholders have received funds from the Company in the form of demand notes bearing no interest. During the periods ended December 31, 2002 and 2001 the Company advanced shareholders $2,500 and $35,022, respectively. During the same periods, the shareholders made repayments to the Company of $10,000 and $0, respectively. At December 31, 2002 and 2001, the balance on the amount owed to the Company was $68,722 and $76,222, respectively.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consisted of the following:

                                           Estimated life
                                           --------------

         Computer equipment                   5 years           $ 15,195
         Furniture and fixtures               7 years             19,104
         Less: Accumulated depreciation                          (13,700)
                                                                --------
                                                                $ 20,599
                                                                ========

For the years ended December 31, 2002 and 2001, depreciation expense amounted to $5,424 and $2,732, respectively

NOTE 6 - ACQUISITION

On May 31, 2001, the Company acquired 100% of the outstanding stock of Micro Sensor Technologies, Inc. ("Micro Sensor") in exchange for 2,000,000 shares of the Company's common stock. The Company accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Micro Sensor have been included in the Company's consolidated financial statements since the date of acquisition. The Company valued the shares exchanged at $0.38 per share, the fair value at the acquisition date, or $760,000. The purchase price exceeded the fair value of assets acquired by $535,972. The excess has been recorded as a license agreement and is being amortized on a straight-line basis over five years.

Management determined that, as of December 31, 2002, a write-down of the license agreement related to the acquisition of Micro Sensor was necessary as the Company's projections of future operating results indicated impairment. Based on such projections and other analysis the Company took an impairment charge of $216,246 related to the Micro Sensor license agreement. This amount is included in the statement of operations under "Impairment of license agreement." The license agreement remaining as of December 31, 2002, totaled $150,000. The remaining $150,000 is estimated based on the fact that development of a commercially viable version of the licensed product is on-going and that there is a market for such ordnance detection devices.

NOTE 7 - NOTES PAYABLE

On August 31, 2001, the Company issued promissory notes in the amount of $1,055,000 in connection with a private placement. The notes bear interest at 10% per annum. In November 2001, the note agreements were amended. The maturity date of the notes was extended from an original maturity date of March 1, 2002 to September 1, 2002. Additionally, each note payable is convertible into common stock at a conversion price of $.75 per share or an aggregate of 1,406,661 shares of common stock. For the year ended December 31, 2001, $35,167 has been charged to interest expense. The beneficial conversion feature present in the issuance of the promissory notes as determined on the date of issuance of the Company's common stock totaled $70,000. This amount was recorded as deferred financing costs and amortized over the life of the notes. For the years ended December 31, 2002 and 2001, $46,667 and $23,333, respectively, was charged to interest expense.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - NOTES PAYABLE, CONTINUED

In September 2002, the Company's outstanding notes payable of $1,055,000 along with accrued interest of $105,000 was retired with a cash payment of $1,068,200 and the issuance of 277,500 shares of its common stock at $.52 per share. The Company recorded additional interest expense of $51,800 in connection with the conversion of a portion of the notes principal balance.

NOTE 8 - COMMITMENTS

OPERATING LEASE

The Company leases office space under an operating lease commencing March 1, 2002. The lease terminates on February 28, 2005.

At December 31, 2002, minimum rental commitments are as follow:

                                 2003  $39,753
                                 2004   41,741
                                 2005    7,305
                                       -------

                                       $88,799
                                       =======

For the years ended December 31, 2002 and 2001 rent expense was $56,688 and $15,369, respectively.

LICENSE AGREEMENT

On August 27, 2001, the Company entered into a license agreement with a software development company. Under the terms of the agreement, the Company, has been granted a non-exclusive, non-transferable right to incorporate, use, copy, reproduce, market, sell, and distribute the software company's technology in its identification systems. The agreement expires on August 31, 2004 and may be renewed for an additional year. The Company paid an initial transfer fee of $25,000 and is required to pay an annual maintenance fee of $15,300. In addition, the Company is required to pay royalty fees in the amount of between $10.00 and $25.00 per system sold, depending on the quarterly volume. Under the terms of the original agreement the Company was required to pay a minimum quarterly royalty fee of $25,000 beginning in 2003. In December 2002, both parties agreed to amend the agreement and reduced the required minimum quarterly royalty fee to $5,000 beginning in 2003.

NOTE 9 - EMPLOYMENT AGREEMENTS

In December 2002 the Company entered into two year employment agreements with its Chief Executive Officer, Chief Financial Officer and Chief Technology Officer. In the event of involuntary termination without cause or disability each executive would be entitled to the following compensation for the succeeding 24 months following the date of termination:

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - EMPLOYMENT AGREEMENTS,CONTINUED

         i) Two hundred (200%) percent of the executive's base compensation in effect on the date of the employment termination; plus

         ii) Two hundred (200%) percent of the executive's annual incentive bonus earned on a quarterly basis as of the date of the termination, assuming the executive was employed on the last day of the quarter in which termination of employment occurred.

In the event the executive is terminated for "cause" the executive will be entitled to any unpaid salary through the date of termination and deferred compensation will be forfeited. In the event there is a "Change in Control" the Company will be required to pay the executive a lump sum equal to 299% of the executive's base compensation in effect on the date of employment plus 299% of the executive's prior year incentive bonus. The executive may, at their discretion, elect to terminate the contract by giving the Board 90 days written notice and the executive would not be entitled to severance benefits.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

                                            Year Ended           Year Ended
                                         December 31, 2002    December 31, 2001
                                         -----------------    -----------------
Tax benefit computed at statutory rate       $(874,700)           $(740,600)
Permanent differences ................         204,000              258,000
Temporary differences ................           6,100                    -
State income taxes, net of benefit ...         (66,400)             (44,400)
Income tax benefit not utilized ......         731,000              527,000
                                             ---------            ---------
Net income tax benefit ...............       $       -            $       -
                                             =========            =========

The Company has a net operating loss carry forward for tax purposes totaling approximately $4,300,000 at December 31, 2002, expiring through the year 2021. Such amounts would be subject to the limitations under Section 382 of the Internal Revenue Code relating to changes in ownership.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - INCOME TAXES, CONTINUED

Listed below are the tax effects of the items related to the Company's net tax asset:

                                                  December 31,      December 31,
                                                      2002              2001
                                                  ------------      ------------
Tax benefit of net operating loss carryforward    $ 1,483,000       $   938,000
Valuation Allowance ..........................     (1,483,000)         (938,000)
                                                  -----------       -----------
Net deferred tax asset recorded ..............    $         -       $         -
                                                  ===========       ===========

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2002 and 2001, due to the uncertainty of realizing the deferred income tax assets.

NOTE 11 - STOCKHOLDERS' EQUITY

COMMON STOCK

During 2001, the Company issued 886,500 of its common shares to consultants and employees for services rendered. The shares were valued at the fair value on the date of the issuance which were at prices ranging from $.39 to $.75. For the year ended December 31, 2001, the Company recorded compensation expense of $300,420 and professional fees of $119,421.

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

In connection with a loan payable dated August 15, 2000, the Company agreed to issue 100,000 shares of the Company's restricted common stock to the holder of the loan at the end of the loan, which was due on August 15, 2001. The common shares to be issued were valued on the loan date at the fair market value of $1.12 per share for an aggregate of $112,500. Accordingly, as of December 31, 2000, the Company accrued $42,188 in interest expense in connection with these

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK (CONTINUED)

shares to be issued. In May 2001, the Company issued these shares and recorded additional interest expense of $70,312 related to these shares.

On August 31, 2001, in connection with a promissory note, the Company issued 1,055,000 shares of common stock. The stock was issued having a fair market value on the date that the funds were received of $598,185. The amount was recorded as common stock and deferred financing costs, which are being amortized over the life of the notes. For the years ended December 31, 2002, and 2001, $398,790 and $199,395, respectively, was charged to interest expense.

Additionally, in connection with the offering, the Company issued to an investment banker for services provided in relation to securing the proceeds of this offering, 105,000 shares of its common stock and paid other fees of $125,545. The shares were valued $.57 per share, the fair value on the date of the issuance, or $59,535. The Company has recorded the total amount of $185,080 as deferred financing costs and is amortizing the costs over the life of the notes. For the years ended December 31, 2002 and 2001, $123,387 and $61,693, respectively, has been charged to interest expense.

On January 30, 2002, the shareholders of the Company approved an increase in the number of authorized shares to 40,000,000.

During the year ended December 31, 2002, the Company issued 305,435 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.31 to $.97. The Company recorded an expense of $196,593 and deferred compensation of $18,216. At December 31, 2002 the balance remaining of deferred compensation was $4,048.

On March 1, 2002, the Company raised $2,625,625 through a private placement of 70 units ($37,500 per unit), each unit consisting of 50,000 shares of the Company's common stock and 50,000 common stock warrants exercisable at $1.25 per share with an expiration date of five years from the date of closing. The Company incurred costs of $315,075 associated with the sale of the units.

In October 2002, the Company raised $250,000 through a private placement of 610,000 shares to two accredited investors. In addition the Company issued 305,000 common stock purchase warrants exercisable at $.50 per share with an expiration date of five years from the date of closing. The Company incurred costs of $25,000 associated with the sale of the shares.

During the year ended December 31, 2002, the Company issued 30,000 shares at a price of $.75 per share, the fair value at the date of issuance, in connection with a note payable issued in November 2001. The Company recorded interest expense in the amount of $22,500 in connection with this transaction.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK, CONTINUED

A former employee of the Company was issued 15,000 shares of common stock from the company's 2001 Equity Compensation Plan as settlement of a contractual dispute. An expense in the amount of $6,900 was recorded in connection with the settlement.

COMMON STOCK OPTION AND WARRANTS

1999 STOCK OPTION PLAN

On July 19, 1999, the board of directors adopted the Company's 1999 Stock Option Plan (the "1999 Plan"). The company has reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The 1999 stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the 1999 stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of the options granted under the 1999 stock option plan may not exceed ten years (five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock). The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock at the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As December 31, 2002, the Company has granted 1,500,000 options under the 1999 stock option plan.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK OPTION AND WARRANTS, CONTINUED

2001 EQUITY COMPENSATION PLAN, CONTINUED

The Plan will be administered by the Company's board of directors or a committee appointed by the board.

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

The term of the options granted under the 2001 Plan may not exceed ten years (five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock). The exercise price for incentive stock options may be equal to or greater than the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock at the date of the grant. In the case of an option granted that qualifies as performance based compensation, the exercise price may not be less than 100% of the fair market value of the Company's stock on the date of grant. The exercise price for non-qualified options granted to non-employee directors, shall equal 100% of the fair market value of the Company's common stock at the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2002, the Company has granted 951,333 options under the 2001 stock option plan.

During 2001, the Company granted options to purchase 1,385,000 shares of common stock to certain employees of the Company under the 1999 Plan and 537,500 shares under the 2001 Plan. The options are exercisable at per share prices ranging from $.39 to $.50 per share and $.63 to $.69 per share, respectively, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

During 2001, the Company granted options to purchase 100,000 shares of common stock to consultants of the Company under the 1999 Plan and 13,000 shares under the 2001 Plan. The options are exercisable at a price of $.39 per share and $.63 per share, respectively, which was the fair market value of the common stock at the grant date. Consulting expense in the amount of $22,348 was recorded for the year ended December 31, 2001 relating to these options.

During 2002, the Company granted options to purchase 50,000 shares of common stock to certain employees of the Company under the 1999 Plan and 505,000 shares under the 2001 Plan. The options expire in two or three years from the grant date. The options are exercisable at per share prices ranging from $.45 to $.75 per share and $.45 to $.86 per share, respectively, which was the

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK OPTION AND WARRANTS, CONTINUED

fair value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

In September 2002, the Company canceled 139,167 options that were not exercised prior to expiration or termination of employment from employees.

The per-share weighted average exercise price of stock options granted during 2002 and 2001 was $0.78 and $0.51, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                                2002         2001
                                                ----         ----
     Expected dividend yield                      0%           0%
     Risk-free interest rate                    4.0%         5.0%
     Annualized volatility                      108%       54%-105%
     Expected life, in years                    2-5          2-5

Stock option activity for the years ended December 31, 2002 and 2001 is summarized as follows:
                                         Number of    Weighted average
                                          shares       exercise price
                                        ----------     --------------
Outstanding at December 31, 2000                 -         $   -
    Granted ....................         2,035,500          0.51
    Exercised ..................                 -             -
    Canceled ...................                 -             -
                                        ----------         -----

Outstanding at December 31, 2001         2,035,500          0.51
    Granted ....................           555,000          0.78
    Exercised ..................                 -          0.00
    Canceled ...................          (139,167)          .51
                                        ----------         -----

Outstanding at December 31, 2002         2,451,333         $0.57
                                        ==========         =====

The following table summarizes the Company's stock options outstanding at December 31, 2002:

                              Options outstanding and exercisable
                              ------------------------------------
                                            Weighted      Weighted
                                             average      average
         Range of                           remaining     exercise
      exercise price           Number         life         price
      ---------------         ---------     ---------     --------
      $     0.39-0.50         1,500,000       1.56        $ 0.45
      $     0.57-0.69           486,333       3.43          0.63
      $     0.75-0.86           465,000       4.11          0.83
                              ---------
                              2,451,333
                              =========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK OPTION AND WARRANTS, CONTINUED

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:

                                               Years Ended December 31,
                                                2002              2001
                                           -------------     -------------
Net (loss):
 As reported ..........................    $  (2,343,069)    $  (2,013,686)
 Pro forma ............................       (2,668,519)       (2,464,796)

Diluted income (loss) per common share:
 As reported ..........................    $       (0.16)    $       (0.21)
 Pro forma ............................            (0.18)            (0.25)

On March 28, 2001, the Company granted 654,000 common stock purchase warrants through a private placement. The warrants are exercisable at prices ranging from $.50 to $1.50 per share. In addition, the Company issued to a consultant that provided services in relation to securing the proceeds of this offering, 627,500 common stock purchase warrants exercisable at $0.50 per share which was the fair market value of the common stock at that date. Consulting expense in the amount of $25,650 was recorded for the year ended December 31, 2001.

During the year ended December 31, 2002 the Company granted 4,721,090 common stock purchase warrants through a private placement. The warrants are exercisable at prices ranging from $.50 to $1.50 per share.

During the year ended December 31, 2002 the Company canceled 50,000 common stock purchase warrants that were not exercised prior to expiration or termination of employment.

Stock warrant activity for the years ended December 31, 2002 and 2001 is summarized as follows:

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK OPTION AND WARRANTS, CONTINUED

                                         Number of    Weighted average
                                          shares       exercise price
                                        ----------     --------------
Outstanding at December 31, 2000                 -         $   -
    Granted ....................         1,281,500          0.98
    Exercised ..................                 -             -
    Canceled ...................                 -             -
                                        ----------         -----

Outstanding at December 31, 2001         1,281,500          0.98
    Granted ....................         4,721,090          1.19
    Exercised ..................                 -          0.00
    Canceled ...................           (50,000)         0.98
                                        ----------         -----

Outstanding at December 31, 2002         5,952,590         $0.99
                                        ==========         =====

The following table summarizes the Company's stock warrants outstanding at December 31, 2002:

                              Options outstanding and exercisable
                              ------------------------------------
                                            Weighted      Weighted
                                             average      average
         Range of                           remaining     exercise
      exercise price           Number         life         price
      ---------------         ---------     ---------     --------
      $          0.50           981,300       3.87          0.50
      $     1.25-1.50         4,971,290       4.07          1.28
                              ---------
                              5,952,590
                              =========

NOTE 12 - SUBSEQUENT EVENTS

In January 2003 the Company granted 10,000 shares of the Company's common stock to a consultant in consideration for services rendered during the month of December 2002.

In February and March 2003 the Company granted 10,000 and 10,250 shares, respectively, of the Company's common stock to a consultant in consideration for services rendered during the months of January and February 2003.

Subsequent to the balance sheet date, the Company is attempting to raise additional capital, from accredited investors, under a private placement memorandum of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.35 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 1, 2003. As of the date of the report no units had been sold and no funds had been received in connection with this offering.