Form 10QSB
period 2003-03-31
SENSE HOLDINGS INC
filed 2003-05-20
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2003
                                            --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________


                        Commission file number 333-87293
                                               ---------

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


                         4503 NW 103RD AVENUE, SUITE 200
                                SUNRISE, FL 33351
                                -----------------
               (Address of Principal Executive Offices) (Zip Code)


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

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 16,672,155 shares of Common Stock as of March 31, 2003.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION ................................................2

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 2003 (unaudited) ..............2

         Consolidated Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2003 and 2002 .................................3

         Consolidated Statements of Cash Flow (unaudited) for the
         Three Months Ended March 31, 2003 and 2002 ...........................4

         Notes to Consolidated Financial Statements .........................5-6

Item 2.  Management's Discussion and Analysis or Plan of Operations .........7-9

Item 3.  Controls and Procedures ...........................................9-10


PART II  OTHER INFORMATION ...................................................10

Item 1.  Legal Proceedings ...................................................10

Item 2.  Changes in Securities and Use of Proceeds ...........................10

Item 3.  Defaults Upon Senior Securities .....................................10

Item 4.  Submission of Matter to a Vote of Security Holders ..................10

Item 5.  Other Information

Item 6.  Exhibits and reports on Form 8-K ....................................10

Certifications and Signatures .............................................11-13

Part I   FINANCIAL INFORMATION

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2003


                                     ASSETS
Current assets:
        Cash .....................................................  $   203,818
        Marketable securities ....................................       31,216
        Accounts receivable, net of allowance
             for doubtful accounts of $25,880 ....................      195,926
        Inventories ..............................................      101,402
        Advances - shareholders ..................................       68,722
        Prepaid expenses .........................................       21,805
        Other current assets .....................................       12,177
                                                                    -----------

        Total current assets .....................................      635,066

Property and equipment, net ......................................       20,483

License agreement, net ...........................................      139,024
                                                                    -----------

        Total assets .............................................  $   794,573
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable .........................................  $    97,240
        Accrued expenses .........................................        2,420
        Deferred revenue .........................................        7,500
                                                                    -----------

        Total current liabilities ................................      107,160
                                                                    -----------

Stockholders' equity:
        Common stock, $.10 par value,
          40,000,000 shares authorized;
          16,672,155 shares issued and outstanding ...............    1,667,215
        Additional paid-in capital ...............................    5,496,706
        Accumulated deficit ......................................   (6,476,508)
                                                                    -----------

        Total stockholders' equity ...............................      687,413
                                                                    -----------

        Total liabilities and stockholders' equity ...............  $   794,573
                                                                    ===========

                 See notes to consolidated financial statements

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2003            2002
                                                    ------------   ------------

Sales ............................................  $    213,466   $     42,045

Cost of goods sold ...............................        90,450         13,034
                                                    ------------   ------------

Gross profit .....................................       123,016         29,011
                                                    ------------   ------------

Operating expenses:
   Depreciation and amortization .................        12,482        231,629
   Research and development ......................        64,339        120,000
   General and administrative ....................       196,161        235,719
                                                    ------------   ------------
         Total operating expenses ................       272,982        587,348
                                                    ------------   ------------

Loss from operations .............................      (149,966)      (558,337)

Other income (expense):
   Loss on sale of securities ....................        (7,931)             -
   Interest income (expense), net ................         1,655       (247,513)
   Unrealized loss on securities .................        (2,170)             -
                                                    ------------   ------------
        Total other income (expense) .............        (8,446)      (247,513)
                                                    ------------   ------------

Net loss .........................................  $   (158,412)  $   (805,850)
                                                    ============   ============


Net loss per common share - basic and diluted ....  $      (0.01)  $      (0.06)
                                                    ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...............    16,666,905     12,864,206
                                                    ============   ============

                See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           2003         2002
                                                        ---------   -----------
Cash flows from operating activities:
   Net loss ..........................................  $(158,412)  $  (805,850)
   Adjustments to reconcile net loss to
     net cash used in operations:
       Depreciation and amortization .................     12,482       231,629
       Common stock issued for services ..............     10,868        92,188
       Amortization of deferred compensation .........      4,048             -
       Loss on sale of investments ...................      7,931             -
       Unrealized loss on investments ................      2,170             -

   Changes in assets and liabilities:
       Accounts receivable ...........................   (126,458)        8,102
       Allowance for doubtful accounts ...............     (7,620)            -
       Inventories ...................................     21,707         9,384
       Prepaid expenses ..............................     (7,917)       87,880
       Accounts payable and accrued expenses .........      7,974       (91,360)
       Deferred revenue ..............................      7,500             -
       Accrued Interest ..............................          -        26,375
                                                        ---------   -----------
           Total adjustments .........................    (67,315)      364,198
                                                        ---------   -----------
Net cash used in operating activities ................   (225,727)     (441,652)
                                                        ---------   -----------
Cash flows from investing activities:
   Purchases of marketable securities ................    (24,433)            -
   Proceeds from sales of marketable securities ......    212,789             -
   Purchase of equipment .............................     (1,390)      (17,935)
                                                        ---------   -----------
Net cash flows provided (used) by investing activities    186,966       (17,935)
                                                        ---------   -----------
Cash flows from financing activities:
   Advances to shareholders ..........................          -        (7,000)
   Proceeds from the sale of common stock ............          -     2,625,625
   Costs associated with sale of common stock ........          -      (315,075)
                                                        ---------   -----------
Net cash flows provided by financing activities ......          -     2,303,550
                                                        ---------   -----------

Net (decrease) increase in cash ......................    (38,761)    1,843,963

Cash - beginning of period ...........................    242,579       440,914
                                                        ---------   -----------
Cash - end of period .................................  $ 203,818   $ 2,284,877
                                                        =========   ===========
Supplemental disclosure of cash flow information:
   Cash paid for:
       Interest ......................................  $     428   $         -
                                                        =========   ===========
       Taxes .........................................  $       -   $         -
                                                        =========   ===========

                See notes to consolidated financial statements.

                      SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

NOTE 2 - STOCKHOLDERS' EQUITY

During the period ended March 31, 2003, the Company issued 30,250 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.27 to $.42. The Company recorded an expense of $10,868.

During the quarter ended March 31, 2003 the Company canceled 15,000 shares of stock that were returned to the Company by a former employee in connection with a settlement agreement dated November 2002.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - MAJOR CUSTOMERS

Substantially all of the sales during the period ended March 31, 2003, were derived from three customers. These same three customers accounted for 63% of the outstanding accounts receivable at March 31, 2003.

NOTE 4 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $6,476,508 and has cash used in operations of $225,727 for the three months ended March 31, 2003. The Company's ability to continue as a going concern is dependent on achieving profitable operations and additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the first quarter the Company issued 11,000 common shares for professional services rendered during March of 2003. The amount was included in accrued expenses as of March 31, 2003.

Subsequent to the first quarter the Company is currently attempting to raise additional capital, from accredited investors, under a private placement memorandum of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.35 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 1, 2003. To date, the Company has received funds in the amount of $250,000 in connection with the private placement.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following management's discussion and analysis describes the principal factors affecting the results of operations of Sense Holdings, Inc. This discussion should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-KSB for the year ended December 31, 2002, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. The key factors that affect our operating results include the sales of our biometric systems; market acceptance of the technology; mix of services and goods purchased by our customers; the prices we obtain for our services; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, and cost of goods; and our ability to match operating costs to changing demand for our goods and services.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements.

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

The Company recognizes revenues as units of its products that are shipped to its customers or as services have been completed.

Marketable Securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At March 31, 2003, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statements of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated market value.

Inventory is stated at the lower of average cost or market and consists of raw materials and finished goods.

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.

RESULTS OF OPERATIONS - JANUARY 1, 2002 - MARCH 31, 2002 (UNAUDITED)

REVENUES

For the quarter ended March 31, 2002, we generated revenues of $42,045. The cost of goods sold was $13,034 resulting in a gross profit of $29,011 and a gross profit percentage of 69% for the quarter ended.

OPERATING EXPENSES

Operating expenses were $587,348 for the quarter ended. These expenses consisted of general and administrative expenses of $235,719, research and development expenses of $120,000 consisting of salaries of computer hardware and software developers, and depreciation and amortization of $231,629, additionally the Company incurred $247,513 of interest expense related to outstanding promissory notes. Revenues verses Operating Expenses resulted in a loss per share of $.06 for the reporting period.

RESULTS OF OPERATIONS - JANUARY 1, 2003 - MARCH 31, 2003 (UNAUDITED)

REVENUES

For the quarter ended March 31, 2003, we generated revenues of $ 213,466. The cost of goods sold was $ 90,450 resulting in a gross profit of $ 123,016 and a gross profit percentage of 58% for the quarter ended. The increase in revenues was a result of Sense Holdings, Inc.'s initial shipments of biometric solutions to two major clients previously disclosed in 8K filing on August 28th and December 6th of 2002, under their respective master purchase agreements. Sense Holdings, Inc., delivered more goods and services during the quarter ending March 31, 2003, than any other previously reported quarter. There was a decrease in the gross profit percentage of 16% as larger volume orders required goods to be offered at lower margins.

OPERATING EXPENSE

Operating expenses were $ 272,982 for the quarter ended. These expenses consisted of general and administrative expenses of $ 196,161, research and development expenses of $ 64,339 consisting of salaries of computer hardware and software developers, and depreciation and amortization of $ 12,482. The decrease in our operating expenses of $ 39,558 from the same quarter in the preceding year can be attributed to a decrease in several areas of operating expenses including salaries, non-cash compensation and amortization of the license. As a result of the above, the Company incurred a net loss per share of $.01 for the reporting period. The decrease in our loss per share from $.06 per share in the quarter ending March 31, 2002 to $.01 for the quarter ending March 31, 2003 represents an 83 % decrease from the same quarter in the preceding year and can be attributed to the control of operating expenses, an increase in revenues and a decrease in interest expense incurred by the Company.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

We have financed our growth and cash requirements through the sale of our common stock and stock purchase warrants through a private placement. We do not have any material commitments for capital expenditures.

Cash used in operations for the three months ended March 31, 2003, was $ 225,727 attributable to a net loss of $ 158,412. The net loss was further comprised of a decrease in inventory of $21,707, an increase of prepaid expenses of $ 7,917, the issuance of common stock for services of $ 10,868, and was offset by an increase in accounts receivable of $ 126,458, a decrease in accounts payable $7,974 and non-cash depreciation and amortization of $ 12,482.

Cash flows provided by investing activities was $186,966 and was attributed to the proceeds from the sales of marketable securities offset by the purchase of additional marketable securities.

Based upon purchase orders we have on hand, and anticipated future product sales, and cash on hand we believe that we will need to raise additional capital to meet all of our financial requirements over the next 12 months. We are currently engaged in efforts to secure a bridge loan and equity financing to meet our capital needs. Should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to continue to meet our operating needs. Additional funding may not be available to us on acceptable terms.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to obtain adequate additional financing; financial failure of the company's customers; failure to collect accounts receivables in a timely manner; failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency fluctuations and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2003, the Company issued 30,250 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.27 to $.42. The Company recorded an expense of $10,868. Each of the consultants or professionals rendering services were accredited or otherwise sophisticated investors, had access to all the Company's financials and business plans, and could sustain the loss of their entire investment related to their commitment of time for services rendered. Accordingly, the issuances were exempt from registration under 4(2) of the Securities Act of 1933.

During the quarter ended March 31, 2003 the Company canceled 15,000 shares of stock that were returned to the Company by a former employee in connection with a settlement agreement dated November 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         99.1     Certification of Chief Executive Officer

         99.2     Certification of Chief Financial Officer

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENSE HOLDINGS, INC. AND SUBSIDIARIES


          Date:    May 20, 2003         By: /s/Dore Scott Perler
                                            --------------------
                                            Dore Scott Perler
                                            Chief Executive Officer,
                                            President and Director
                                            (Principal Executive Officer)



          Date:    May 20, 2003         By: /s/Andrew Goldrich
                                            ---------------
                                            Andrew Goldrich
                                            Chief Financial Officer,
                                            Vice President and Director
                                            (Principal Accounting Officer)

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sense Holdings, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Dore Scott Perler, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 20, 2003                      /s/Dore Scott Perler
                                        Name:  Dore Scott Perler
                                        Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sense Holdings, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Andrew Goldrich, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 20, 2003                      /s/Andrew Goldrich
                                        Name:  Andrew Goldrich
                                        Title: Chief Financial Officer