Form 10QSB
period 2003-06-30
SENSE HOLDINGS INC
filed 2003-08-19
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


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


                         4503 NW 103RD AVENUE, SUITE 200
                                SUNRISE, FL 33351
                         -------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 726-1422
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 16,805,155 shares of Common Stock as of June 30, 2003.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION ................................................2

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - June 30, 2003 (unaudited) ...............2

         Consolidated Statements of Operations (unaudited) for the Three
         And Six Months Ended June 30, 2003 and 2002...........................3

         Consolidated Statements of Cash Flow (unaudited) for the
         Six Months Ended June 30, 2003 and 2002 ..............................4

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

Item 3.  Controls and Procedures ...........................................9-10


PART II  OTHER INFORMATION ...................................................10

Item 1.  Legal Proceedings ...................................................10

Item 2.  Changes in Securities and Use of Proceeds ...........................10

Item 3.  Defaults Upon Senior Securities .....................................11

Item 4.  Submission of Matter to a Vote of Security Holders ..................11

Item 5.  Other Information ...................................................11

Item 6.  Exhibits and reports on Form 8-K ....................................11

Signatures ...................................................................12

                          PART I FINANCIAL INFORMATION

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                  JUNE 30, 2003


                                     ASSETS
Current assets:
    Cash .........................................................  $   327,685
    Marketable securities ........................................       81,242
    Accounts receivable, net of allowance
         for doubtful accounts of $13,419 ........................      196,547
    Inventories ..................................................      104,626
    Advances - shareholders ......................................       68,722
    Prepaid expenses .............................................        9,722
    Other current assets .........................................        9,807
                                                                    -----------

    Total current assets .........................................      798,351

Property and equipment, net ......................................       43,977

License agreement, net ...........................................      128,048
                                                                    -----------

    Total assets .................................................  $   970,376
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................  $   151,752
    Accrued expenses .............................................        4,300
    Notes payable ................................................      475,000
                                                                    -----------

    Total current liabilities ....................................      631,052
                                                                    -----------

Stockholders' equity:
    Common stock, $.10 par value, 40,000,000 shares authorized;
      16,805,155 shares issued and outstanding ...................    1,680,516
    Additional paid-in capital ...................................    5,509,336
    Accumulated deficit ..........................................   (6,850,528)
                                                                    -----------

    Total stockholders' equity ...................................      339,324
                                                                    -----------

    Total liabilities and stockholders' equity ...................  $   970,376
                                                                    ===========

                 See notes to consolidated financial statements.

                                SENSE HOLDINGS, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (UNAUDITED)

                                         Three Months Ended June 30,    Six Months Ended June 30,
                                         ---------------------------   ---------------------------
                                             2003           2002           2003           2002
                                         ------------   ------------   ------------   ------------
Sales .................................  $     57,596   $     25,964   $    271,062   $     68,009

Cost of goods sold ....................        21,450          9,587        111,900         22,621
                                         ------------   ------------   ------------   ------------

Gross profit ..........................        36,146         16,377        159,162         45,388
                                         ------------   ------------   ------------   ------------

Operating expenses:
   Depreciation and amortization ......        12,482         28,299         24,964         56,535
   Research and development ...........        77,757        120,000        142,096        240,000
   General and administrative .........       313,941        190,480        515,370        629,592
                                         ------------   ------------   ------------   ------------
         Total operating expenses .....       404,180        338,779        682,430        926,127
                                         ------------   ------------   ------------   ------------

Loss from operations ..................      (368,034)      (322,402)      (523,268)      (880,739)

Other income (expense):
   Loss on sale of securities .........        (2,687)             -        (10,618)             -
   Interest income (expense), net .....        (4,331)      (245,057)         2,592       (492,570)
   Unrealized gain (loss) on securities         1,033              -         (1,137)             -
                                         ------------   ------------   ------------   ------------
        Total other income (expense) ..        (5,985)      (245,057)        (9,163)      (492,570)
                                         ------------   ------------   ------------   ------------

Net loss ..............................  $   (374,019)  $   (567,459)  $   (532,431)  $ (1,373,309)
                                         ============   ============   ============   ============
Net loss per common share
   - basic and diluted ................  $      (0.02)  $      (0.04)  $      (0.03)  $      (0.10)
                                         ============   ============   ============   ============
Weighted average number of shares
   outstanding - basic and diluted ....    16,720,155     15,582,175     16,693,530     14,034,467
                                         ============   ============   ============   ============

                          See notes to consolidated financial statements.

                                                 3

                                SENSE HOLDINGS, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)
                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            2003          2002
                                                                         ---------     -----------
Cash flows from operating activities:
    Net loss ........................................................    $(532,431)    $(1,373,309)
    Adjustments to reconcile net loss to net cash used in operations:
         Depreciation and amortization ..............................       24,964         506,204
         Common stock issued for services ...........................       36,799         145,962
         Amortization of deferred compensation ......................        4,048               -
         Loss on sale of investments ................................       10,618               -
         Unrealized loss on investments .............................        1,137               -

    Changes in assets and liabilities:
         Accounts receivable ........................................     (114,618)         (4,015)
         Allowance for doubtful accounts ............................      (20,081)              -
         Inventories ................................................       18,482         (23,348)
         Prepaid expenses ...........................................        4,166          93,788
         Other assets ...............................................        2,369               -
         Accounts payable and accrued expenses ......................       67,767        (173,236)
         Accrued expenses ...........................................       (7,700)              -
         Accrued interest ...........................................        4,300          52,750
                                                                         ---------     -----------
                             Total adjustments ......................       32,251         598,105
                                                                         ---------     -----------

Net cash used in operating activities ...............................     (500,180)       (775,204)
                                                                         ---------     -----------
Cash flows from investing activities:
    Purchases of marketable securities ..............................     (149,550)              -
    Proceeds from sales of marketable securities ....................      286,226               -
    Purchase of equipment and software ..............................      (26,390)        (20,505)
                                                                         ---------     -----------
Net cash flows provided (used) by investing activities ..............      110,286         (20,505)
                                                                         ---------     -----------

Cash flows from financing activities:
    Advances to shareholders ........................................            -         (18,000)
    Proceeds from notes payable .....................................      475,000               -
    Proceeds from the sale of common stock ..........................            -       2,625,625
    Costs associated with sale of common stock ......................            -        (315,075)
                                                                         ---------     -----------
Net cash flows provided by financing activities .....................      475,000       2,292,550
                                                                         ---------     -----------

Net (decrease) increase in cash .....................................       85,106       1,496,841

Cash - beginning of period ..........................................      242,579         440,914
                                                                         ---------     -----------

Cash - end of period ................................................    $ 327,685     $ 1,937,755
                                                                         =========     ===========

                          See notes to consolidated financial statements.

                                                 4

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

NOTE 2 - STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2003, the Company issued 30,250 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.27 to $.42. The Company recorded an expense of $10,868.

During the quarter ended March 31, 2003 the Company canceled 15,000 shares of stock that were returned to the Company by a former employee in connection with a settlement agreement dated November 2002.

During the quarter ended June 30, 2003 the Company issued 133,000 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.19 to $.22. The Company recorded an expense of $25,930.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - MAJOR CUSTOMERS

Substantially all of the sales during the six months ended June 30, 2003, were derived from three customers. These same three customers accounted for 52% of the outstanding accounts receivable at June 30, 2003.

NOTE 4 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $6,850,528 and has cash used in operations of $500,180 for the six months ended June 30, 2003. The Company's ability to continue as a going concern is dependent on achieving profitable operations and additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - NOTES PAYABLE

During the three months ended June 30, 2003 the Company raised additional capital, from accredited investors, under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.35 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 1, 2003. As of June 30, 2003, the Company received funds in the amount of $475,000 in connection with the private placement and has issued 237,500 in purchase warrants. The Company has accrued interest in the amount of $4,300 in connection with the notes.

Subsequent Event

Subsequent to the balance sheet date the Company raised an additional $275,000 and issued an additional 137,500 common stock purchase warrants under the terms of the private placement. On August 12, 2003 the Company amended the private placement and reduced the exercise price of the warrants to $.16 per share. All other terms of the offering remained in effect. As the Company raised the maximum amount of funds as described the private placement, the offering was closed on August 12, 2003.

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

Marketable Securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At June 30, 2003, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statements of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated market value.

Inventory is stated at the lower of average cost or market and consists of raw materials and finished goods.

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.

RESULTS OF OPERATIONS
SIX MONTHS ENDING JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

REVENUES

For the six months ended June 30, 2003, we generated revenues of $271,062. The cost of goods sold was $111,900 resulting in a gross profit of $159,162 and a gross profit percentage of 59% for the six months ending. This is compared to the six months ended June 30, 2002 where we generated revenues of $68,009. The cost of goods sold was $22,621 resulting in a gross profit of $45,388 and a gross profit percentage of 68% for the six months ending. The increase in revenues generated was $203,053 or an increase of 299 %. The increase is mainly attributed to three major clients purchasing our goods and services. Two of the major clients are beginning to purchase under their respective master purchase agreements after initial pilot installations. The decrease in gross profit percentage of 9 % is mainly attributed to a higher percentage of goods verses professional services being ordered for the six month period as opposed to the six month period from the previous year. There is less margin on the sale of goods verses the sale of professional services.

OPERATING EXPENSES

For the six months ended June 30, 2003, operating expenses were $682,430. These expenses consisted of general and administrative expenses of $515,370, research and development expenses of $142,096 consisting of salaries of computer hardware and software developers, and depreciation and amortization of $24,964, primarily attributable to the amortization of the license agreement associated with the purchase of Micro Sensor Technologies, Inc. This is compared to the six months ending June 30, 2002 where we had operating expense of $926,127. Those expenses consisted of $629,592 in general and administrative expenses, $240,000 in research and development and $56,535 in depreciation and amortization. Operating expenses were decreased $243,697 or a decrease of 26 %. The decrease in operating expense is attributable to less money required for continued research and development as goods and services mature, tighter control over payroll expenditures and decreasing amortization of acquired licensed technology.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and cash requirements through promissory notes and the sale of our common stock and stock purchase warrants through a private placement. We do not have any material commitments for capital expenditures.

Cash used in operations for the six months ended June 30, 2003, was $500,180 attributable to a net loss of $532,431. The net loss was decreased primarily by: common stock issued for services of $36,799; change in accounts payable of $67,767; depreciation and amortization of $24,964; and, change in inventories of 18,482. The net loss was increased primarily by changes in: accounts receivable of $114,618; and, allowance for doubtful accounts of $20,081. Cash used in operation for the six months ended June 30, 2002 was $775,204. Cash used in operations decreased by $275,024 or 35%. The decrease in cash used is primarily attributable decreases in general and administrative expenditures, decrease in stock issued for services and a decrease in accrued interest.

Since the last annual report, to date we have raised $750,000 based on proceeds received from notes payable. The proceeds were raised to support the fulfillment of orders under two master purchase agreements, new business and product development.

Cash flows provided by investing activities was $110,286 for the six months ended June 30, 2003 as compared to cash flows used of $20,505 for the same period in 2002. The increase is attributable to the proceeds from the sale of marketable securities during the current period.

Cash flows provided by financing activities was $475,000 and was attributed to the proceeds from notes payable secured during the reporting period. During the six months ended June 30, 2002 cash provided by financing activities was $2,292,550. The decrease is attributable to the fact that the Company raised less money through the notes payable offering as compared to the common stock offering in the prior year.

Based upon the purchase orders we have on hand, anticipated future product sales, and cash on hand we believe that we will need to raise additional capital to meet all of our financial requirements over the next 12 months. We continue to be engaged in efforts to secure additional bridge loan and equity financing to meet our capital needs. Should our revenues not reach projected levels, or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs. Additional funding may not be available to us on acceptable terms.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2003, the Company issued 30,250 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.27 to $.42. The Company recorded an expense of $10,868. The consultants and employees (a) had a preexisting business relationship with the Company, (b) had access to financial statements and other relevant information concerning the Company, (c) had such knowledge in business and financial matters that they were able to understand the risks and merits of an investment in the Company, and were, therefore, sophisticated investors at the time of acquisition and (d) the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. Accordingly, these transactions were exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder.

During the quarter ended March 31, 2003 the Company canceled 15,000 shares of stock that were returned to the Company by a former employee in connection with a settlement agreement dated November 2002.

During the quarter ended June 30, 2003 the Company issued 133,000 shares of its common stock to consultants and employees for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.19 to $.22. The Company recorded an expense of $25,930. The consultants and employees (a) had a preexisting business relationship with the Company, (b) had access to financial statements and other relevant information concerning the Company, (c) had such knowledge in business and financial matters that they were able to understand the risks and merits of an investment in the Company, and were, therefore, sophisticated investors at the time of acquisition and (d) the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. Accordingly, these transactions were exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder.

During the quarter ending June 30, 2003 the Company issued warrants to purchase its common stock through a private placement. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. As of June 30, 2003, the Company raised a principal amount of $475,000 on 9.5 units sold and has issued 237,500 in purchase warrants at $.16. Subsequent to the quarter ending June 30, 2003, and to date, the Company raised a principal amount of $275,000 on 5.5 units sold and issued an additional 137,500 in purchase warrants at $.16. All 15 units were issued to a total of seven persons whom the Company had reasonable grounds to believe were accredited investors. Each of the investors (a) had access to business and financial information concerning the Company, (b) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that he or she was able to evaluate the risks and merits of an investment in the Company. Therefore each investor was also sophisticated within the meaning of Federal securities laws. In connection with this transaction, the Company issued warrants to purchase 866,455 shares of common stock, as compensation to the placement agent. In addition, the certificates evidencing the shares and warrants that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.23    Promissory Notes and related Agreements closed on August 13, 2003
31.1     Certification of Chief Executive Officer Pursuant to Section 302
31.2     Certification of Chief Financial Officer Pursuant to Section 302
32.1     Certification of Chief Executive Officer Pursuant to Section 906
32.2     Certification of Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SENSE HOLDINGS, INC. AND SUBSIDIARY


Date:    August 19, 2003      By: /S/ Dore Scott Perler
                                  ---------------------
                                  Dore Scott Perler
                                  Chief Executive Officer,
                                  President and Director
                                  (Principal Executive Officer)



Date:    August 19, 2003      By: /S/ Andrew Goldrich
                                  -------------------
                                  Andrew Goldrich
                                  Chief Financial Officer,
                                  Vice President and Director
                                  (Principal Accounting Officer)