Form 10QSB
period 2003-09-30
SENSE HOLDINGS INC
filed 2003-11-14
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003
                                               ------------------

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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 16,819,875 shares of Common Stock as of October 31, 2003.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION ................................................3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - September 30, 2003 (unaudited)...........3

         Consolidated Statements of Operations (unaudited) for the Three
         And Nine Months Ended September 30, 2003 and 2002.....................4

         Consolidated Statements of Cash Flow (unaudited) for the
         Nine Months Ended September 30, 2003 and 2002 ........................5

         Notes to Consolidated Financial Statements .........................6-8

Item 2.  Management's Discussion and Analysis or Plan of Operations ........9-11

Item 3.  Controls and Procedures ..........................................11-12


PART II  OTHER INFORMATION ...................................................13

Item 1.  Legal Proceedings ...................................................13

Item 2.  Changes in Securities and Use of Proceeds ........................13-14

Item 3.  Defaults Upon Senior Securities .....................................14

Item 4.  Submission of Matter to a Vote of Security Holders ..................14

Item 5.  Other Information ...................................................14

Item 6.  Exhibits and reports on Form 8-K ....................................14

Signatures ...................................................................15

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003


                                     ASSETS

Current assets:
       Cash ..................................................      $   323,163
       Marketable securities .................................           79,095
       Accounts receivable, net of allowance
            for doubtful accounts of $43,419 .................          156,696
       Inventories ...........................................           98,432
       Advances - shareholders ...............................           68,722
       Prepaid expenses ......................................            9,722
       Other current assets ..................................            9,807
                                                                    -----------

       Total current assets ..................................          745,637

Property and equipment, net ..................................           42,471

License agreement, net .......................................          117,072
                                                                    -----------

       Total assets ..........................................      $   905,180
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable ......................................      $    73,140
       Accrued expenses ......................................           55,448
       Notes payable .........................................          750,000
                                                                    -----------

       Total current liabilities .............................          878,588
                                                                    -----------

Stockholders' equity:
       Common stock, $.10 par value,
         40,000,000 shares authorized;
         16,819,875 shares issued and outstanding ............        1,681,987
       Additional paid-in capital ............................        5,534,960
       Accumulated deficit ...................................       (7,190,355)
                                                                    -----------

       Total stockholders' equity ............................           26,592
                                                                    -----------

       Total liabilities and stockholders' equity ............      $   905,180
                                                                    ===========

                 See notes to consolidated financial statements.

                                    SENSE HOLDINGS, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                               ---------------------------   ---------------------------
                                                   2003           2002           2003           2002
                                               ------------   ------------   ------------   ------------
Sales .......................................  $    107,607   $     56,879   $    378,669   $    124,888

Cost of goods sold ..........................        37,507         18,312        149,407         40,933
                                               ------------   ------------   ------------   ------------

Gross profit ................................        70,100         38,567        229,262         83,955
                                               ------------   ------------   ------------   ------------

Operating expenses:
   Depreciation and amortization ............        12,482         28,362         37,446         84,897
   Research and development .................        61,350        150,000        203,446        390,000
   General and administrative ...............       316,211        299,625        831,581        929,217
                                               ------------   ------------   ------------   ------------
         Total operating expenses ...........       390,043        477,987      1,072,473      1,404,114
                                               ------------   ------------   ------------   ------------

Loss from operations ........................      (319,943)      (439,420)      (843,211)    (1,320,159)

Other income (expense):
   Loss on sale of securities ...............        (2,612)             -        (13,230)             -
   Interest income (expense), net ...........       (14,682)      (204,766)       (12,090)      (697,336)
   Unrealized gain (loss) on securities .....        (2,591)             -         (3,728)             -
                                               ------------   ------------   ------------   ------------
        Total other income (expense) ........       (19,885)      (204,766)       (29,048)      (697,336)
                                               ------------   ------------   ------------   ------------

Net loss ....................................  $   (339,828)  $   (644,186)  $   (872,259)  $ (2,017,495)
                                               ============   ============   ============   ============


Net loss per common share - basic and diluted  $      (0.02)  $      (0.04)  $      (0.05)  $      (0.14)
                                               ============   ============   ============   ============

Weighted average number of shares
   outstanding - basic and diluted ..........    16,811,062     15,760,771     16,720,374     14,566,421
                                               ============   ============   ============   ============

                              See notes to consolidated financial statements.

                                                    -4-

                                   SENSE HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                                                Nine Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                              2003               2002
                                                                           ---------         -----------
Cash flows from operating activities:
  Net loss ........................................................        $(872,259)        $(2,017,495)
  Adjustments to reconcile net loss to net cash used in operations:
       Depreciation and amortization ..............................           37,446             671,503
       Common stock and warrants issued for services ..............           63,894             265,609
       Amortization of deferred compensation ......................            4,048                   -
       Loss on sale of investments ................................           13,230                   -
       Unrealized loss on investments .............................            3,728                   -

  Changes in assets and liabilities:
       Accounts receivable ........................................         (104,767)            (48,588)
       Allowance for doubtful accounts ............................            9,919                   -
       Inventories ................................................           24,677             (12,536)
       Prepaid expenses ...........................................            4,166              94,551
       Other assets ...............................................            2,369                   -
       Accounts payable ...........................................          (10,845)           (137,668)
       Accrued expenses ...........................................           47,748             (35,167)
                                                                           ---------         -----------
                           Total adjustments ......................           95,613             797,704
                                                                           ---------         -----------

Net cash used in operating activities .............................         (776,646)         (1,219,791)
                                                                           ---------         -----------

Cash flows from investing activities:
  Purchases of marketable securities ..............................         (183,752)                  -
  Proceeds from sales of marketable securities ....................          317,372                   -
  Purchase of equipment and software ..............................          (26,390)            (17,568)
                                                                           ---------         -----------
Net cash flows provided (used) by investing activities ............          107,230             (17,568)
                                                                           ---------         -----------

Cash flows from financing activities:
  Advances to shareholders ........................................                -              10,500
  Proceeds from notes payable .....................................          750,000            (962,500)
  Proceeds from the sale of common stock ..........................                -           2,625,625
  Costs associated with sale of common stock ......................                -            (315,075)
                                                                           ---------         -----------
Net cash flows provided by financing activities ...................          750,000           1,358,550
                                                                           ---------         -----------

Net (decrease) increase in cash ...................................           80,584             121,191

Cash - beginning of period ........................................          242,579             440,914
                                                                           ---------         -----------

Cash - end of period ..............................................        $ 323,163         $   562,105
                                                                           =========         ===========

                             See notes to consolidated financial statements.

                                                   -5-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

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

During the quarter ended September 30, 2003 the Company issued 14,720 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.24 to $.35. The Company recorded an expense of $4,646.

On September 19, 2003, the Company granted 100,000 warrants to a consultant for services rendered. The warrants expire 5 years from the date of grant and are exercisable at $0.55 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.22 or $22,450 and recorded noncash consulting expense.

Stock option and warrant activity for the nine months ended September 30, 2003 is summarized as follows:

                                         Number of    Weighted average
                                          shares       exercise price
                                        ----------     --------------
Outstanding at December 31, 2002         2,451,333          0.57
    Granted ....................           625,000          0.22
    Exercised ..................                 -          0.00
    Canceled ...................                 -          0.00
                                        ----------         -----

Outstanding at September 30, 2003        3,076,333         $0.50
                                        ==========         =====

The following table summarizes the Company's stock options and warrants outstanding at September 30, 2003:

                              Options outstanding and exercisable
                              ------------------------------------
                                            Weighted      Weighted
                                             average       average
         Range of                           remaining     exercise
      exercise price           Number         life         price
      ---------------         ---------     ---------     --------
      $     0.00-0.38           525,000       4.84        $ 0.16
      $     0.39-0.50         1,500,000       0.81        $ 0.45
      $     0.55-0.69           586,333       3.05          0.62
      $     0.75-0.86           465,000       3.36          0.83
                              ---------
                              3,076,333
                              =========

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:

                                         Nine Months Ended
                                         September 30, 2003
Net (loss):
 As reported ..........................    $    (872,259)
 Pro forma ............................       (1,131,799)

Diluted income (loss) per common share:
 As reported ..........................    $       (0.05)
 Pro forma ............................            (0.07)

NOTE 3 - MAJOR CUSTOMERS

Substantially all of the sales during the nine months ended September 30, 2003, were derived from three customers. These same three customers accounted for 52% of the outstanding accounts receivable at September 30, 2003.

NOTE 4 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $7,190,355 and has cash used in operations of $776,646 for the nine months ended September 30, 2003. The Company's ability to continue as a going concern is dependent on achieving profitable operations and additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - NOTES PAYABLE

During the nine months ended September 30, 2003 the Company raised additional capital, from accredited investors, under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 20, 2003. As of September 30, 2003, the Company received funds in the amount of $750,000 in connection with the private placement and has issued 375,000 in purchase warrants. The Company has accrued interest in the amount of $14,557 in connection with the notes.

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

Marketable Securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At September 30, 2003, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statements of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated market value.

Inventory is stated at the lower of average cost or market and consists of raw materials and finished goods.

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.

RESULTS OF OPERATIONS
NINE MONTHS ENDING SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

REVENUES

For the nine months ended September 30, 2003, we generated revenues of $378,669. The cost of goods sold was $149,407 resulting in a gross profit of $229,262 and a gross profit percentage of 61% for the nine months ending. This is compared to the nine months ended September 30, 2002 where we generated revenues of $124,888. The cost of goods sold was $40,933 resulting in a gross profit of $83,955 and a gross profit percentage of 67.2% for the nine months ending. The increase in revenues generated was $253,781 or an increase of 203%. The increase is mainly attributed to three major clients purchasing our goods and services. Two of the major clients are beginning to purchase under their respective master purchase agreements after initial pilot installations. The decrease in gross profit percentage of 6% is mainly attributed to a higher percentage of goods verses professional services being ordered for the nine month period as opposed to the nine month period from the previous year. There is less margin on the sale of goods verses the sale of professional services.

OPERATING EXPENSES

For the nine months ended September 30, 2003, operating expenses were $1,072,473. These expenses consisted of general and administrative expenses of $831,581, research and development expenses of $203,446 consisting of salaries of computer hardware and software developers, and depreciation and amortization of $37,446, primarily attributable to the amortization of the license agreement associated with the purchase of Micro Sensor Technologies, Inc. This is compared to the nine months ending September 30, 2002 where we had operating expense of $1,404,114. Those expenses consisted of $929,217 in general and administrative expenses, $390,000 in research and development and $84,897 in depreciation and amortization. Operating expenses were decreased $331,641 or a decrease of 24%. The decrease in operating expense is attributable to less money required for continued research and development as goods and services mature, tighter control over payroll expenditures and decreasing amortization of acquired licensed technology.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and cash requirements through promissory notes and the sale of our common stock and stock purchase warrants through a private placement. We do not have any material commitments for capital expenditures.

Cash used in operations for the nine months ended September 30, 2003, was $776,646 attributable to a net loss of $872,259. The net loss was decreased primarily by: common stock issued for services of $63,894; changes in the allowance for doubtful accounts of $9,919; change in accounts payable and accrued expenses of $36,903; depreciation and amortization of $37,446; and, change in inventories of $24,677. The net loss was increased primarily by changes in: accounts receivable of $104,767. Cash used in operation for the nine months ended September 30, 2002 was $1,219,791. Cash used in operations decreased by $443,145 or 36%. The decrease in cash used is primarily attributable decreases in general and administrative expenditures, decrease in stock issued for services and a decrease in accrued interest.

Cash flows provided by investing activities was $107,230 for the nine months ended September 30, 2003 as compared to cash flows used of $17,568 for the same period in 2002. The increase is attributable to the proceeds from the sale of marketable securities during the current period.

Cash flows provided by financing activities was $750,000 and was attributed to the proceeds from notes payable secured during the reporting period. During the nine months ended September 30, 2002 cash provided by financing activities was $1,358,550. The decrease is attributable to the fact that the Company raised less money through the notes payable offering as compared to the common stock offering in the prior year.

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

During the quarter ending June 30, 2003 the Company issued warrants to purchase its common stock through a private placement. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. As of September 30, 2003, the Company raised a principal amount of $750,000 on 15 units sold and has issued 375,000 in purchase warrants at $.16. All 15 units were issued to a total of seven persons whom the Company had reasonable grounds to believe were accredited investors. Each of the investors (a) had access to business and financial information concerning the Company, (b) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that he or she was able to evaluate the risks and merits of an investment in the Company. Therefore each investor was also sophisticated within the meaning of Federal securities laws. In connection with this transaction, the Company issued warrants to purchase 150,000 shares of common stock, as compensation to the placement agent. In addition, the certificates evidencing the shares and warrants that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

During the quarter ended September 30, 2003 the Company issued 14,720 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.24 to $.35. The Company recorded an expense of $4,646. The consultants and employees (a) had a preexisting business relationship with the Company, (b) had access to financial statements and other relevant information concerning the Company, (c) had such knowledge in business and financial matters that they were able to understand the risks and merits of an investment in the Company, and were, therefore, sophisticated investors at the time of acquisition and (d) the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. Accordingly, these transactions were exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder.

On September 19, 2003, the Company granted 100,000 warrants to a consultant for services rendered. The warrants expire 5 years from the date of grant and are exercisable at $0.55 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.22 or $22,450 and recorded noncash consulting expense.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY





Date:    November 14, 2003    By: /S/ Dore Scott Perler
                                  ---------------------
                                  Dore Scott Perler
                                  Chief Executive Officer,
                                  President and Director
                                  (Principal Executive Officer)



Date:    November 14, 2003    By: /S/ Andrew Goldrich
                                  -------------------
                                  Andrew Goldrich
                                  Chief Financial Officer,
                                  Vice President and Director
                                  (Principal Accounting Officer)