Form 10KSB
period 2003-12-31
SENSE HOLDINGS INC
filed 2004-04-15
CIK 1093903

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                                      None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2003: $444,147.

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on April 13, 2004 ($.59):
$9,256,132.

The number of shares outstanding of the registrant's Common Stock, par value $.10 per share (the Common Stock), as of April 13, 2004, was 18,414,890.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES NO X

Documents Incorporated By Reference: None.

                                TABLE OF CONTENTS
                                                                            Page
PART I

Item 1.  Description of Business............................................  1

Item 2.  Description of Properties...........................................17

Item 3.  Legal Proceedings...................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17


PART II

Item 5.  Market for Common Equity and Related Shareholder Matters............17

Item 6.  Management's Discussion and Analysis or Plan of Operation...........18

Item 7.  Financial Statements................................................F-1

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure Statements.....................................24

Item 8a. Controls And Procedures.............................................25


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................26

Item 10. Executive Compensation..............................................30

Item 11. Security Ownership of Certain Beneficial Owners and Management......33

Item 12. Certain Relationships and Related Transactions......................34

Item 13. Exhibits and Reports on Form 8-K....................................34

Item 14. Principal Accountant Fees And Services..............................35

Signatures ..................................................................36

                                     PART I

This Annual Report Form 10-KSB and other documents referred to herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or referred to in in this Form 10-KSB, are forward-looking statements. In addition, when used in this document the words anticipate, estimate, intends, project and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

We design, develop, manufacture and sell fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We have developed two turnkey integrated applications that incorporate our proprietary BioClock(R) hardware platform:

   o Our "CheckPrint(R) T/A" systems are designed primarily for use by employers desiring to verify the presence of employees at the workplace, and to monitor their time and attendance at work; and,

   o Our "CheckPrint(R) A/C" systems are designed to permit access to locked buildings, offices or other secured areas only to selected individuals, whose identities can be verified using our fingerprint identification software.

We have also own, license or have optioned for purchase the following additional security-related technologies:

   o Micro Electro Mechanical Sensors, or MEMS, technology for use in the field of explosive detection; and

   o  Biometric technology relating to keyless motor vehicle operation.

We believe that this technology will enable us to develop products for governmental use, as well as for security-related applications including airport security. No products have yet been developed incorporating these technologies.

Our modest revenue-generation to date has been derived primarily from our sales of our biometric BioClock(R) and CheckPrint(R) products. Our negative financial results have been due, in substantial part, to a lack of capital necessary to acquire a product inventory and commence aggressive marketing programs. While we have funded our growth to date through the sale of our debt and equity securities, we require operating revenues or alternative financing in order to fully implement our business plan and achieve profitability.

BIOMETRICS INDUSTRY

The use of unique physical traits to verify a person's identity is known as biometric identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, signature and analysis. Biometric technology has been used for decades in government and law enforcement applications. Until recently, these systems were too expensive to manufacture to make retail marketing realistic. However, with the introduction of more powerful computers and the development of more advanced software applications, biometric identification techniques can be adapted for commercial purposes on an economically feasible basis. In addition, there is currently a higher awareness of biometrics as it relates to security applications.

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

Many factors, including recent world events, have created increased demand for new biometric applications to secure access, not only to physical areas, but also sensitive data. Among the applications that are being developed are the use of biometrics to validate the identities of individuals at security checkpoints before boarding a plane, entering a building, crossing a border, accessing a computer and many other applications.

PRODUCTS AND SYSTEMS

BioClock(R)

Our biometric systems are designed and built around our proprietary hardware platform known as BioClock(R), a stand-alone platform, or completely network enabled system, that replaces a traditional wall-mounted or freestanding swipe or punch-card time clock. Identity verification is accomplished by comparing an individual's scanned and digitized fingerprint to the fingerprint profile stored in a computer database. The user's fingerprint is scanned by means of a silicon-based reader with sensors that capture the fingerprint image. The image is then converted into data that is stored in the system's computer database, and saved as a reference for comparison to the fingerprint offered for identification.

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

We have also developed two integrated hardware and software applications that incorporate BioClock(R) in an "off the shelf" configuration for performing time and attendance and access control.

CheckPrint(R) T/A

Our time and attendance systems, which are marketed under the name, CheckPrint(R) T/A:

   o Use fingerprint verification to authenticate the identity of employees when they arrive at and leave work;

   o Gather data, including the time each employee attends work and what areas were accessed by an employee;

   o Perform payroll functions and other record keeping calculations using the data that is gathered;

   o Provide electronic export capability to over 150 independent third-party payroll service providers to facilitate the use of automated payroll checks between Sense customers and their payroll service provider;

   o  Generate logs and reports, including over 20 standard reports; and

   o Perform other functions including employee scheduling, job cost analysis, editing time punches, electronic calculations and related record keeping.

Our standard CheckPrint(R) T/A systems include a 100 person user base. We are currently developing data base management capabilities for larger numbers of employees, while maintaining system accuracy. These developments include the use of a PIN number in conjunction with biometrics, that make the number of users only limited by the data storage capacity of the system, without adverse effects on accuracy.

CheckPrint(R) A/C

Our access control systems, which are marketed under the name CheckPrint(R) A/C, are security systems that permit access to locked buildings, offices or other secured areas only to those whose identities can be verified, using our proprietary fingerprint identification software. Our CheckPrint(R) A/C systems, which can be used with or without Smart Card technology, can be programmed for different levels of security, permitting access only to recognized individuals who have the requisite level of security clearance. Our current version of CheckPrint(R) A/C system incorporates access control capability for single door access. We are developing software application infrastructure that will enable a single CheckPrint(R) A/C system to control access to multiple locations. We market CheckPrint(R) A/C at a higher price than CheckPrint(R) T/A, to reflect the increased level of technology and functionality provided by CheckPrint(R) A/C.

CheckPrint(R) ATAC

Our access control systems and time and attendance systems have been combined into one product offering both capabilities. We market this combined product under the name CheckPrint(R) ATAC. The combined system can be used with or without Smart Card technology. The system incorporates time and attendance and access control capability for multiple doors at multiple locations. We market CheckPrint(R) ATAC at a higher price than CheckPrint(R) A/C, to reflect the increased level of technology and functionality.

BDS

We have developed software into a Biometric Distribution Server. We market this software in combination with our other systems under the name CheckPrint(R) BDS. The software allows our systems to operate in a multi-unit configuration. Thus many remote sites can be managed from a central database. We believe the CheckPrint(R) BDS application is a significant enhancement to our core product offering and the field of biometrics.

We have also developed and are marketing:

CheckPrint(R) SDK, a software development kit for biometrics that enables purchasers and licensees to create custom applications for our software and hardware. The SDK was developed to work in conjunction with our hardware and assists developers in the creation of robust biometric fingerprint applications. The SDK is separated into 3 categories - imaging, algorithm, and database. We believe that a successful deployment of an SDK application by a purchaser or licensee may lead to increased sales of our hardware products.

CheckPrint(R) DTU, provides users with the ability to secure a computer terminal, and files and folders, via fingerprint identification. T he hardware is a stand-alone peripheral that can be connected to a port on an existing computer to permit fingerprint identification.

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

The Bill of Materials and all associated design advantages for BioClock(R) are kept strictly confidential and protected by trade secret laws of the United States and Florida. In addition, all of the CheckPrint(R) software required to run the hardware platform in Sense's configuration enjoys protection under the copyright laws of the United States.

PRODUCT DEVELOPMENT, MANUFACTURING AND ASSEMBLY

CheckPrint(R) T/A is configured, as a standalone unit comprised of a TFT Flat Panel display, internal computer, keypad, and silicon fingerprint reader. CheckPrint(R) T/A automatically authenticates the employee's identity; track totals hours, and calculates the correct pay rates. Sense offers CheckPrint(R) T/A models to support any size employee base.

We design, develop, manufacture, and sell the CheckPrint(R) T/A security solution. We have developed time and attendance, access control and security system software applications, as well as a complete hardware system solution based on a Pentium(R) PC processor backbone. Our products work in a network environment and we can connect to any existing network infrastructure or we can setup the network. Data is transmitted through TCP/IP protocol and we can link unlimited CheckPrint(R) T/A units together in any environment or facility. Sense also can remotely communicate with other CheckPrint(R) T/A units using a modem which transmits required data over the standard telephone lines. The CheckPrint(R) T/A systems are unsupervised security and clock-in stations replacing the standard wall mounted time clock or swipe systems. An employee or another authorized user uses his or her fingerprint to replace a password, PIN or swipe card.

CheckPrint(R) T/A systems and CheckPrint(R) A/C systems are driven by our proprietary software. We believe that the software components for our biometric identification systems are proprietary in most part because our employees have developed them. The source code for the software is our proprietary property. All employees are under a contractual obligation, and / or the work for hire doctrine, to assign their intellectual property rights to Sense. This software enables our systems to gather, filter and sort data, generate reports from the data and compute payroll information for export to third party payroll services.

Most of the hardware components for our biometric systems are off-the shelf, and we are not dependent on any one vendor for these components. However, certain hardware components have been designed by our in-house engineering staff or designed to our specifications as works for hire by independent contractors. We have entered into an agreement with Test Systems Engineering, under which Test Systems Engineering has designed, engineered and configured some of our hardware components for CheckPrint(R) T/A and CheckPrint(R) A/C systems. They are a valuable outsource for many engineering tasks and have a state of the art design and manufacturing facility. All product testing and assembly is performed "in-house" in order to maintain quality control. Our agreement with Test Systems Engineering terminates on December 31, 2005, and may be automatically renewed for consecutive one-year terms. For its services, Test Systems Engineering receives a fee payable at the rate of $75 per hour. We are not dependent on Test Systems Engineering for its services.

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

On September 9, 1999, we entered into an agreement with Integrated Design, Inc. under which Integrated Design developed a software program to enable the payroll data produced by CheckPrint(R) T/A to be exported to over 150 third party payroll services such as ADP and Paychex. We have licensed the software from Integrated Design and are required to pay license fees on a per user basis. This fee is incorporated into the cost of our overall product. Integrated Design was paid a $10,000 software development fee to customize their software to our application. The software development agreement is for a term of five years, the agreement automatically renews on the five year anniversaries unless either party notifies the other before the end of the then current term, but may be canceled by either party on 90 days written notice. The agreement also provides us access to the software and allows us to continue to use Integrated Design's software in the event of such company's dissolution, bankruptcy or similar events. If our agreement with Integrated Design terminates, we will incur time and expense to develop alternative software links for data export. Delays in the successful development of alternative software links could adversely affect us.

ACQUISITION OF MICRO SENSOR TECHNOLOGIES, INC. AND THE MEMS TECHNOLOGY

On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor Technologies, Inc., a Florida corporation ("Micro Sensor"). The shares were acquired from UTEK Corporation and UT-Battelle LLC, the shareholders of Micro Sensor, in a stock-for-stock exchange, for total consideration of 2,000,000 shares of our common stock. Following the acquisition, Micro Sensor became our wholly-owned subsidiary, and we indirectly acquired the rights and obligations of Micro Sensor under various agreements to which it is a party, including a Patent License Agreement with UT-Battelle LLC, a presently expired Consulting Agreement with Dr. Thomas Thundat and a presently expired Work for Others Agreement with UT-Battelle LLC. UT-Battelle LLC is the technology transfer management company of technology created at Oak Ridge National Laboratory. Pursuant to the stock-for stock transfer, UTEK received 1,850,000 common shares of Sense and UT-Battelle received 150,000 common shares of Sense. At the time of the transaction, the common stock held by UTEC was "control stock," due to their percentage of ownership. However, as of the date hereof, UTEK is no longer the holder of such 1,850,000 shares, as the shares were sold pursuant to Rule 144 and as part of a private transaction.

Under the Patent License Agreement, Micro Sensor became the exclusive licensee of UT-Battelle with respect to certain patented technology owned by UT-Battelle relating to the use, sale or offer for sale of intellectual property incorporating MEMS sensors for the detection of explosives. Micro Electro Mechanical Sensors, or MEMS, are comprised of micro cantilevers that molecules of explosive material attach to, thus causing the cantilevers to diffract or bend. When diffraction is detected, the sensors are alerted to the presence of an explosive molecule. This technology thus assists in the detection of unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices either placed as mines or fallen as projectiles whether buried or camouflaged.

The exclusive license from UT-Battelle does not include explosive detection for security applications, including airport security. However, Micro Sensor has been granted a non-exclusive license to use the technology for security-related applications. UT-Battelle acquired the licensed rights under a contract with the United States Department of Energy, pursuant to which the technology was developed at the Oak Ridge National Laboratory in Oak Ridge, Tennessee.

Under the License Agreement, Micro Sensor is obligated to pay UT-Battelle an amount equal to 2.5% of net sales of products incorporating the licensed technology, subject to minimum annual royalties ranging from $5,000 during the third year of the license term to $25,000 for the seventh year of the term and thereafter. The anniversary of the third year of the license agreement began on March 26th, 2004. However, UT-Battelle has granted a three-month extension of the required minimum royalty. On June 26th, 2004 Sense will owe a minimum royalty payment of $6,125 to UT-Battelle. If the technology is sublicensed to third parties, a sublicense royalty fee equal to 50% of the sublicenses received by Micro Sensor must be paid to UT-Battelle. The term of the license agreement expires upon termination of the last-to-expire of the proprietary rights granted under the agreement, subject to earlier termination in the event of an uncured breach of the agreement by either party. No products have yet been developed from the technology, and we do not know if the acquired technology can be successfully incorporated into commercially feasible products or whether any such products can be successfully marketed.

Oak Ridge National Laboratory continues its research and development efforts toward a commercially viable Micro Sensor to be incorporated into our product line of sensors. We are engineering systems and hardware to incorporate the sensor, as envisioned, into handheld explosive detection devices. Dr. Panos Datskos, a research scientist at UT-Battelle, serves as our liaison and as a member of Executive Advisory Board.

OPTION TO PURCHASE KEYLESS OPERATION OF VEHICLE PATENT

Effective March 1, 2004, we acquired a nine-month option (subject to payment obligations) to purchase patented technology that provides "keyless" access and operation of a motor vehicle. "Keyless" access and operation is accomplished through use of a biometric identification system. During the term of the option agreement we have been designated as the exclusive sales, marketing and representation agent for the patented technology.

The patented technology verifies a user's identity using any form of biometrics. Once identity is verified, the user gains access to the vehicle and is able to operate it. The technology is also capable of controlling critical functions of the vehicle, such as ignition, fuel injection and transmission engagement. Potential uses for the patented technology extend to automobiles, boats, planes, trucks and buses. The inventor has fully prosecuted his patent in the United States Patent and Trademark Office and has received a Notice of Allowance dated January 14, 2004. The inventor has paid the allowance fee and we are waiting for the Patent Office to issue the patent number.

The patent owner has also been engaged as a consultant to Sense during the option exercise period in consideration for the payment of consulting fees in the amount of $10,000 per month for the first six months. Other details regarding the consulting fees are explained in the agreement between the parties filed as an exhibit to our Current Report on Form 8-K, dated March 24, 2004. We are evaluating various alternatives for commercializing the rights granted to us, including marketing the technology for sale or license by a third party or seeking third-party financing. All efforts are being conducted to allow us to pay the $1,500,000 option exercise price for the patent and all continuations that may be granted based on the patent. There is no assurance that we will be successful in commercializing the rights granted to us by the patent owner.

RESEARCH AND DEVELOPMENT COSTS

From the inception of our current activities in July 1998 through December 2003, we have spent approximately $1,278,546 on research and development activities.

SALES, MARKETING AND PRICING

Many of our goods and services are customized to individual customer needs. However, our core products, which we market under the marks BioClock(R) and CheckPrint(R) as systems, range from $2,500 to the hundred of thousands of dollars, depending on the number of users, sites and functionality of the system. We also offer software updates and on-site service contracts for additional fees. We also sell other goods and services, such as a desk top finger sensor, a desk top finger sensor with a smart card reader built into the desk top unit, software developer's kits and database management tools, at suggested retail prices.

We market our systems to manufacturers, retailers and other businesses with at least 15 to 100 employees, to whom we market our smaller turnkey solution. We also market to larger businesses, including Fortune 500 Companies that require full custom integration solutions. We sell our systems through an in-house sales force as well as original equipment manufacturers ("OEMS") and independent sales representatives. We engage in direct marketing programs, trade show participation, and local, regional and national advertising campaigns to generate sales. Moreover, we have offered consulting and design services to specialized biometric development and deployment projects. By offering our expertise in the design and deployment of biometric systems we may gain additional revenues and create another marketing avenue.

Our network of independent sales representatives, through which we presently derive less than ten (10%) percent of our revenues, currently serve markets throughout the United States, South America and the Pacific rim. We intend to engage sales representatives and consultants to cover additional territories over the next 12 months. Specifically, we have engaged a consultant to gain entry into the Asian markets, initially targeting China. Our consultant is an Asian company and their marketing efforts include, but are not limited to, strategic alliances, joint ventures, product outsourcing, introductions to Asian sales representatives and investigation of potential mergers and acquisitions between Sense and other Asian companies. Domestically, or through international representative, consultants or strategic partners, we intend to seek penetration of the automotive, retail merchandise, home and business security, food processing facilities, textile manufacturing and trucking and transport distribution markets through the services of these representatives. A commission based upon the sales prices of systems sold by them generally compensates sales representatives.

We intend to license and sell our systems to third party OEMs, integrators and software developers, for incorporation in their products. License fees and royalty fees will be negotiated on a case by case basis, and take into consideration various factors including competitive pricing, the nature of the installation, the number of users to be tracked, and the extent of enhancements, modifications and customization required by the customer. Basic, extended and enhanced maintenance services will also be made available for an annual fee.

INTELLECTUAL PROPERTY

Patents

We currently have on file with the United States Patent and Trademark Office, a utility patent that was converted from a provisional patent covering the proprietary use of our technology and the proprietary hardware used in our application. In addition, we have on file a provisional patent regarding our CheckPrint(R) BDS and a utility patent regarding a handheld explosive detection unit. Our goods and services are clearly marked as patent pending. Several other products and methods are being identified as potential patentable subject matter and once the analysis is complete applications will be sought. There is no guarantee that our patent applications will mature into registrations for patents. We have retained patent counsel to review the projects and advise where subject matter applicable for patent protection exists and to prepare applications for the same. All of our employees are under an obligation to assign inventive material to Sense Holdings, Inc.

Please see above Sections titled: ACQUISITION OF MICRO SENSOR TECHNOLOGIES, INC. AND THE MEMS TECHNOLOGY; and, OPTION TO PURCHASE KEYLESS OPERATION OF VEHICLE PATENT, for information regarding licensed and optioned patent rights.

Trademarks

We maintain common law rights to our trademarks. The common law rights protect the use of marks used to identify our goods and services since the time of their first use in commerce. We have a registration for our flagship software product CheckPrint(R) and our flagship hardware product BioClock(R). In addition, we have registered Sense(R) as our corporate identity, meCard(R) used to identify identification cards used in conjunction with our biometric systems and "Security Solutions at a Touch of a Finger" (R). Several other marks are being identified as strong product and service identifiers and trademark search and applications are underway. There is no guarantee that our trademark applications will mature into registration of trademarks.

Copyrights

We are currently filing several copyright applications covering our source code. We maintain common law rights to our proprietary copyrights. The common law rights protect the actual programming code, the look and feel of its display screens and material contained in our user manuals since the time of the copyrightable works creation. In addition, we have an application on file with the United States Copyright Office covering our proprietary source code, the look and feel of our display screens and user manuals. There is no guarantee that our application will mature into a registration for copyright.

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

COMPETITION

We face competition from companies engaged in the time and attendance industry, as well as in the security and access control industry. Competition may come from companies using biometric fingerprint technology, as well as from companies using other biometric identification methods. Competitors also include companies marketing traditional forms of employee verification and attendance products, including time clocks, ID badges, passwords and PIN numbers. Many of our competitors may have longer operating histories and greater financial and other resources than we have. Our ability to compete successfully will depend on many factors, including our ability to adapt to changing technologies and meet the needs of the marketplace on a price competitive and timely basis.

Competition in time and attendance services exists from various software developers and product manufacturers, the largest of which is Kronos, a publicly traded company (NASDAQ National Market System: KRON) providing software applications based on a swipe card identifier. Other competitors in time and attendance application development include Simplex, Smartime Software, Time and Tech.com and Unitime Systems. Principal competition in fingerprint biometrics includes Identix, Secugen and Fujitsu. Other biometric technology providers include Recognition Systems (hand geometry), Iridian (iris identification) and LG Electronics. Many of our competitors have a substantially longer operating history than we do and have substantially greater financial and other resources than we do. While we believe that our ability to offer a total package of time and attendance and access control software and innovative hardware gives us a competitive marketing advantage, unless we are able to penetrate the marketplace and gain name recognition for our products and technology, we may be unable to compete effectively.

We believe that we can effectively compete in our industry because:

   o Biometric identification is more reliable than traditional employment verification methods;

   o Fingerprint identification is less costly and more recognized than other currently available forms of biometric identification;

   o  Our systems provide a total solution, turnkey approach to our customers;

   o Our systems are network enabled and can be remotely accessed by a system administrator to get valuable real time information regarding the customer's work force and security at the workplace;

   o Our systems offer an enterprise solution in that the systems are completely scalable for large numbers of employees and multiple access points and numerous locations;

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

We have not deployed technology in the explosive detection or keyless operation of motor vehicle arenas as the products are still under development and do not have an ability to describe our competitive advantages or disadvantages at this time.

Our inability to compete successfully with any of our products could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

We currently employ 6 people, all of whom are full-time employees, in the following capacities: three executive officers, one corporate counsel, one programmer, and two warehouse and assembly employees. Our employees are not subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

At its inception in 1998, our business consisted mainly of developing and manufacturing our own technologies and products, including hardware to support our software solutions. Our focus on developing our own products evolved naturally out of our need to supply solutions to our clients, which did not otherwise exist in both a hardware and software platform. Substantially all of our revenues previously were derived from our design and development of hardware and software solutions as well as consulting activities. Research and development of hardware, software and consulting activities are no longer a material part of our business. We now seek to sell our developed software platforms and engage manufacturers that can supply us with the hardware that will support our solutions. In addition, we seek well-funded development partners to license our technology to or sell out right certain patented or proprietary technologies.

In January 1999, we acquired all of the outstanding shares of Sense Technologies for a purchase price consisting of 4,026,700 of our shares, issued to the former shareholders of Sense Technologies. We operated Sense Technologies, Inc. as our wholly owned subsidiary. At the time of the acquisition, Century Silver Mines had no operations and Sense Technologies was developing its proprietary biometric security systems. Immediately following the acquisition, the former shareholders of Sense Technologies owned approximately 93% of our outstanding shares.

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

In January 1999, we reduced the shares of our stock that were outstanding by combining each 7.74 shares that were outstanding, into one share. All numbers of shares in this Memorandum reflect the January 1999 share combination. In June 1999, we changed our corporate domicile from Idaho to Florida and, in connection with the domicile change we changed our name to Sense Holdings, Inc. In May 2000, we increased the number of shares of common stock we are authorized to issue to 20,000,000, in January 2002, we increased our authorized common stock to 40,000,000 shares and in April 2004, we increased our authorized to 100,000.

In May of 2001 we acquired all of the issued and outstanding capital stock of Micro Sensor, a company specializing in explosive detection technology. Micro Sensor is now a wholly owned subsidiary of Sense Holdings. In January 2002, in an effort to unify our corporate identity we ceased operating under the name Sense Technologies, Inc., and began operating only as Sense Holdings, Inc.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our Common Stock is ComputerShare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401 and its telephone number is (303) 262-0600.

RISK FACTORS

Readers should carefully consider the following risk factors and all other information contained in this Annual Report. Investing in our common stock involves a high degree of risk. Any of the following risks could adversely affect our business, financial condition and results of operations and could result in a complete loss of your investment. No assurances can be given that the risks and uncertainties described below are the only risks and uncertainties that we face.

RISKS RELATED TO OUR BUSINESS

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A "GOING CONCERN." We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. Our current significant working capital deficit, among other factors, resulted in our independent certified public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 to express substantial doubt as to our ability to continue as a going concern. We remain in need of substantial additional investment capital to fund our longer-term operating needs, including the servicing of our remaining debt obligations and the conducting of those marketing activities we believe necessary to achieve meaningful sales growth.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND MAY NOT BECOME PROFITABLE. For the fiscal years ended December 31, 2003 and 2002, we experienced net losses of ($1,409,675) and ($2,572,815) respectively. At December 31, 2003, we had a working capital deficit of ($1,409,675) and an accumulated deficit of ($7,727,771). Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, for which we may not have offsetting revenues or available capital. As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

OUR BUSINESS IS CAPITAL INTENSIVE AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE. Our operations are capital intensive and our growth and ongoing operations will consume a substantial portion of our available working capital. We have engaged in numerous financing activities over the past few years but have been unable to utilize the funds raised to achieve positive financial results. Furthermore, we will require additional capital in order to fund our operations, and we do not have any commitments for additional financing. There can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. Insufficient funds will prevent us from implementing our business strategy. Due to our small revenue base, low level of working capital and the inability to conclude development agreements with major manufacturing companies, we have been unable aggressively to pursue our product development strategy to date. We will require significant additional financing and/or a strategic alliance with a well-funded development partner to undertake our business plan.

OUR CONTINUED SALE OF EQUITY SECURITIES WILL DILUTE EXISTING SHAREHOLDERS AND MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK. Given our limited revenues and prospect for revenues for the 2004 fiscal year, we will require additional financing which will require the issuance of additional equity securities. We expect to continue our efforts to acquire further financing in the future to fund additional marketing efforts, product development expenses, programming and administrative expenses, which will result in future dilution to existing outstanding shareholders.

BECAUSE WE ARE DEPENDENT UPON A FEW MAJOR CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR CURRENT SALES, THE LOSS OF ANY ONE OF THEM WOULD REDUCE OUR REVENUES, LIQUIDITY AND PROFITABILITY. Significant portions of our sales to date have been, and will continue to be, made through a small number of significant customers. Specifically, four customers accounted for approximately eighty-seven percent (87%) of our revenues for the fiscal year ended December 31, 2003. These same four customers account for eight-seven percent (87%) of the accounts receivable at year ending December 31, 2003. Any disruption in our relationships with one or more of these customers, or any significant variance in the magnitude or the timing of orders from any one of these customers, may have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows. Any such adverse impact may correspondingly have a material adverse impact on the market price of our common stock.

WE DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND THE LOSS OF A KEY EXECUTIVE COULD SEVERELY IMPACT OUR OPERATIONS. The execution of our present business plan depends on the continued services of Dore Scott Perler, our Chief Executive Officer and President, Andrew Goldrich, our Vice President, and Shawn Tartaglia, our Chief Technical Officer. We do not currently maintain key-man insurance on their lives. While we have entered into employment agreements with each of them, the loss of any of their services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

OUR CURRENT OFFICERS AND DIRECTORS MAINTAIN EFFECTIVE VOTING CONTROL OVER US. Our officers and directors beneficially own approximately 15% of the currently issued and outstanding shares of common stock, without giving effect to the issuance of any shares upon the exercise of outstanding warrants. While such ownership will not provide such persons with the absolute ability to cause shareholder votes to be determined in accordance with their desires, we are not aware of any other group that controls a block of votes equal or greater to the votes controlled and to be controlled by our officers and directors. Consequently, as a practical matter it may be difficult for other shareholders to determine the outcome of a shareholder vote in a manner different from that desired by our officers and directors.

WE ARE NOT CURRENTLY COMPLIANT WITH THE SARBANES-OXLEY ACT. The enactment of the Sarbanes-Oxley Act in July 2002 created a significant number of new corporate governance requirements. Such requirements will require us to make changes to our current corporate governance practices. Although we expect to implement the requisite changes to become compliant with the new requirements, we are not currently, including by reason of the fact that we have loaned funds to three of our officers. In addition, currently none of the members of our board of directors are considered to be "independent" for purposes of Sarbanes-Oxley. We may not be able to attract a sufficient number of directors in the future to satisfy this future requirement if it becomes applicable to us.

FAILURE OF OUR INTERNAL SYSTEMS MAY CAUSE SYSTEM DISRUPTIONS, REDUCE LEVELS OF CUSTOMER SERVICE, AND OTHERWISE DAMAGE OUR OPERATIONS. We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We must continually improve these systems in order to meet the level of use. Furthermore, in the future, we may add features and functionality to our products and services using internally developed or third party licensed technologies. Our inability to:

   o  add software and hardware;

   o develop and upgrade existing technology, transaction processing systems and network infrastructure to meet increased volume through our processing systems or

   o  provide new features or functionality
may cause system disruptions, slower response times, reductions in levels of customer service, decreased quality of the user's experience, and delays in reporting accurate financial information. Any such failure could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

WE HAVE ACQUIRED LICENSE RIGHTS TO CERTAIN PATENTED INTELLECTUAL PROPERTY; HOWEVER, WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR MARKETING COMMERCIALLY VIABLE PRODUCTS INCORPORATING THE INTELLECTUAL PROPERTY. We acquired Micro Sensor and the MEMS technology but have not yet commercially exploited such intellectual property through the development of final products. Although we may never develop or market products incorporating the intellectual property, we may still remain responsible for paying minimum annual royalties to the licensor. Additionally, pursuant to a March 2004 option agreement, we have acquired rights to purchase certain intellectual property relating to the keyless entry and operation of a vehicle through the use of a biometric identifier. Our failure to make required payments under such option agreement would preclude us from exercising our option to purchase the patent rights. In addition, at this time, the keyless technology has not been incorporated into saleable products and we may be unsuccessful in developing commercially viable products.

WE WILL BE REQUIRED TO PAY MINIMUM ANNUAL ROYALTIES FOR LICENSED INTELLECTUAL PROPERTY EVEN IF WE UNABLE TO GENERATE REVENUES FROM OUR USE OF THE INTELLECTUAL PROPERTY. We have agreed to pay UT-Battelle, the operator of the Department of Energy's Oak Ridge National Laboratory, 2.5% of revenues we generate from sales of products incorporating the technology we have licensed. Even if we are unsuccessful in either developing or marketing products incorporating the licensed technology, we have agreed to pay UT-Battelle minimum annual royalties during each year of the license agreement. Minimum annual royalties range from $5,000 on the third anniversary year of the license term to $25,000 for the seventh and succeeding anniversary years of the term. The payment of these minimum annual royalties absent offsetting revenues from product sales could have an adverse effect on our financial condition and results of our operations.

THERE IS UNCERTAINTY OVER WHETHER INTELLECTUAL PROPERTY WE HAVE LICENSED, OPTIONED OR OTHERWISE HAVE RIGHTS TO INFRINGE ON THE RIGHTS OF THIRD PARTIES. We acquired Micro Sensor from its shareholders, including UTEK Corporation. While UTEK has represented to us that, to the best of their knowledge, Micro Sensor's licensed explosive detection technology does not infringe on the rights of any third party, UTEK has also advised us that they did not undertake a formal patent search or other investigation as to whether the detection technology infringes on the rights of any third party. In the event it is ultimately found that this technology does infringe on the rights of a third party, we may be prohibited from developing or marketing products incorporating the technology, we may remain responsible for paying minimum annual royalties to the licensor and we may be liable for damages to the third party upon whose technology we may have infringed.

We also acquired the right to purchase intellectual property rights related to the keyless access and operation of a vehicle under a March 2004 option agreement entered into with the patent inventor. While such inventor has represented to us that, to the best of his knowledge, the invention does not infringe on the rights of any third party, in the event it is ultimately found that this technology does infringe on the rights of a third party, we may be prohibited from developing or marketing products incorporating the technology, and we may be liable for damages to the third party upon whose technology we may have infringed.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, THEREBY PERMITTING COMPETITORS TO DEVELOP THE SAME OR SIMILAR PRODUCTS AND TECHNOLOGIES TO OURS. Our future results and ability to compete will be dependent, in large part, upon the marketing and sales of our developed proprietary products and technologies, the development of future proprietary products and technologies and the commercialization of licensed and purchased patented technologies. We intend to rely primarily upon copyright, trade secret and trademark laws to protect the proprietary components of our systems. While we have filed U.S. patent applications covering certain of our systems, there is no assurance that any of our patent applications will result in the issuance of letters patent, that any patent we are awarded will not be successfully challenged, that the award of a patent will provide us with meaningful proprietary protections or that we will have the financial resources to mount sustained patent defense. In addition, while we have licensed or optioned certain patented technologies, there is no guarantee that the validity of these patents may not be challenged in the future or that a claim of infringement of a holder of a previously filed patent may not be claimed. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others or if others assert their rights against us. The failure to successfully protect our intellectual property and proprietary rights could enable others to duplicate or claim rights to our products and systems or otherwise develop similar or competitive products and systems which could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

WE FACE SEVERE COMPETITION FROM TIME AND ATTENDANCE PROVIDERS, SECURITY COMPANIES, IN GENERAL, BIOMETRIC SECURITY DEVICE PROVIDERS, EXPLOSIVE DETECTION COMPANIES AND KEYLESS VEHICLE OPERATION COMPANIES, MANY OF WHOM HAVE GREATER RESOURCES THAN WE DO. We may be unable to effectively compete in the marketplaces in which we operate. We engage in providing time and attendance resources to employers in several sectors of the marketplace. We also provide building access control security devices, and we are developing technologies for explosive detection and the keyless operation of vehicles.

Our time and attendance and control access security devices incorporate biometric fingerprint technology, "smartcard" technology, or other data input technologies. We will compete with other providers of time and attendance services, as well as with access control, security companies. Our competitors in time and attendance applications include Kronos, Simplex, Smartime Software, Time and Tech.com and Unitime Systems. Other biometric technology providers include Identix, Secugen, Bioscrypt, and Fujitsu. These providers use traditional technologies employed in identification and access control, as well as biometric technologies.

Our explosive detection technology is still in the developmental stage as it incorporates the MEMS technology, which has yet to be commercially exploited. There are several other explosive detection providers that have significant inroads to the market sector. There are also government compliance issues that certain of our competitors in this field have already overcome. One specific competitor is Invension Technologies, Inc., which has agreed to be acquired by GE Infrastructure, a unit of General Electric, for $900 million. Invension's technology is not MEMS-based and it is widely used by the U.S. Transportation and Safety Administration.

Our keyless operation technology for motor vehicles, for which we have optioned to purchase the rights to, is embodied in a working proto-type. We have yet to enter into an agreement with anyone to use the technology. There are several large and established automobile companies that have started to offer keyless operation for vehicles including, Lexus, Mercedes and BMW. The technologies used by these competitors do not identify a person by a biometric but do allow keyless operation and, moreover, these products are currently being sold.

Most of these competitors have a longer operating history than we do and many of them have substantially greater financial and other resources than we do. As a result, we will likely encounter greater difficulty in implementing our business plans than will our competitors. The introduction of similar or superior products by current or future competitors could have a material adverse effect on our business, financial condition and results of operation.

WE ARE DEPENDENT UPON THIRD PARTY SOFTWARE, AND IF WE HAVE DIFFICULTY OBTAINING NECESSARY SOFTWARE, WE WILL BE UNABLE TO MEET CONTRACTUAL OBLIGATIONS. We license software from Integrated Design, Inc. pursuant to a contract that enables the data gathered by CheckPrint(R) T/A systems to be formatted and transmitted to third party payroll services. Either party, on ninety days prior written notice with or without cause, may terminate such agreement. In the event such agreement was terminated, we would be required to license similar software from a third party vendor or develop our own links for data export. Any failure or delay in licensing or developing such software could result in our inability to meet our contractual obligations and have a material adverse effect on our business, financial condition and results of operation.

OTHER TYPES OF BIOMETRIC SECURITY DEVICES ARE BEING DEVELOPED AND MARKETED, AND WE ARE UNCERTAIN IF FINGERPRINT BIOMETRIC SECURITY DEVICES WILL BE ACCEPTED IN THE MARKETPLACE. Our developed products incorporate fingerprint biometrics as the basis for authenticating a person's identity. Other forms of biometric identification, including iris scanning, voice patterns and signature verification, are being marketed, developed and tested, both by us and others. We have integrated several other forms of biometrics into our products on a proto-type basis, but the fingerprint remains our standard offering. Our future results will be dependent on our ability to successfully market our biometric systems and support services to end-users, distributors and resellers. Successful marketing will depend upon the acceptance of fingerprint biometrics as a preferred form of identification. We have not commissioned a formal market or research study to determine whether fingerprint identification is preferred to other forms of biometric identification or whether sufficient demand for our products and services exists to enable us to sustain operations, expand or achieve profitability. A lack of demand for fingerprint biometric systems could reduce our revenues of approximately $450,000, attributable almost exclusively to sales of systems incorporating a fingerprint biometric, and have a material adverse effect on our business, financial condition and results of operation.

OUR PRODUCTS RELY ON FINGERPRINT BIOMETRICS AND THE LACK OF TECHNOLOGICAL DIVERSIFICATION IN OUR PRODUCTS COULD CAUSE OUR RESULTS TO suffer. Almost all of our products and systems incorporate fingerprint biometric technology. Our future results may depend on the continued reliability and acceptance of Biometrics as a method of identity verification. As a result, in the event of unforeseen adverse events in the development, enhancement, reliability, marketing or acceptance of fingerprint biometrics, we will be unable to temper its effects by relying upon sales of other products. In addition, we do not currently know when products under development incorporating other biometrics, explosive detection technology and keyless vehicle operation will generate revenues, or whether they can be successfully marketed. In light of our lack of product diversification, any such adverse events could reduce our revenues and have a material adverse effect on our business, financial condition and results of operation.

RISK RELATED TO OUR SECURITIES AND CAPITAL STRUCTURE

THE SECURED NOTES OWED BY US MAY AFFECT OUR ASSETS AND THE MARKETABILITY OF OUR COMMON STOCK. We have secured notes outstanding for an aggregate of $750,000 with seven individual investors. These notes are secured by all of our assets, including our intellectual property. The secured notes are due in August of 2004 with accrued interest paid quarterly. We are current on our obligations under the secured notes. However, no assurances can be given that there will be sufficient funds to satisfy the remainder of the secured notes. Our inability to satisfy the remainder of the secured notes would likely have a substantial negative impact us.

WE MAY CONVERT THE SECURED NOTES INTO EQUITY. The secured notes may be converted into shares of our common stock by some of the holders thereof. To the extent note holders choose to convert their secured notes, the holders of the common stock will experience significant dilution and, potentially, an adverse affect the market price of the common stock.

TRADING IN OUR COMMON STOCK DURING 2003 WAS LIMITED, SO OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT AT PREVAILING PRICES. Shares of the common stock are traded on the OTCBB. Approximately 90,000 shares were traded on an average daily trading basis during 2003. If limited trading in the common stock continues, it may be difficult our shareholders to sell in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock at any time could depress the price of our common stock to a greater degree than a company that typically has higher volume of trading of securities.

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE POSSIBLE VOLATILITY IN OUR STOCK PRICE. There has only been a limited public market for our common stock and there can be no assurance that an active trading market in our common stock will be maintained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE SUBJECT TO EXTREME VOLATILITY. The market for securities of high-technology companies, including companies such as ours that participate in emerging markets, has historically been more volatile than the market for stocks in general. As a result, the price of our common stock may be subject to wide fluctuations in response to factors some of which are beyond our control, including, without limitation, the following:

   o  Quarter-to-quarter variations in our operating results;

   o  Our announcement of material events;

   o  Price fluctuations in sympathy to others engaged in our industry; and,

   o  The effects of media coverage of our business.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY'S SECURITIES. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities and the price at which such purchasers can sell any such securities.

Our shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

   o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

   o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

   o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

   o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

   o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. We are authorized to issue 100,000,000 shares of common stock. As of March 31, 2004, there were 18,414,890 shares of common stock issued and outstanding. However, the total number of shares of common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of March 31, 2004, we had outstanding stock options and warrants to purchase approximately 8,830,090 shares of common stock, the exercise price of which are between $0.16 per share to $1.50 per share, and we have reserved shares of common stock for issuance in connection with the potential exercise thereof. Of the reserved shares, a total of 3,500,000 shares have been reserved in connection with our 1999 and 2001 Stock Option Plans, of which options to purchase or common shares in an aggregate of 1,465,000 and 1,703,270 shares or options have been issued under the respective stock option plans. The remainder of shares or options is 331,730 that are reserved for issuance and available for the stock or options granted pursuant to the terms of the respective plans. To the extent stock is granted or options and warrants are exercised, the holders of the common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. >From time to time, certain shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of the our common stock.

WE MAY ISSUE PREFERRED STOCK. In addition to the above-referenced shares of common stock that we may issue without shareholder approval, we have the right to authorize and issue preferred stock. We presently have no issued and outstanding shares of preferred stock and while we have no present plans to issue any shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

WE HAVE NO HISTORY OF PAYING DIVIDENDS ON OUR COMMON STOCK. We have never paid any cash dividends on our shares of common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. If we decide to pay dividends to the holders of the common stock, such dividends may not be paid on a timely basis.

OUR COMMON STOCK IS THINLY TRADED AND AN ACTIVE AND VISIBLE TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP. Our common stock is currently traded on a limited basis on the OTC Bulletin Board under the symbol "SEHO". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

   o Investors may have difficulty buying and selling or obtaining market quotations;

   o  Market visibility for our common stock may be limited; and

   o A lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

OTHER RISKS

LIMITATION ON DIRECTOR/OFFICER LIABILITY. As permitted by Florida law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our charter provision and Florida law, shareholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

ITEM 2. DESCRIPTION OF PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates, a party adverse to us in any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to our shareholders in the year ending December 31, 2003. However, subsequently we submitted a matter to our shareholders in the first quarter of 2004 to raise the authorized shares in Sense Holdings, Inc., from 40,000,000 to 100,000,000 and that matter was approved by a majority of the shareholders and authorized by the Board of Directors on March 22,2004. An amendment was filed with the State of Florida on April 12, 2004 reflecting the change.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol SEHO (previously CTSMD). Prior to February 28, 2000, our shares were listed on the National Quotation Bureau's Pink Sheets. There is currently a limited trading market for our shares and we do not know whether an active market will develop. The reported high and low bid prices for the common stock are shown below for the period from January 1, 2002 through December 31, 2003. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

 Period                                   High                     Low
 ------                                   ----                     ---

First Quarter ended 3/31/02              $1.15                     $0.68
Second Quarter ended 6/30/02             $0.90                     $0.45
Third Quarter ended 9/30/02              $0.74                     $0.33
Fourth Quarter ended 12/31/02            $0.60                     $0.31

First Quarter ended 3/31/03              $0.52                     $0.25
Second Quarter ended 6/30/03             $0.32                     $0.16
Third Quarter ended 9/30/03              $0.40                     $0.15
Fourth Quarter ended 12/31/03            $0.31                     $0.18

As of December 31, 2003, there were 18,303,515 shares of our common stock outstanding. Approximately 800 holders of record own our common stock. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a penny stock. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the penny stock rules may restrict the ability of broker / dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

Recent Sales of Unregistered Securities

During 2003, we issued 1,661,610 of our common shares to consultants and employees for services rendered. The shares were valued at prices ranging from $.18 to $.42. For the year ended December 31, 2003, we recorded professional fees expense of $46,154 and deferred compensation of $234,563. The consultants and advisors (a) had a preexisting business relationship with us, (b) had access to financial statements and other relevant information concerning the Company,
(c) had such knowledge in business and financial matters that they were able to understand the risks and merits of an investment in the Company, and were, therefore, sophisticated investors at the time of acquisition and (d) the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption there from. Accordingly, these transactions were exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations there under.

Please refer to Item 11 Section - Compensation Under Existing Equity Compensation Plans for options granted under existing employee stock compensation plans.

During the year ended December 31, 2003 we raised capital, from accredited investors, under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of our common stock exercisable at $.35 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 1, 2003. The principal and any unpaid accrued interest are due on August 13, 2004. As of December 31, 2003, we received funds in the amount of $750,000 in connection with the private placement and had issued 375,000 in purchase warrants. In connection with this transaction, we issued warrants to purchase 150,000 shares of common stock, as compensation to the placement agent.

On August 12, 2003 we amended the private placement and reduced the exercise price of the warrants to $.16 per share. All other terms of the offering remained in effect. As we raised the maximum amount of funds as described the private placement, the offering was closed on August 12, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Sense Holdings, Inc. for the year ended December 31, 2003 and notes thereto contained in this Report on Form 10-KSB of Sense Holdings, Inc.

OVERVIEW

We market proprietary biometric based business systems ("our systems"). Our systems enable businesses, both private and public, the ability to monitor time, place and identity of persons using our systems. This is useful for tracking time and attendance, controlling access to secure areas and identifying individuals as authorized to use specific systems.

Once an individual is registered into one of our systems the business entity can use that biometric registration data to perform a variety of functions on an automated basis. The systems alleviate many tasks that were previously done manually. (i.e., the collection of payroll data). In addition, the data can be formatted into several report types that further aid the businesses in evaluating their operations. For example, the time and attendance data can be formatted to show trends of an employee or unit with regard to on-time attendance. If a pattern of tardiness is indicated corrective measures can be taken. The end goals of the systems are to increase productivity and enhance security for the businesses.

We introduced our systems to the market in 1998. We have been developing and refining systems ever since the initial introduction. In November of 2003 we successfully integrated multiple systems, our time and attendance system with our access controls system, in an effort to increase demand for our product.

Our current base of customers primarily consists of two large enterprise level clients and numerous smaller companies. To date, our ability to conduct significant marketing activities that we deem critical to building broad market awareness of, and demand for, our systems have been severely limited due to financial constraints. The financial constraints where brought on in part by the cash required to be spent in research and development. However, we have been successful in limiting further research and development expenses and have sought to market and refine our existing systems. We continue to seek funds to enable us to begin to move forward with such marketing without the burden of past research and development expenditures.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and limited shareholders' equity at December 31, 2003. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the fiscal year ended December 31, 2003 that expressed substantial doubt regarding our ability to continue as a going concern.

In August 2003, we completed a private placement offering of $750,000 in a secured note from which we received $750,000 in net cash proceeds. However, absent significant capital investments we anticipate that we will continue to have working capital deficiency through the remainder of the 2004 fiscal year.

We currently estimate that we will need approximately $750,000 in additional financing. Our estimate has decreased since our prior fiscal year due to the following reasons:

   o  We have reduced the number of employees

   o  We have reduced our expenditures on research and development, and

   o Our current marketing campaign has shifted from a custom system provider (longer sales cycle) to existing system sales (immediate sales with lower costs).

Although profit margins may be lower for existing system sales, lower profit margins are significantly offset by dramatically lower operating costs. In addition, we will continue to make customizations to our existing systems if such systems can be supported by our reduction in research and development spending and our smaller staff. However, additional funding identified above is still needed to fund our longer-term operating needs, including our continued conducting of those marketing activities we deem critical to building broad public awareness of, and demand for, our current systems. Within the restrictions set forth above, we are continuing to pursue additional financing. We believe that additional financing, a reduction in research and development expenses followed by the sales increases we expect to realize from the additional marketing activities will be sufficient to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow. There is no assurance we will be able to raise additional financing or increase sales in the coming year.

With respect to our sales and gross margins, we introduced our existing systems to the marketplace from 1998 to December of 2003, from which we have realized, and expect to continue to realize, a substantial gross margin averaging approximately 62%. With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

We currently operate with a core staff of 6 full-time employees, as compared to 11 employees at December 31, 2002. Additionally, we eliminated a substantial portion of our product research and development expenditures as of December 31, 2003. We have spent approximately 58% of the amount spent during fiscal year 2003 as compared to the prior year on research and development. We expect to continue to reduce research and development expenses as we focus on existing systems. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

Although we have limited our current expenditures on research and development, and have eliminated non-critical personnel, we have maintained the employees necessary to continue operations and incorporate changes to our core products based on customers needs. We have done this to reduce expenses and because our core products are operational and saleable to a broad market with very little modification.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002

REVENUES

For the year ended December 31, 2003, we generated revenues of $444,147. The cost of goods sold was $169,681 resulting in a gross profit of $274,466 and a gross profit percentage of 62% for the year ended December 31, 2003. For the year ended December 31, 2002, we generated revenues of $145,363. The cost of goods sold was $49,532 resulting in a gross profit of $95,831 and a gross profit percentage of 66%. The increase in revenues generated was $298,784 or an increase of 206%. The increase is mainly attributed to four major clients purchasing our goods and services. Two of the major clients are beginning to purchase under their respective master purchase agreements after initial pilot installations. The decrease in gross profit percentage of 4% is mainly attributed to a higher percentage of revenues generated from the sale of our product versus from professional services during fiscal 2003 as compared to fiscal 2002. There is a lower margin on the sale of our product versus the sale of professional services. The increase was also attributable to an increased demand for our products, increase in technology acceptance, new generations of products offered and larger unit sales to individual clients.

Cost of goods sold as a percentage of sales nominally increased from 34% in 2002 to 38% in 2003. This nominal increase is attributable to increased sale in hard goods versus professional services.

OPERATING EXPENSES

Depreciation and amortization decreased 62% from $112,620 in 2002 to $43,119 in 2003. This decrease is attributable to the amortization of a technology license in 2002.

For the year ended December 31, 2003, research and development costs amounted to $203,546 as compared to $473,019 for the year ended December 31, 2002, a decrease of $269,473 or 58%. This decrease is attributable to decrease in our research and development efforts and the concentration of our efforts on currently developed products.

For the year ended December 31, 2003, general and administrative expenses were $1,162,558 as compared to $1,173,683 for the year ended December 31, 2002 and included the following:

          Salaries and related taxes .........  $  433,124  $  388,384
          Non-cash compensation and consulting     146,467     210,761
          Rent ...............................      59,549      56,711
          Professional fees ..................     151,425     100,962
          Other General and administrative ...     371,993     416,865
                                                ----------  ----------
              Total ..........................  $1,162,558  $1,173,683
                                                ==========  ==========

For the year ended December 31, 2003, salaries and related taxes was $433,124 as compared to $388,384 for the year ended December 31, 2002. In 2002, we allocated more of our salary expense to research and development. Overall, our salary expense decreased due to personnel reductions in the third quarter of 2003. We incurred non-cash compensation and consulting expense from the issuance of common stock and stock options for services rendered. We incurred increased professional fees in 2003 due the filing of our SB-2 registration with the SEC. Other general and administrative expenses decreased due to continuing cost-cutting measures and decreased personnel.

We determined that, as of December 31, 2003 and 2002, a write-down of the license agreement associated with our subsidiary, Micro Sensor, was necessary as the projections of future operations results indicated impairment. For the years ended December 31, 2003 and 2002, we recorded an impairment loss of $117,072 and $216,246, respectively.

Interest Expense decreased to $143,272 in 2003 as compared to $693,100 in 2002. This decrease is attributable to interest paid in 2002 on the satisfaction of notes that were due during 2002.

OVERALL

We reported a net loss for the year ended December 31, 2003 of $(1,409,675) compared to a net loss for the year ended December 31, 2002 of $(2,572,815). This translates to an overall per-share loss of ($.08) for the year ended December 31, 2003 compared to per-share loss of ($.17) for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures accept as disclosed herein.

Cash used in operations for the year ended December 31, 2003 was $1,021,451 attributable primarily to the net loss of $1,409,675 offset by non-cash compensation of $146,467, depreciation and amortization of $43,119, the amortization of the discount on notes payable of $45,312, the amortization of deferred compensation of $19,685, the impairment of the license agreement of $117,072, other non-cash items and change in asset and liability accounts. Cash used in operations for the year ended December 31, 2002 was $1,528,731 attributable primarily to the net loss of $2,572,815 offset by non-cash compensation of $210,761, depreciation and amortization of $112,620, the amortization of the discount on notes payable of $45,312, the amortization of deferred financing costs of $568,844, the impairment of the license agreement of $216,246, other non-cash items and change in asset and liability accounts.

For the year ended December 31, 2003, net cash provided by investing activities was $120,356 and consisted of proceeds from the sale of marketable securities of $330,498 offset by funds used for the purchase of marketable securities of $183,752 and the purchase of office furniture, equipment and computer software used in the daily operations of the Company. For the year ended December 31, 2002, net cash used in investing activities was $(250,154) and consisted of proceeds from the sale of marketable securities of $4,711,814 offset by funds used for the purchase of marketable securities of $4,941,464 and the purchase of office furniture, equipment and computer software of $20,504 used in the daily operations of the Company.

For the year ended December 31, 2003, cash provided by financing activities was $750,000 and was attributable to proceeds from notes payable. For the year ended December 31, 2002, cash provided by financing activities was $1,580,550 and was attributable from proceeds of equity raises of $2,875,625 from the sale of common stock offset by costs related to the sale of securities of $340,075, the net repayment of notes payable of $952,500 and the repayment of advances to shareholders of $2,500.

As a result of the above, total cash decreased by $151,095 during the 2003 period.

Since our inception, we have been engaged in research development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of 1999 and have been generating revenues since the fourth quarter of 1999. We have completed development of our second and third generation product, and have recognized revenue on their sales since the year ended December 31, 2000. We have also recognized revenue for consulting fees since the third quarter of 2000. We will continue to make enhancements to our second-generation product so that it will support a larger database, and enable us to market CheckPrint T/A to larger companies, resulting in a greater profit margin to us. We will continue to develop other products and services relating to biometrics, security, data management, explosive detection, and consulting services.

Based upon purchase orders we have received, anticipated future product sales and cash on hand, we believe that we will have the need for additional capital investment and are actively pursuing additional outside capital investments that will be necessary to meet our cash flow needs over the next twelve months. Additionally, in order to remain competitive in the marketplace, we must develop new products and enhance our existing products. Should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Subsequent to December 31, 2003, we are currently engaged in the private placement of an equity raise comprising of 200 units at $10,000 per unit. The terms of the private placement are common shares offered at a minimum of $.20 per share and a maximum of $.25 per share. Each purchaser is entitled to warrants in the amount of 1/2 of the common shares purchased at a price of %.50 exercisable for five years from the date of investment. To date, we have not accepted any funds under this private placement of our common stock.

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

   o  Forecasts of future economic performance; and,

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

   o As an emerging technology company, the market price for our common stock is subject to wide fluctuations; and,

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company transactions have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenues as units of its product are delivered and installed to its customers.

MARKETABLE SECURITIES

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At December 31, 2003, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOURE STATEMENTS

None.

ITEM 8a. CONTROLS AND PROCEDURES

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names, positions held and ages of our executive officers and directors.

NAME                  AGE                       POSITION

Dore Scott Perler     43    Chief Executive Officer, President and Chairman
                            Vice President, Chief Financial Officer, Treasurer,
                            Secretary and Director

Andrew Goldrich       43    Director

Shawn Tartaglia       34    Vice President, Chief Technical Officer and Director

Julie Slater          44    Director

DORE SCOTT PERLER has served as our Chief Executive Officer, President and Chairman of our board of directors since July 1998. From May 1993 to July 1998, Mr. Perler was a founder, Director, and Vice President of Sales covering the Southeast United States and Latin America, for Latinrep, Inc., a manufacturer's representative organization. He assisted in the formation of Latin Channels, a trade show for Latin American distributors.

ANDREW GOLDRICH has served as our Vice President, Chief Financial Officer, Treasurer, Secretary and a Director since July 1998. From January 1984 to July 1998, Mr. Goldrich was Vice President of Sales and Finance for Sassy Knitting Mills, Inc., a privately held garment manufacturer. He was a founder of Sassy Knitting Mills, where he implemented a national sales force and was responsible for overall financial and marketing activities.

SHAWN TARTAGLIA has served as our Vice President, Chief Technical Officer and Director since July 1998. From November 1997 to July 1998, Mr. Tartaglia was Manager of Information Systems for CompScript, Inc., a privately held pharmaceutical provider. From February 1993 to November 1997, Solopak Pharmaceuticals, a privately held pharmaceutical supplier, employed him as its Systems and Telecommunications Manager.

JULIE SLATER has served as a Director on our board of directors since January 1999. From 1984 and continuing until the present, Ms. Slater has been Vice President of All Eyes Optical, a privately held optometry and retail eyewear provider. She is the sister-in-law to our Chief Executive Officer, Dore Perler.

ADVISORY BOARDS AND KEY CONSULTANTS

We have established two non binding advisory boards: an Operations Advisory Board and the Executive Operation Board. The Operations Advisory Board makes suggestions to the Board of Directors regarding hardware, engineering and manufacturing. The Executive Advisory Board makes suggestions to the Board of Directors regarding strategic goals and objectives of the organization.

We have also engaged several consultants who have played significant roles for us since our inception. The members of our advisory boards and consultants are:

ALEX SCHLINKMANN is a member of our Operations Advisory Board and a consultant. Mr. Schlinkmann has been a consultant to us, through Test Systems Engineering, since July 1998. Since 1991 he has been President and Design Engineer for Test Systems Engineering. He has helped with the design of several components of our hardware housing, given advice on best manufacturing methods and constructed prototypes of new hardware housings and components.

JAMIE SCHLINKMANN is also a member of our Operations Advisory Board and a consultant. Mr. Schlinkmann is the brother of Alex Schlinkmann, and has been a consultant to us since July 1998. Since 1991 he has been Vice President and Design Engineer for Test Systems Engineering. He has also helped with the design of several components of our hardware housing, given advice on best manufacturing methods and constructed prototypes of new hardware housings and components.

PHILIP KENDAL is a member of our Executive Advisory Board and a consultant. Mr. Kendal is a successful business professional and currently serves as the Chairman of G-Com2 Solutions, which provides systems and services are designed to expedite document preparation and reduce production time and cost. This value-added process dramatically benefits its clients in the mutual fund, commercial and association industries.

DR. PANOS DATSKOS is also a member of our Executive Advisory Board. Dr. Datskos is a scientist at Oak Ridge National Laboratory and serves as a liaison between Sense and the laboratory. He advises the Board of Directors with regards to the MEMS technology currently under license.

The Advisory Board positions are voluntary and each member is an equity owner in Sense.

BOARD OF DIRECTORS

All Directors serve for one year or such longer time until their successors are elected and qualify. Directors do not receive compensation for serving on any particular Board. The Board of Directors appoints officers and terms of office are, unless otherwise stated in employment contracts, at the discretion of the Board of Directors.

Pursuant to a Private Placement Agreement, wherein Joseph Stevens and Company, Inc., ("Joseph Stevens") acted as a placement agent and assisited in raising $750,000 for us from individual investors in 2001, Joseph Stevens has the right to designate one member to our board of directors or, in lieu thereof, appoint one observer to our board of directors until not later than March 26, 2006. To date, Joseph Stevens has not designated a director or observer. We have agreed to reimburse such designee for out-of-pocket expenses incurred in connection with attending meetings of our board of directors.

BOARD COMMITTEES

We do not as yet have an audit committee or a compensation committee. Our Board of Directors, by majority, handles the tasks of unformed board committees. No members of our board are independent. In addition we have not as yet adapted an ethics policy but we expect to formulate one in the near future.

EMPLOYMENT AGREEMENTS AND COMPENSATION PACKAGES

Employment Agreements

In December 2002, the Company entered in to two-year employment contracts with its Chief Executive Officer, Chief Financial Officer and Chief Technology Officer. Specific terms are detailed below.

Dore Perler. Pursuant to his employment agreement with us, Mr. Perler renders full-time professional services to Sense in the capacity of Chief Executive Officer. He is obligated, at all times, to faithfully, industriously and to the best of his ability, perform all duties set forth in Sense bylaws and in policy statements of the board of directors.

Mr. Perler's functions as CEO include: implementation of the strategic goals and objectives of the organization; enabling the Board to fulfill its governance function; giving direction and leadership toward the achievement of the organization's philosophy, mission, strategy, and its annual goals and objectives; Oversees design, marketing, promotion, delivery and quality of programs, products and services; Recommends yearly budget for Board approval and prudently manages organization's resources within those budget guidelines according to current laws and regulations; Effectively manages the human resources of the organization according to authorized personnel policies and procedures that fully conform to current laws and regulations; and, Assures the organization and its mission, programs, products and services are consistently presented in strong, positive image to relevant stakeholders.

In consideration for these services as Chief Executive Officer, Sense pays Mr. Perler a salary of $125,000 per annum or such higher figures shall be agreed upon at an annual review of his compensation and performance by the board. This annual review occurs three months prior to the end of each year of the contract for the express purpose of considering increments. In addition, Perler is provided a car allowance of up to $ 400.00 per month, or lease.

Andrew Goldrich. Pursuant to his employment agreement with us, Mr. Goldrich renders full-time professional services to Sense in the capacity of Chief Financial Officer. He is obligated, at all times, to faithfully, industriously and to the best of his ability, perform all duties set forth in Sense bylaws and in policy statements of the board of directors.

Mr. Goldrich's functions as CFO include: Providing direction and oversight of all the financial activities of the corporation including preparation of current financial reports as well as summaries and forecasts for future business growth and general economic outlook; Directs the preparation of all financial reports, including income statements, balance sheets, reports to shareholders, tax returns, and reports for government regulatory agencies; Oversees accounting departments, budget preparation, and audit functions. Meets regularly with department heads to keep informed and to offer direction; Reviews reports to analyze projections of sales and profit against actual figures, budgeted expenses against final totals, and suggests methods of improving the planning process as appropriate; Analyzes company operations to pinpoint opportunities and areas that need to be reorganized, down-sized, or eliminated; Confers with president, vice president of sales, vice president of manufacturing, and division leaders to coordinate and prioritize planning; Studies long-range economic trends and projects company prospects for future growth in overall sales and market share, opportunities for acquisitions or expansion into new product areas. Estimates requirements for capital, land, buildings, and an increase in the work force; Supervises investment of funds; works with banks and/or investment bankers to raise additional capital as required for expansion.

In consideration for these services as Chief Financial Officer, Sense pays Mr. Goldrich a salary of $125,000 per annum or the Board shall agree upon such higher figures at an annual review of his compensation and performance. This annual review shall occur three months prior to the end of each year of the contract for the express purpose of considering increments. The amount of $115,000 shall be payable in accordance to Sense current pay period standards for employees. In addition, Sense will provide a car allowance of up to $ 400.00 per month, or lease.

Shawn Tartaglia. Pursuant to his employment agreement with us, Mr. Goldrich renders full-time professional services to Sense in the capacity of Chief Technical Officer. He is obligated, at all times, to faithfully, industriously and to the best of his ability, perform all duties set forth in Sense bylaws and in policy statements of the board of directors.

Mr. Tartaglia's functions as CFO include: Reporting to President and Board of Directors, issues affecting company objectives and the impact of technology; Leveraging Technology department and tools against company objectives; Working as part of the Executive Committee to ensure technology support and direction in alignment with company and customer needs; Anticipating and fulfills all technological needs, including internal network support, electrical and telephonic infrastructure, web hosting, software and database coding and development; Researching, evaluating and negotiating with outside partners for technological support; Leading and coaching members of the Technology department; Evaluating resources, preparing departmental budget; Scheduling and coordinating all group personnel and resources; and, Implementing technology solutions that can accelerate strategy execution.

In consideration for these services as Chief Technical Officer, Sense pays Mr. Tartaglia a salary of $96,000 per annum or the Board shall agree upon such higher figures at an annual review of his compensation and performance. This annual review shall occur three months prior to the end of each year of the contract for the express purpose of considering increments. The amount of $96,000 shall be payable in accordance to Sense current pay period standards for employees.

Incentive Compensation

In addition to the base salary, each of our executives who have employment agreements with us are entitled to receive, as incentive compensation in respect of each calendar year (or portion thereof) of the Company, an amount determined in accordance with any bonus or short term incentive compensation program (which may be based upon achieving certain specified performance criteria) which may be established by the board. The Company's Board of Directors shall review the determination as to the amounts of any awards available to our executives under these programs at least annually. The review shall ensure that such amounts are competitive, and comparable, with awards granted to similarly situated executives of publicly held companies comparable to the Company.

Other Benefits

The employment agreements with our executives also provide other benefits. Executives receive 10 paid vacation days and such other paid holidays in accordance with Sense's policy. In addition, they are compensated in accordance with Sense's disability policies. An executive may receive up to six (6) months salary continuation will be provided in such an instance to supplement short-term disability. An executive may be granted permission to be absent from Sense during working days to attend professional meetings and to attend to such outside professional duties in the biometrics field as have been mutually agreed upon. Attendance at such approved meetings and accomplishment of approved professional duties shall be fully compensated service time and shall not be considered vacation time. We shall reimburse the executive for all expenses incurred by the executive incident to attendance at approved professional meetings and such entertainment expenses incurred by the executive in furtherance of Sense's interests, provided, however, that such reimbursement is approved by the Board of Directors. We pay dues to professional associations and societies and to such service organizations and clubs of which the executive is a member, which has been approved by the Board of Directors as being in the best interests of Sense. The executives receive all other fringe benefits to which all other employees of Sense are entitled.

Insurance

All of our executives are covered under our general liability insurance policy for all acts done by him in good faith as an officer throughout the term of their contracts with us. Sense does not have an additional insurance policy covering its Directors and Officers. We also provide comprehensive health and major medical insurance for our executives and their families, according to Sense's benefit package.

Termination

In the event of involuntary termination without "cause" or disability, each executive will be entitled to the following compensation for the succeeding 24 months following the date of termination:

   o Two hundred (200%) percent of the executive's base compensation in effect on the date of the employment termination; plus

   o Two hundred (200%) percent of the executive's annual incentive bonus earned on a quarterly basis as of the date of the termination, assuming the executive was employed on the last day of the quarter in which termination of employment occurred.

In the event the executive is terminated for "cause" the executive will be entitled to any unpaid salary through the date of termination and deferred compensation will be forfeited. In the event there is a "Change in Control", the Company will be required to pay the executive a lump sum equal to 299% of the executive's base compensation in effect on the date of employment plus 299% of the executive's prior year incentive bonus. The executives may, at their discretion, elect to terminate the contract the executive must give the board 90 days written notice and the executive would not be entitled to severance benefits.

Indemnification

Our Articles of Incorporation further provide for the indemnification of any and all persons who serve as our director, officer, employee or agent to the fullest extent permitted under Florida law. Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission, this indemnification is against public policy as expressed in the securities laws, and is, therefore unenforceable.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us for each of the three fiscal years ended December 31, 2002, to: (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002:

                                Fiscal                           Other Annual                     LTIP     All Other
Name and Principal Position      Year       Salary      Bonus    Compensation     Options/ (#)    Payouts  Compensation
---------------------------      ----       -------     -----    ------------     ------------    -------  ------------
Dore Scott Perler, CEO           2003      $125,000       -           -                -             -         -
                                 2002      $101,250       -           -             150,000          -         -
                                 2001      $ 93,000       -           -             650,000          -         -

Andrew Goldrich, VP              2003      $125,000
                                 2002      $101,250       -           -             150,000          -

OPTION GRANTS IN LAST FISCAL YEAR

There were no grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2003 to (a) our President and Chief Executive Officer; or (b) any of our executive officers that earned more than $100,000 during the fiscal year ended December 31, 2003.

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

Under the stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. Our board of directors currently administers the 1999 stock option plan.

Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of April 13, 2004 we have granted options to purchase 1,465,000 shares under the 1999 stock option plan. There are 35,000 shares remaining under the 1999 stock option plan and none of the options granted to date have been exercised.

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

Under the 2001 plan we may grant incentive stock options only to key employees and employee directors. We may grant non-qualified options and issue direct stock awards to our employees, officers, directors and consultants. Our Board of Directors currently administers the 2001 equity compensation plan.

Subject to the provisions of the 2001 plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2001 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of April 13, 2004, we have granted options or awarded shares in the amount of 1,703,270 under the 2001 plan. Under the 2001 plan and there are 296,730 shares remaining and none of the options granted to date have been exercised.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003 to (a) our President and Chief Executive Officer; and (b) each of our executive officers that earned more than $100,000 during the fiscal year ended December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                            Number of
                                                                           Securities            Value of
                                                                           Underlying           Unexercised
                             Shares                                        Unexercised         In-The-Money
                            Acquired                                      Options/SARs         Options/SARs
                               On                         Value           At FY-End (#)        At FY-End ($)
                            Exercise                    Realized          Exercisable/         Exercisable/
      Name                     (#)                         ($)            Unexercisable        Unexercisable
      ----                -------------               -------------       -------------        -------------
Dore Scott Perler, CEO         -                            -              800,000/-0-         -$265,000/-0-

Andrew Goldrich, VP            -                            -              800,000/-0-         -$265,000/-0-

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

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

As authorized by the Florida Business Corporation Law, our Articles of Incorporation provide that none of our directors shall be personally liable to for monetary damages for breach of fiduciary duty as a director, to shareholders, except liability for:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 13, 2004, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

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

Except, as other wise required by Securities and Exchange Commission rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

   o 2,451,333 shares of common stock issuable upon exercise of options that have been granted; and

   o 5,952,590 shares of common stock issuable upon exercise of outstanding purchase warrants.

 Name and Address of              Amount and Nature of                Percentage
   Beneficial Owner               Beneficial Ownership                 of Class
 ------------------               --------------------                ----------
Dore S. Perler                     2,094,723 shares(1)                   10.21%
9400 S.W. 49th Place
Cooper City, FL 33328

Andrew Goldrich                    1,994,519 shares(1)                   9.77%
21653 Marigot Drive
Boca Raton, FL 33428

Shawn Tartaglia                      768,585 shares (2)                   4.00%
6888 Ashburn Road
Lake Worth, FL 33467

Julie Slater                          43,703 shares                         *
402 N.W. 118th Terrace
Coral Springs, FL 33071

Officers and Directors             4,901,530 shares (3)                  21.02%
as a group (4 persons)

* Less than 1%.

(1) Includes 800,000 shares issuable upon exercise of currently exercisable options.

(2) Includes 575,000 shares issuable upon exercise of currently exercisable options

(3) Includes 2,175,000 shares issuable upon exercise of currently exercisable options.

The following table sets forth, as of April 13, 2003, information known to us relating to shares, options, warrants and rights issued under existing equity compensation plans.

                                   (a)                          (b)                          (c)
                              Number of securities      Weighted-average        Number of Securities remaining
                              issued or to be           exercise price of       available for future
                              issued upon exercise      outstanding             issuance under equity
                              of outstanding options    options, warrants       compensation plans
                              warrants and rights       and rights              (excluding securities
  Plan Category                                                                 reflected in column (a))
  -------------               -------------------       ------------------      ------------------------------
1999 Equity Compensation         1,465,000                    $.46                       35,000
Plan approved by security
Holders

2001 Equity Compensation         1,703,270                    $.74                       296,730
Plan approved by security
Holders

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years 2000, 2001 and 2002, Dore Perler was loaned $42,000, Andrew Goldrich was loaned $24,500 and Shawn Tartaglia was loaned $1,722. At that time the officers were receiving salaries well below the market value for their services rendered. However, because revenues where minimal the officers elected to obligate themselves to loans from the company rather than take disbursements to compensate for their underpayment. As of December 31, 2003, the balances are still owed.

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

        10.18   Lease for Sunrise Office. (4)
        10.19   2001 Equity Compensation Plan (3)
        10.20 Employment Agreement between the Company and Dore Scott Perler as of December 16, 2002(5)
        10.21 Employment Agreement between the Company and Andrew Goldrich as of December 16, 2002 (5)
        10.22 Employment Agreement between the Company and Shawn Tartaglia as of December 16, 2002(5)
         31.1   Certification of CEO dated April 14, 2004 (5)
         31.2   Certification of CFO dated April 14, 2004 (5)
         32.1   Certification of CEO dated April 14, 2004 (5)
         32.2   Certification of CFO dated April 14, 2004 (5)

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

        (4) Previously filed with Form 10-KSB

        (5) Filed herewith

B. REPORTS ON FORM 8-K:

The following reports on Form 8-K were filed during the last reporting year:

None

Subsequent to year-end the following reports on Form 8-K were filed:

Form 8-K on March 24, 2004 disclosing a purchase option agreement to purchase the DUTU patent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $28,000 and $29,000, respectively.

AUDIT-RELATED FEES

For fiscal 2003 and 2002, the Company's auditors billed for service related to an SB-2 registration filing with the SEC in the amount of $1,500 and $19,700 respectively. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $1,500 and $1,500 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

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


Date:   April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Capacity                       Date


 /s/ Dore Scott Perler     Director, Chief Executive Officer      April 14, 2004
 ---------------------     and President (Principal Executive
 Dore Scott Perler         Officer)


 /s/ Andrew Goldrich       Chief Financial Officer and Director   April 14, 2004
 ---------------------     (Principal Financial and Accounting
 Andrew Goldrich           Officer)


 /s/ Shawn Tartaglia       Chief Technical Officer and Director   April 14, 2004
 ---------------------
 Shawn Tartaglia


 /s/ Julie Slater          Director                               April 14, 2004
 ---------------------
 Julie Slater

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Independent Auditors' Report..............................................F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet at December 31, 2003........................F-3

   Consolidated Statements of Operations for the
    years ended December 31, 2003 and 2002................................F-4

   Consolidated Statements of Changes in Stockholders' Deficit
    for the years ended December 31, 2003 and 2002........................F-5

   Consolidated Statements of Cash Flows for the
    years ended December 31, 2003 and 2002................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders:
 Sense Holdings. Inc.

We have audited the accompanying consolidated balance sheet of Sense Holdings, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sense Holdings, Inc. and Subsidiary, as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $328,580 at December 31, 2003, and has an accumulated deficit of $7,727,771. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 /s/Sherb & Co., LLP
                                                    Sherb and Co., LLP
New York, New York                                  Certified Public Accountants
March 15, 2004

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

Current assets:
 Cash and cash equivalents ....................................     $    91,484
 Marketable securities ........................................          68,354
 Accounts receivable, net of allowance
  for doubtful accounts of $47,783 ............................         160,226
 Inventories ..................................................          85,789
 Advances - shareholders ......................................          68,722
 Prepaid expenses .............................................           8,472
 Other current assets .........................................           9,807
                                                                    -----------
           Total current assets ...............................         492,854

Property and equipment, net ...................................          36,798
                                                                    -----------
           Total assets .......................................     $   529,652
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable .............................................     $    64,075
 Accrued expenses .............................................          82,879
 Notes payable ................................................         674,480
                                                                    -----------
           Total current liabilities ..........................         821,434

Stockholders' deficit:
 Common stock, $.10 par value, 100,000,000
  shares authorized; 18,303,515 shares
  issued and outstanding ......................................       1,830,352
 Additional paid-in capital ...................................       5,840,200
 Accumulated deficit ..........................................      (7,727,771)
 Deferred compensation ........................................        (234,563)
                                                                    -----------
           Total stockholders' deficit ........................        (291,782)
                                                                    -----------
           Total liabilities and stockholders' deficit ........     $   529,652
                                                                    ===========

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Years Ended December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
Sales ........................................    $    444,147     $    145,363

Cost of goods sold ...........................         169,681           49,532
                                                  ------------     ------------
Gross profit .................................         274,466           95,831
                                                  ------------     ------------
Operating expenses:
 Depreciation and amortization ...............          43,119          112,620
 Research and development ....................         203,546          473,019
 General and administrative ..................       1,162,558        1,173,683
 Impairment of license agreement .............         117,072          216,246
                                                  ------------     ------------
         Total operating expenses ............       1,526,295        1,975,568
                                                  ------------     ------------
Loss from operations .........................      (1,251,829)      (1,879,737)

Other income (expense):
 (Loss) gain on sale of securitie ............         (11,401)           4,538
 Interest expense, net .......................        (143,272)        (693,100)
 Unrealized gain (loss) on securities ........          (3,173)          (4,516)
                                                  ------------     ------------
        Total other income (expense) .........        (157,846)        (693,078)
                                                  ------------     ------------
Net loss .....................................    $ (1,409,675)    $ (2,572,815)
                                                  ============     ============


Net loss per common share -
 basic and diluted ...........................    $      (0.08)    $      (0.17)
                                                  ============     ============
Weighted average number of shares
   outstanding - basic and diluted ...........      16,907,464       14,885,668
                                                  ============     ============

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                              Common Stock,
                                             $.10 Par Value
                                       -------------------------   Additional                                  Total
                                        Number of                    Paid-in      Deferred    Accumulated  Stockholders'
                                          Shares       Amount        Capital    Compensation    Deficit      Deficit
                                       -----------   -----------   -----------  ------------  -----------   -----------
Balance, December 31, 2001 ............ 11,918,136   $ 1,191,813   $ 3,037,181  $         -   $(3,745,281)  $   483,713

Sale of common stock, net .............  4,110,834       411,083     2,124,467            -             -     2,535,550

Issuance of common stock for services .    305,435        30,544       184,265      (18,216)            -       196,593

Amortization of deferred compensation .          -             -             -       14,168             -        14,168

Issuance of common stock for settlement     15,000         1,500         5,400            -             -         6,900

Issuance of common stock in connection
 with note payable ....................     30,000         3,000        19,500            -             -        22,500

Shares issued for conversion of notes
 payable ..............................    277,500        27,750       116,550            -             -       144,300

Net loss for the year .................          -             -             -            -    (2,572,815)   (2,572,815)
                                       -----------   -----------   -----------  -----------   -----------   -----------


Balance, December 31, 2002 ............ 16,656,905     1,665,690     5,487,363       (4,048)   (6,318,096)      830,909

Grant of stock warrants and options
 issued for services ..................          -             -        81,897            -             -        81,897

Grant of stock warrants in connection
 with notes payable ...................          -             -       120,832            -             -       120,832

Common stock issued for services ......  1,661,610       166,162       148,608     (250,200)            -        64,570

Cancelled shares ......................    (15,000)       (1,500)        1,500            -             -             -

Amortization of deferred compensation .          -             -             -       19,685             -        19,685

Net loss for the year .................          -             -             -            -    (1,409,675)   (1,409,675)
                                       -----------   -----------   -----------  -----------   -----------   -----------


Balance, December 31, 2003 ............ 18,303,515   $ 1,830,352   $ 5,840,200  $  (234,563)  $(7,727,771)  $  (291,782)
                                       ===========   ===========   ===========  ===========   ===========   ===========

       See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended December 31,
                                                      -------------------------
                                                         2003           2002
                                                      -----------   -----------
Cash flows from operating activities:
 Net loss ..........................................  $(1,409,675)  $(2,572,815)
 Adjustments to reconcile net loss to
  net cash used in operations:
  Depreciation and amortization ....................       43,119       112,620
  Bad debt expense .................................       18,919        13,500
  Common stock, warrants and options
   issued for services and interest ................      146,467       210,761
  Common stock issued in connection with
   note payable ....................................            -        22,500
  Common stock issued for settlement ...............            -         6,900
  Common stock issued for interest .................            -        51,800
  Amortization of discount of notes
   payable .........................................       45,312             -
  Amortization of deferred financing
   costs ...........................................            -       568,844
  Amortization of deferred compensation ............       19,685             -
  Loss (gain) on sale of investments ...............       11,401        (4,538)
  Unrealized loss on investments ...................        3,173         4,516
  Loss on impairment of license agreement ..........      117,072       216,246

 Changes in assets and liabilities:
  Accounts receivable ..............................     (112,662)      (26,480)
  Allowance for doubtful accounts ..................       (4,636)            -
  Inventories ......................................       37,320        (3,938)
  Prepaid expenses .................................        5,416        87,783
  Other assets .....................................        2,369       (11,876)
  Accounts payable .................................      (19,910)     (169,387)
  Accrued expenses .................................       75,179       (35,167)
                                                      -----------   -----------
                   Total adjustments ...............      388,224     1,044,084
                                                      -----------   -----------
Net cash used in operating activities ..............   (1,021,451)   (1,528,731)
                                                      -----------   -----------
Cash flows from investing activities:
 Purchases of marketable securities ................     (183,752)   (4,941,464)
 Proceeds from sales of marketable
  securities .......................................      330,498     4,711,814
 Purchase of equipment and software ................      (26,390)      (20,504)
                                                      -----------   -----------
Net cash flows provided by (used in)
 investing activities ..............................      120,356      (250,154)
                                                      -----------   -----------
Cash flows from financing activities:
 Proceeds from notes payable .......................      750,000             -
 Repayment of notes payable ........................            -      (962,500)
 Repayment of advances to shareholders .............            -        10,000
 Advances to shareholders ..........................            -        (2,500)
 Proceeds from the sale of common stock ............            -     2,875,625
 Costs associated with sale of common
  stock ............................................            -      (340,075)
                                                      -----------   -----------
Net cash flows provided by financing
 activities ........................................      750,000     1,580,550
                                                      -----------   -----------
Net decrease in cash ...............................     (151,095)     (198,335)

Cash and cash equivalents - beginning
 of year ...........................................      242,579       440,914
                                                      -----------   -----------
Cash and cash equivalents - end of year ............  $    91,484   $   242,579
                                                      ===========   ===========
                                                                    (continued)
                 See notes to consolidated financial statements.

                                       F-6A

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                       Years Ended December 31,
                                                      -------------------------
                                                         2003           2002
                                                      -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest ......................................  $    26,535   $   105,700
                                                      ===========   ===========
     Income taxes ..................................  $         -   $         -
                                                      ===========   ===========
Non-cash investing and financing activities:
  Common stock issued for conversion
   of notes payable ................................  $         -   $    92,500
                                                      ===========   ===========



                 See notes to consolidated financial statements.

                                       F-6B

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

On May 31, 2001, the Company acquired 100% of the outstanding stock of Micro Sensor Technologies, Inc. ("Micro Sensor") in exchange for 2,000,000 shares of the Company's common stock, thereby indirectly acquired the rights and obligations of Micro Sensor under various agreements to which it is a party, including a Patent License Agreement

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material inter-company transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At December 31, 2003, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the estimated fair value. For the years ended December 31, 2003 and 2002, net unrealized losses related to investments held for trading were $3,173 and $4,516, respectively.

As of December 31, 2003, marketable securities consisted of U.S. Treasury Securities with a market value of $29,144 and municipal bonds with a market value of $39,210.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Inventories

Inventories are stated at the lower of average cost or market and consist of raw materials and finished goods.

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

Revenue Recognition

The Company recognizes revenue as units of its product are delivered and installed to the customer.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Impairment of long-lived assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Research and Development

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software. Research and development costs for the years ended December 31, 2003 and 2002 were $203,546 and $473,019, respectively.

License Agreement

License agreement is stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of five years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors. For the years ended December 31, 2003 and 2002, amortization of the license agreement amounted to $32,928 and $107,196, respectively. In the fourth quarter of 2003, based on an impairment test, the Company decided to write-off the remaining unamortized licensing fee of $117,072. The decision to recognize an impairment loss was made in light of the subsidiary's inability to generate a profit from this licensing agreement, the length of time estimated for us to recover the initial investment, and the uncertainty of market conditions and business performance.

Stock Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Warranty Obligations

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company's prior claims history. Actual warranty costs incurred are charged against the accrual when paid.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and notes payable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company maintains its cash balances at quality financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, the Company's cash balances did not exceed the insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2003, and, generally, does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

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

The following table presents a reconciliation of basic and diluted earnings per share:

                                                       2003             2002
                                                   -----------     ------------

Net (loss) income .............................    $(1,409,675)    $ (2,572,815)
                                                   ===========     ============
(Loss) income available to common shares ......    $(1,409,675)    $ (2,572,815)
                                                   ===========     ============
Weighted average shares outstanding
 - basic and diluted ..........................     16,907,464       14,885,668
                                                   ===========     ============
 EPS - Basic and diluted ......................    $     (0.08)    $      (0.17)
                                                   ===========     ============

As of December 31, 2003, 8,922,590 common stock options and warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the years ended December 31, 2003 and 2002, the Company incurred losses from operations of $1,409,675 and $2,572,815, respectively. During the years ended December 31, 2003 and 2002, the Company had negative cash flows from operations in the amount of $1,021,451 and $1,528,731, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - MAJOR CUSTOMERS

Substantially all of the sales during the year ended December 31, 2003, were derived from four customers. These same four customers accounted for 80% of the outstanding accounts receivable at December 31, 2003.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - INVENTORIES

At December 31, 2003 inventories consists of:

                            Raw materials   $67,989
                            Finished goods   17,800
                                            -------
                                            $85,789
                                            =======

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain shareholders have received funds from the Company in the form of demand notes bearing no interest. During the periods ended December 31, 2003 and 2002 the Company advanced shareholders $0 and $2,500, respectively. During the same periods, the shareholders made repayments to the Company of $0 and $10,000, respectively. At December 31, 2003 and 2002, the balance on the amount owed to the Company was $68,722 and $68,722, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of the following:

                                           Estimated life

Computer equipment and software               3-5 years          $       41,585
Furniture and fixtures                         7 years                   19,104
Less: Accumulated depreciation and
amortization                                                            (23,891)
                                                                   -------------
                                                                 $        36,798
                                                                   =============

For the years ended December 31, 2003 and 2002, depreciation expense amounted to $6,024 and $5,424, respectively. For the year ended December 31, 2003, amortization expense related to the computer software amounted to $4,167.

NOTE 7 - ACQUISITION

On May 31, 2001, the Company acquired 100% of the outstanding stock of Micro Sensor Technologies, Inc. ("Micro Sensor") in exchange for 2,000,000 shares of the Company's common stock. The Company accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Micro Sensor have been included in the Company's consolidated financial statements since the date of acquisition. The Company valued the shares exchanged at $0.38 per share, the fair value at the acquisition date, or $760,000. The purchase price exceeded the fair value of assets acquired by $535,972. The excess had been recorded as a license agreement and was being amortized on a straight-line basis over five years.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - ACQUISITION (continued)

Management determined that, as of December 31, 2002, a write-down of the license agreement related to the acquisition of Micro Sensor was necessary as the Company's projections of future operating results indicated impairment. Based on such projections and other analysis the Company took an impairment charge of $216,246 related to the Micro Sensor license agreement. This amount is included in the statement of operations under "Impairment of license agreement." The remaining license agreement as of December 31, 2002 totaling $150,000 was amortized in 2003 in the amount of $32,928. In the fourth quarter of 2003, based on an impairment test, the Company decided to write-off the remaining unamortized licensing fee of $117,072. The decision to recognize an impairment loss was made in light of the subsidiary's inability to generate a profit from this licensing agreement, the length of time estimated for us to recover the initial investment, and the uncertainty of market conditions and business performance.

NOTE 8 - NOTES PAYABLE

On August 31, 2001, the Company issued promissory notes in the amount of $1,055,000 in connection with a private placement. The notes bear interest at 10% per annum. In November 2001, the note agreements were amended. The maturity date of the notes was extended from an original maturity date of March 1, 2002 to September 1, 2002. Additionally, each note payable was convertible into common stock at a conversion price of $.75 per share or an aggregate of 1,406,661 shares of common stock. The beneficial conversion feature present in the issuance of the promissory notes as determined on the date of issuance of the Company's common stock totaled $70,000. This amount was recorded as deferred financing costs and amortized over the life of the notes. For the years ended December 31, 2003 and 2002, $0 and $46,667, respectively, was charged to interest expense. In September 2002, the Company's outstanding notes payable of $1,055,000 along with accrued interest of $105,000 was retired with a cash payment of $1,068,200 and the issuance of 277,500 shares of its common stock at $.52 per share. The Company recorded additional interest expense of $51,800 in the year ended December 31, 2002 in connection with the conversion of a portion of the notes principal balance.

During the year ended December 31, 2003 the Company raised capital, from accredited investors, under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.35 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 1, 2003. The principal and any unpaid accrued interest are due on August 13, 2004. As of December 31, 2003, the Company received funds in the amount of $750,000 in connection with the private placement and has issued 375,000 in purchase warrants. In connection with this transaction, the Company issued warrants to purchase 150,000 shares of common stock, as compensation to the placement agent. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.38 or $57,615 and recorded as additional interest expense.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - NOTES PAYABLE (continued)

On August 12, 2003 the Company amended the private placement and reduced the exercise price of the warrants to $.16 per share. All other terms of the offering remained in effect. As the Company raised the maximum amount of funds as described the private placement, the offering was closed on August 12, 2003.

In connection with the warrants issued with the notes, the Company recorded imputed interest in the amount of $120,832 that will be amortized over the life of the notes. For the year ended December 31, 2003 the amount of imputed interest charged to interest expense was $45,312. As of December 31, 2003, the notes payable were $750,000 and was netted against the $75,520 corresponding asset imputed interest, therefore $674,480 appears on the face of the balance sheet. The Company has accrued interest in the amount of $18,974 in connection with the notes.

NOTE 9 - COMMITMENTS

Operating Lease

The Company leases office space under an operating lease commencing March 1, 2002. The lease terminates on February 28, 2005. At December 31, 2003, minimum rental commitments are as follow:

                     2004                       $ 41,741
                     2005                          7,305
                                                --------
                                                $ 49,046
                                                ========

For the years ended December 31, 2003 and 2002 rent expense was $59,549 and $56,688, respectively.

License Agreement

On August 27, 2001, the Company entered into a license agreement with a software development company. Under the terms of the agreement, the Company has been granted a non-exclusive, non-transferable right to incorporate, use, copy, reproduce, market, sell, and distribute the software company's technology in its identification systems. The agreement expires on August 31, 2004 and may be renewed for an additional year. The Company paid an initial transfer fee of $25,000 and is required to pay an annual maintenance fee of $15,300. In addition, the Company is required to pay royalty fees in the amount of between $10 and $25 per system sold, depending on the quarterly volume. Under the terms of the original agreement the Company was required to pay a minimum quarterly royalty fee of $25,000 beginning in 2003. In December 2002, both parties agreed to amend the agreement and reduced the required minimum quarterly royalty fee to $5,000 beginning in 2003.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - EMPLOYMENT AGREEMENTS

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

NOTE 11 - INCOME TAXES

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

                                                 Year Ended December 31,
                                                 2003              2002
                                              ----------        ----------

Tax benefit computed at statutory rate .....  $(479,000)        $(874,700)
                 Permanent differences .....     85,500           204,000
    State income taxes, net of benefit .....    (20,000)          (66,400)
       Income tax benefit not utilized .....    413,500           737,100
                                              ---------         ---------

                Net income tax benefit .....  $       -         $       -
                                              =========         =========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - INCOME TAXES, CONTINUED

The Company has a net operating loss carry forward for tax purposes totaling approximately $5,300,000 at December 31, 2003, expiring through the year 2023. Such amounts could be subject to the limitations under Section 382 of the Internal Revenue Code relating to changes in ownership.

Listed below are the tax effects of the items related to the Company's net tax asset:
                                                            December 31,
                                                        2003           2002
                                                    -----------     -----------

Tax benefit of net operating loss carryforward .    $ 1,846,500     $ 1,483,000
Impairment of license agreement ................         42,000               -
Other ..........................................          8,000               -
Valuation Allowance ............................     (1,896,500)     (1,483,000)
                                                    -----------     -----------
Net deferred tax asset recorded ................    $         -     $         -
                                                    ===========     ===========

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2003 and 2002, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $413,500 from the prior year.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock

On August 31, 2001, in connection with a promissory note, the Company issued 1,055,000 shares of common stock. The stock was issued having a fair market value on the date that the funds were received of $598,185. The amount was recorded as common stock and deferred financing costs, which are being amortized over the life of the notes. For the years ended December 31, 2003 and 2002, $0 and $398,790, respectively, was charged to interest expense.

Additionally, in connection with the offering, the Company issued to an investment banker for services provided in relation to securing the proceeds of this offering, 105,000 shares of its common stock and paid other fees of $125,545. The shares were valued $.57 per share, the fair value on the date of the issuance, or $59,535. The Company has recorded the total amount of $185,080 as deferred financing costs and is amortizing the costs over the life of the notes. For the years ended December 31, 2003 and 2002, $0 and $123,387, respectively, has been charged to interest expense.

On January 30, 2002, the shareholders of the Company approved an increase in the number of authorized shares to 40,000,000.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - STOCKHOLDERS' EQUITY, (continued)

Common Stock, continued

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

A former employee of the Company was issued 15,000 shares of common stock from the company's 2001 Equity Compensation Plan as settlement of a contractual dispute. An expense in the amount of $6,900 was recorded in connection with the settlement. During the quarter ended March 31, 2003 the Company canceled the same 15,000 shares of stock that were returned to the Company by the former employee in connection with the settlement.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - STOCKHOLDERS' EQUITY, CONTINUED

Common Stock, continued

During the quarter ended December 31, 2003, the Company issued 23,640 shares of its common stock for services rendered to an employee. The shares were issued at the fair value at the date of the issuance which were at prices ranging from $.21 to $.26. The Company recorded an expense of $5,625.

On November 17, 2003, in connection with two-year consulting agreements expiring on November 16, 2005, the Company issued 1,390,000 shares of common stock for services rendered and to be rendered in the future. The Company valued these shares at their market value on the date of issuance of $.18 per share and recorded non-cash compensation expense of $15,637 and deferred compensation of $234,563, which will be amortized over the service period.

On December 31, 2003, the Company issued 70,000 shares of common stock in connection with the payment of past due and future rent. The Company valued these shares at their market value on the date of issuance of $.25 per share and recorded rent expense of $14,583 and a prepaid asset of $2,917, which will be amortized over the rental period.

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

The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock at the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board,

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - STOCKHOLDERS' EQUITY, CONTINUED

Common Stock Option and Warrants, continued

by delivery of shares or a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2002, the Company had granted all 1,500,000 options under the 1999 stock option plan.

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

During 2002, the Company granted options to purchase 50,000 shares of common stock to certain employees of the Company under the 1999 Plan and 505,000 shares under the 2001 Plan. The options expire in two or three years from the grant date. The options are exercisable at per share prices ranging from $.45 to $.75 per share and $.45 to $.86 per share, respectively, which was the fair value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Option and Warrants, continued

2001 Equity Compensation Plan, continued

On July 15, 2003, the Company granted 25,000 options to a consultant for services rendered. The warrants expire 2 years from the date of grant and are exercisable at $0.18 per option. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.073 or $1,832 and recorded non-cash consulting expense.

In 2003 and 2002, the Company canceled 131,333 and 139,167 options, respectively, that were not exercised prior to expiration or termination of employment from employees.

The per-share weighted average exercise price of stock options granted during 2003 and 2002 was $0.18 and $0.78, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                                 2003          2002
                                                 ----        -------
     Expected dividend yield                      0%             0%
     Risk-free interest rate                     4.0%           4.0%
     Annualized volatility                       70%           108%
     Expected life, in years                      2            2-5

 Stock option activity for the years ended December 31, 2003 and 2002 is summarized as follows:

                                               Number of    Weighted average
                                                shares       exercise price
                                              ---------       -------------
      Outstanding at December 31, 2001         2,035,500   $      0.51
          Granted                                555,000          0.78
          Exercised                                 -                -
          Canceled                              (139,167)         0.51
                                              -----------      ------------

      Outstanding at December 31, 2002         2,451,333          0.57
          Granted                                 25,000          0.18
          Exercised                                   -             -
          Canceled                              (131,333)         0.57
                                              ------------     -----------

      Outstanding at December 31, 2003         2,345,000    $      0.56
                                               =========       ===========

The following table summarizes the Company's stock options outstanding at December 31, 2003:

                               Options outstanding and exercisable
                       --------------------------------------------------
                                            Weighted      Weighted
                                            average       average
          Range of                          remaining     exercise
       exercise price           Number         life         price
      ----------------         ---------     ---------     --------
       $      0.39-0.50        1,460,000       0.56        $  0.45
       $      0.57-0.69          395,000       2.43           0.63
       $      0.75-0.86          465,000       3.11           0.83
       $           0.18           25,000       1.50           0.18
                              -----------
                               2,345,000

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:

                                               Years Ended December 31,
                                        --------------------------------------
                                               2003                 2002
                                        -----------------   -------------------
    Net (loss):
     As reported                          $ (1,409,675)          $ (2,572,815)
     Pro forma                              (1,409,675)            (2,898,265)

    Diluted (loss) per common share:
     As reported                          $      (0.08)          $      (0.17)
     Pro forma                                   (0.08)                 (0.19)

During the year ended December 31, 2002 the Company granted 4,721,090 common stock purchase warrants through a private placement. The warrants are exercisable at prices ranging from $.50 to $1.50 per share.

During the year ended December 31, 2002, the Company canceled 50,000 common stock purchase warrants that were not exercised prior to expiration or termination of employment.

On September 19, 2003, the Company granted 100,000 warrants to a consultant for services rendered. The warrants expire 5 years from the date of grant and are exercisable at $0.55 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.22 or $22,450 and recorded non-cash consulting expense.

As of December 31, 2003, in connection with the private placement discussed in
Note 8, the Company granted 375,000 warrants to purchase 375,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. In connection with this transaction, the Company issued warrants to purchase 150,000 shares of common stock, as compensation to the placement agent. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.38 or $57,615 and recorded additional interest expense.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Option and Warrants, continued

Stock warrant activity for the years ended December 31, 2003 and 2002 is summarized as follows:

                                                   Number of   Weighted average
                                                    shares     exercise price
                                                   ---------    -------------
          Outstanding at December 31, 2001         1,281,500      $      0.98
              Granted                              4,721,090             1.19
              Exercised                                -                  -
              Cancelled                              (50,000)            0.98
                                                   ----------     -----------

          Outstanding at December 31, 2002         5,952,590             0.99
              Granted                                625,000             0.22
              Exercised                                    -                -
              Cancelled                                    -                -
                                                   ---------      -----------

         Outstanding at December 31, 2003          6,577,590      $      1.06
                                                   =========      ===========

The following table summarizes the Company's stock warrants outstanding at December 31, 2003:

                               Options outstanding and exercisable
                       --------------------------------------------------
                                            Weighted      Weighted
                                            average        average
          Range of                          remaining     exercise
       exercise price           Number        life          price
      ----------------         ---------    ---------     --------
      $       0.50-0.55        1,081,300        2.87         0.50
      $       1.25-1.50        4,971,290        3.07         1.28
      $           0.16           525,000        4.50         0.16
                               -----------
                               6,577,590

NOTE 13 - SUBSEQUENT EVENTS

During January and February 2004, the Company issued 10,000 shares of the Company's common stock to a consultant in consideration for services rendered during the months of January and February 2004.

On March 1, 2004, the Company entered into an agreement with a third party inventor to acquire all rights, title and interest in this patent for $1,500,000. The Company was granted a three month option to raise the funds required to acquire this patent. Simultaneously, the Company entered into a consulting agreement with this inventor whereby the Company is required to pay $10,000 per month. The option period can be extended for one additional three-month period. An additional three-month extension is permitted with the additional requirement of the payment of a monthly consulting fee of $20,000 per month. Prior to the beginning of each three-month option period, the Company shall place in an account designated by the inventor enough free-trading common shares whose value at the day placement shall be equal to the total three-month period requirement plus all fees and costs incurred or to be incurred for trading of the stock.

In March 2004, the Company, by a vote of the majority shareholders and the approval of the board of directors, increased its authorized common shares to 100,000,000.