Form 10QSB
period 2004-03-31
SENSE HOLDINGS INC
filed 2004-05-24
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 26,842,742 shares of Common Stock as of May 20, 2004.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                 MARCH 31, 2004



                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 2004 (unaudited)...............3

         Consolidated Statements of Operations (unaudited)
            For the Three Months Ended March 31, 2004 and 2003.................4

         Consolidated Statements of Cash Flow (unaudited)
            For the Three Months Ended March 31, 2004 and 2003.................5

         Notes to Consolidated Financial Statements .........................6-9

Item 2.  Management's Discussion and Analysis or Plan of Operations .......10-15

Item 3.  Controls and Procedures .............................................15


PART II  OTHER INFORMATION ...................................................16

Item 1.  Legal Proceedings ...................................................16

Item 2.  Changes in Securities and Use of Proceeds ...........................16

Item 3.  Defaults Upon Senior Securities .....................................16

Item 4.  Submission of Matter to a Vote of Security Holders ..................16

Item 5.  Other Information ...................................................16

Item 6.  Exhibits and reports on Form 8-K ....................................16

Signatures ...................................................................17

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash ..........................................................   $       279
  Marketable securities .........................................        24,635
  Accounts receivable, net of allowance
       for doubtful accounts of $47,783 .........................       129,387
  Inventories ...................................................        81,295
  Advances - shareholders .......................................        68,722
  Prepaid expenses ..............................................         3,471
  Other current assets ..........................................         9,807
                                                                    -----------

  Total current assets ..........................................       317,596

Property and equipment, net .....................................        33,893
                                                                    -----------

  Total assets ..................................................   $   351,489
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ..............................................   $    69,083
  Accrued expenses ..............................................        88,513
  Notes payable .................................................       704,687
                                                                    -----------

  Total current liabilities .....................................       862,283
                                                                    -----------

Stockholders' deficit:
  Common stock, $.10 par value,
    100,000,000 shares authorized;
    18,421,140 shares issued and outstanding ....................     1,842,114
  Additional paid-in capital ....................................     5,865,063
  Accumulated deficit ...........................................    (7,994,017)
  Deferred compensation .........................................      (223,954)
                                                                    -----------

  Total stockholders' deficit ...................................      (510,794)
                                                                    -----------

  Total liabilities and stockholders' deficit ...................   $   351,489
                                                                    ===========

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------


Sales ............................................  $     56,475   $    213,466

Cost of goods sold ...............................        10,214         90,450
                                                    ------------   ------------

Gross profit .....................................        46,261        123,016
                                                    ------------   ------------

Operating expenses:
   Depreciation and amortization .................         2,905         12,482
   Research and development ......................           504         64,339
   General and administrative ....................       261,686        196,161
                                                    ------------   ------------

         Total operating expenses ................       265,095        272,982
                                                    ------------   ------------

Loss from operations .............................      (218,834)      (149,966)
                                                    ------------   ------------

Other income (expense):
   (Loss) on sale of securities ..................        (1,760)        (7,931)
   Interest income (expense), net ................       (48,315)         1,655
   Unrealized gain (loss) on securities ..........         2,663         (2,170)
                                                    ------------   ------------
        Total other income (expense) .............       (47,412)        (8,446)
                                                    ------------   ------------

Net loss .........................................  $   (266,246)  $   (158,412)
                                                    ============   ============


Net loss per common share - basic and diluted ....  $      (0.01)  $      (0.01)
                                                    ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...............    18,345,521     16,666,905
                                                    ============   ============

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2004              2003
                                                    ---------         ---------

Cash flows from operating activities:
  Net loss ......................................   $(266,246)        $(158,412)
                                                    ---------         ---------

  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization ...............       2,905            12,482
    Common stock, warrants and options issued
     for services ...............................      47,234            14,916
    Amortization of discount of notes payable ...      30,207                 -
    Loss on sale of investments .................       1,760             7,931
    Unrealized (gain) loss on investments .......      (2,663)            2,170

  Changes in assets and liabilities:
    Accounts receivable .........................      30,839          (126,458)
    Allowance for doubtful accounts .............           -            (7,620)
    Inventories .................................       4,494            21,707
    Prepaid expenses ............................       5,001            (7,917)
    Accounts payable ............................       5,008             7,974
    Accrued expenses ............................       5,634                 -
    Deferred revenue ............................           -             7,500
                                                    ---------         ---------

      Total adjustments .........................     130,419           (67,315)
                                                    ---------         ---------

Net cash used in operating activities ...........    (135,827)         (225,727)
                                                    ---------         ---------

Cash flows from investing activities:
  Purchases of marketable securities ............        (706)          (24,433)
  Proceeds from sales of marketable securities ..      45,328           212,789
  Purchase of equipment and software ............           -            (1,390)
                                                    ---------         ---------

Net cash flows provided by investing activities .      44,622           186,966
                                                    ---------         ---------

Net decrease in cash ............................     (91,205)          (38,761)

Cash and cash equivalents - beginning of year ...      91,484           242,579
                                                    ---------         ---------

Cash and cash equivalents - end of period .......   $     279         $ 203,818
                                                    =========         =========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ....................................   $  10,000         $     428
                                                    =========         =========
    Income taxes ................................   $       -         $       -
                                                    =========         =========

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1 - ORGANZIATION AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

NOTE 2 - INVENTORIES

At March 31, 2004, inventories consist of the following:

         Raw materials .............................. $64,245
         Finished goods .............................  17,050
                                                      -------
                                                      $81,295
                                                      =======

NOTE 3 - STOCKHOLDERS' DEFICIT

During the quarter ended March 31, 2004, the Company issued 117,625 common shares of its common stock for services rendered. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.30 to $.34. In connection with these shares, the Company recorded non-cash compensation and consulting expense of $15,958 and deferred compensation of $10,333, which will be amortized over the service period.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 3 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock option activity for the three months ended March 31, 2004 is summarized as follows:
                                                    Number of   Weighted average
                                                      shares     exercise price
                                                    ---------   ----------------
         Outstanding at December 31, 2003 .......   2,345,000        $ 0.56
             Granted ............................           -          0.00
             Exercised ..........................           -          0.00
             Canceled ...........................           -          0.00
                                                    ---------        ------
         Outstanding at March 31, 2004 ..........   2,345,000        $ 0.56
                                                    =========        ======

The following table summarizes the Company's stock options outstanding at March 31, 2004:
                                 Options outstanding and exercisable
                                 ------------------------------------
                                               Weighted      Weighted
                                                average      average
            Range of                           remaining     exercise
         exercise price           Number         life         price
         ---------------         ---------     ---------     --------
         $     0.39-0.50         1,460,000       0.26        $ 0.45
         $     0.57-0.69           395,000       2.18          0.63
         $     0.75-0.86           465,000       2.86          0.83
         $          0.18            25,000       1.25          0.18
                                 ---------
                                 2,345,000
                                 =========

Stock warrant activity for the three months ended months ended March 31, 2004 is summarized as follows:
                                                    Number of   Weighted average
                                                      shares     exercise price
                                                    ---------   ----------------
         Outstanding at December 31, 2003 .......   6,577,590        $ 1.06
              Granted ...........................           -             -
              Exercised .........................           -             -
              Cancelled .........................           -             -
                                                    ---------        ------
         Outstanding at March 31, 2004 ..........   6,577,590        $ 1.06
                                                    =========        ======

The following table summarizes the Company's stock warrants outstanding at March 31, 2004:
                                 Options outstanding and exercisable
                                 ------------------------------------
                                               Weighted      Weighted
                                                average      average
            Range of                           remaining     exercise
         exercise price           Number         life         price
         ---------------         ---------     ---------     --------
         $     0.50-0.55         1,081,300       2.87          0.50
         $     1.25-1.50         4,971,290       3.07          1.28
         $          0.16           525,000       4.50          0.16
                                 ---------
                                 6,577,590
                                 =========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

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

NOTE 4 - MAJOR CUSTOMERS

Substantially all of the sales during the three months ended March 31, 2004, were derived from two customers. These two customers accounted for 57% of the outstanding accounts receivable at March 31, 2004.

NOTE 5 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $7,994,017 and has cash used in operations of $135,827 for the three months ended March 31, 2004. The Company's ability to continue as a going concern is dependent on achieving profitable operations and additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - NOTES PAYABLE

During fiscal 2003, the Company raised capital from accredited investors under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 20, 2003. In fiscal 2003, the Company received funds in the amount of $750,000 in connection with the private placement and issued 375,000 in purchase warrants. As of March 31, 2004, the Company has accrued interest in the amount of $27,724 in connection with the notes.

NOTE 7 - SUBSEQUENT EVENTS

In April 2004, the Company consummated a capital raise through a private placement sold to accredited investors. The Company sold units each costing $35,000, with each unit consisting of (a) 200,000 shares of common stock (b) 100,000 common stock purchase warrants with an exercise price of $.20 per share. In the event that the Company fails to satisfy registration rights, as defined, the purchase price will be adjusted to $.125 per share and additional shares will be issued. In April 2004, the Company sold six units under the private placement aggregating 1,200,000 shares of common stock and 600,000 warrants for net proceeds of $210,000. The warrants expire in April 2009.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock. Additionally, the Company repaid notes holders $450,000 leaving a balance of $125,000.

In April 2004, the Company issued 345,518 common shares of its common stock for services rendered. The shares were issued at the fair values at the date of the issuance of $.285. In connection with these shares, the Company recorded non-cash compensation and consulting expense of $98,473, which will be amortized over the service period.

On May 10, 2004, the Company issued units aggregating 6,203,008 shares of common stock and 1,550,752 warrants to purchase common stock for net proceeds of approximately $1,188,000 to accredited investors. In connection with such financing, the Company paid a 10% commission ($132,000) to a registered NASD broker dealer and is obligated to issue 696,800 shares of common stock to such broker-dealer. In addition, the Company reduced the exercise price of 342,475 warrants previously granted to such broker dealer from $.50 to $.10 per share and extended the expiration date of these warrants to May 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Sense Holdings, Inc. for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of Sense Holdings, Inc. as filed with the Securities and Exchange Commission.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and limited shareholders' equity at March 31, 2004. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the three months ended March 31, 2004 that expressed substantial doubt regarding our ability to continue as a going concern.

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

We have realized, and expect to continue to realize, a substantial gross margin. With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

We currently operate with a core staff of 5 full-time employees. Additionally, we eliminated a substantially all of our product research and development expenditures in the current quarter. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO MARCH 31, 2003

REVENUES

For the three months ended March 31, 2004, we generated revenues of $56,475. The cost of goods sold was $10,214 resulting in a gross profit of $46,261 and a gross profit percentage of 82% for the three months ended March 31, 2004. For the three months ended March 31, 2003, we generated revenues of $213,466. The cost of goods sold was $90,450 resulting in a gross profit of $123,016 and a gross profit percentage of 58%. The decrease in revenues generated was $156,991 or a decrease of 74%. The decrease is mainly attributed to the fact that four major clients purchased our goods and services in the previous period. Two of the major clients began to purchase under their respective master purchase agreements after initial pilot installations. The sales to these customers have slowed down. The increase in gross profit percentage of 24% is mainly attributed to a higher percentage of revenues generated from the sale of professional services and maintenance fees versus from the sale of our products during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. There is a lower margin on the sale of our product versus the sale of professional services.

OPERATING EXPENSES

Depreciation and amortization decreased 77% to $2,905 for the three months ended March 31, 2004 compared to $12,482 for the three months ended March 31, 2003. This decrease is attributable to the amortization of a technology license in 2003.

For the three months ended March 31, 2004, research and development costs amounted to $504 as compared to $64,339 for the three months ended March 31, 2003, a decrease of $63,835 or 99%. This decrease is attributable to a decrease in our research and development efforts and the concentration of our efforts on currently developed products.

For the three months ended March 31, 2004, general and administrative expenses were $261,686 as compared to $196,161 for the three months ended March 31, 2003 and included the following:
                                                   2004               2003
                                                ----------         ----------
         Salaries and related taxes .........   $  121,501         $   87,626
         Non-cash compensation and consulting       47,234             14,916
         Rent ...............................       12,709             14,840
         Professional fees ..................       29,479             22,284
         Other General and administrative ...       50,763             56,495
                                                ----------         ----------
              Total ..........................  $  261,686         $  196,161
                                                ==========         ==========

Interest expense, net increased to $48,315 for the three months ended March 31, 2004 as compared to interest income, net of $1,655 for the three months ended March 31, 2003. This increase is attributable to interest paid in 2004 related to our outstanding debt.

OVERALL

We reported a net loss for the three months ended March 31, 2004 of $(266,246) compared to a net loss for the three months ended March 31, 2003 of $(158,412). This translates to an overall per-share loss of ($.01) for the three months ended March 31, 2004 compared to per-share loss of ($.01) for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures accept as disclosed herein.

In April 2004, we consummated a capital raise through a private placement sold to accredited investors. We sold units each costing $35,000, with each unit consisting of (a) 200,000 shares of common stock and (b) 100,000 common stock purchase warrants with an exercise price of $.20 per share. In the event that we fail to satisfy registration rights, as defined, the purchase price will be adjusted to $.125 per share and additional shares will be issued. In April 2004, we sold six units under the private placement aggregating 1,200,000 shares of common stock and 600,000 warrants for net proceeds of $210,000. The warrants expire in April 2009.

In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock. Additionally, the Company repaid notes holders $450,000, leaving a balance of $125,000.

On May 10, 2004, we issued units aggregating 6,203,008 shares of common stock and 1,550,752 warrants for net proceeds of approximately $1,188,000 to accredited investors.

Cash used in operations for the three months ended March 31, 2004 was $135,827 attributable primarily to the net loss of $266,246 offset by non-cash compensation of $47,234, depreciation and amortization of $2,905, the amortization of the discount on notes payable of $30,207, other non-cash items and change in asset and liability accounts. Cash used in operations for the three months ended March 31, 2003 was $225,727 attributable to a net loss of $158,412 and an increase in accounts receivable offset by non-cash compensation of $14,916, depreciation and amortization of $12,482, and other non-cash items and change in asset and liability accounts.

For the three months ended March 31, 2004, net cash provided by investing activities was $44,622 and consisted of proceeds from the sale of marketable securities of $45,328 offset by funds used for the purchase of marketable securities of $706. For the three months ended March 31, 2003, net cash provided by investing activities was $186,966 and was attributed to the proceeds from the sales of marketable securities of $212,789 offset by the purchase of additional marketable securities of $(24,433) and the purchase of property and equipment of $(1,390).

As a result of the above, total cash decreased by $91,205 during three months ended March 31, 2004.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate","estimate", "expect", "project", "intend", "plan", "believe" or words of similar meaning. They may also use words such as "well", "would", "should", "could" or "may".

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

MARKETABLE SECURITIES

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At March 31, 2004, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated fair value.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004, we issued 117,625 common shares of our common stock for services rendered. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.30 to $.34.

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

                  31.1     Certification of Chief Executive Officer Pursuant to
                           Section 302

                  31.2     Certification of Chief Financial Officer Pursuant to
                           Section 302

                  32.1     Certification of Chief Executive Officer Pursuant to
                           Section 906

                  32.2     Certification of Chief Financial Officer Pursuant to
                           Section 906

         (b) Reports on Form 8-K

                  On March 24, 2004, we reported that we acquired a nine-month option to purchase patented technology that provides "keyless" access and operation of a motor vehicle. "Keyless" access and operation is accomplished through use of a biometric identification system. During the term of the option agreement the Company has been designated as exclusive sales, marketing and representation agent for the patented technology.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SENSE HOLDINGS, INC. AND SUBSIDIARY



         DATE:    MAY 24, 2004          BY: /S/ DORE SCOTT PERLER
                                            ---------------------
                                            DORE SCOTT PERLER
                                            CHIEF EXECUTIVE OFFICER,
                                            PRESIDENT AND DIRECTOR
                                            (PRINCIPAL EXECUTIVE OFFICER)



         DATE:    MAY 24, 2004          BY: /S/ ANDREW GOLDRICH
                                            -------------------
                                            ANDREW GOLDRICH
                                            CHIEF FINANCIAL OFFICER,
                                            VICE PRESIDENT AND DIRECTOR
                                            (PRINCIPAL ACCOUNTING OFFICER)