Form 10QSB
period 2004-06-30
SENSE HOLDINGS INC
filed 2004-08-20
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 31,434,692 shares of Common Stock as of August 1, 2004.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                  JUNE 30, 2004



                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - June 30, 2004 (unaudited)................3

         Consolidated Statements of Operations (unaudited)
            For the Three and Six Months Ended June 30, 2004 and 2003..........4

         Consolidated Statements of Cash Flow (unaudited)
            For the Six Months Ended June 30, 2004 and 2003....................5

         Notes to Consolidated Financial Statements ........................6-10

Item 2.  Management's Discussion and Analysis or Plan of Operations .......11-16

Item 3.  Controls and Procedures .............................................16


PART II  OTHER INFORMATION ...................................................17

Item 1.  Legal Proceedings ...................................................17

Item 2.  Changes in Securities and Use of Proceeds ...........................17

Item 3.  Defaults Upon Senior Securities .....................................17

Item 4.  Submission of Matter to a Vote of Security Holders ..................17

Item 5.  Other Information ...................................................18

Item 6.  Exhibits and reports on Form 8-K ....................................18

Signatures ...................................................................18

                      SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)


                                     ASSETS
Current assets:
   Cash ..........................................................  $ 1,110,422
   Marketable securities .........................................       22,081
   Accounts receivable, net of allowance
        for doubtful accounts of $26,533 .........................      120,022
   Inventories ...................................................       77,679
   Advances - shareholders .......................................       68,722
   Prepaid expenses ..............................................        1,388
   Other current assets ..........................................        9,807
                                                                    -----------

   Total current assets ..........................................    1,410,121

Property and equipment, net ......................................       30,989
                                                                    -----------

   Total assets ..................................................  $ 1,441,110
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................  $    72,521
   Accrued expenses ..............................................       54,485
   Notes payable .................................................        9,894
                                                                    -----------

   Total current liabilities .....................................      136,900
                                                                    -----------

Shareholders' equity:
   Common stock, $.10 par value, 100,000,000 shares authorized;
     31,434,692 shares issued and outstanding ....................    3,143,470
   Additional paid-in capital ....................................    6,785,628
   Accumulated deficit ...........................................   (8,432,875)
   Deferred compensation .........................................     (192,013)
                                                                    -----------

   Total shareholders' equity ....................................    1,304,210
                                                                    -----------

   Total liabilities and shareholders' equity ....................  $ 1,441,110
                                                                    ===========

                 See notes to consolidated financial statements.

                                SENSE HOLDINGS, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------   ---------------------------
                                            2004           2003           2004           2003
                                        ------------   ------------   ------------   ------------
Sales ................................  $     33,326   $     57,596   $     89,801   $    271,062

Cost of goods sold ...................         4,337         21,450         14,551        111,900
                                        ------------   ------------   ------------   ------------

Gross profit .........................        28,989         36,146         75,250        159,162
                                        ------------   ------------   ------------   ------------

Operating expenses:
  Depreciation and amortization ......         2,904         12,482          5,809         24,964
  Research and development ...........         1,151         77,757          1,655        142,096
  General and administrative .........       421,516        313,941        683,202        515,370
                                        ------------   ------------   ------------   ------------

        Total operating expenses .....       425,571        404,180        690,666        682,430
                                        ------------   ------------   ------------   ------------

Loss from operations .................      (396,582)      (368,034)      (615,416)      (523,268)
                                        ------------   ------------   ------------   ------------

Other income (expense):
  Loss on sale of securities .........             -         (2,687)        (1,760)       (10,618)
  Interest income (expense), net .....       (40,059)        (4,331)       (88,374)         2,592
  Unrealized gain (loss) on securities        (2,217)         1,033            446         (1,137)
                                        ------------   ------------   ------------   ------------
        Total other income (expense) .       (42,276)        (5,985)       (89,688)        (9,163)
                                        ------------   ------------   ------------   ------------

Net loss .............................  $   (438,858)  $   (374,019)  $   (705,104)  $   (532,431)
                                        ============   ============   ============   ============


Net loss per common share
   - basic and diluted ...............  $      (0.02)  $      (0.02)  $      (0.03)  $      (0.03)
                                        ============   ============   ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...    24,683,854     16,720,155     21,514,688     16,693,530
                                        ============   ============   ============   ============

                          See notes to consolidated financial statements.
                                                -4-

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss .........................................  $  (705,104)  $  (532,431)
                                                      -----------   -----------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization ..................        5,809        24,964
    Common stock, warrants and options issued
     for services ..................................       88,796        36,799
    Amortization of deferred compensation ..........       93,550         4,048
    Amortization of discount of notes payable ......       60,414             -
    Loss (gain) on sale of investments .............        1,760        10,618
    Unrealized (gain) loss on investments ..........         (446)        1,137
    Allowance for doubtful accounts ................      (21,250)      (20,081)

  Changes in assets and liabilities:
    Accounts receivable ............................       61,454      (114,618)
    Inventories ....................................        8,110        18,482
    Prepaid expenses ...............................        7,084         4,166
    Other Assets ...................................            -         2,369
    Accounts payable and accrued expenses ..........        8,446        67,767
    Accrued expenses ...............................      (28,394)       (7,700)
    Accrued interest ...............................            -         4,300
                                                      -----------   -----------

    Total adjustments ..............................      285,333        32,251
                                                      -----------   -----------

Net cash used in operating activities ..............     (419,771)     (500,180)
                                                      -----------   -----------

Cash flows from investing activities:
  Purchases of marketable securities ...............         (369)     (149,550)
  Proceeds from sales of marketable securities .....       45,328       286,226
  Purchase of equipment and software ...............            -       (26,390)
                                                      -----------   -----------

Net cash flows provided by investing activities ....       44,959       110,286
                                                      -----------   -----------

Cash flows from financing activities:
  Proceeds from notes payable ......................            -       475,000
  Payment of notes payable .........................     (550,000)            -
  Net proceeds from sale of common stock ...........    1,943,750             -
                                                      -----------   -----------

Net cash flows provided by financing activities ....    1,393,750       475,000
                                                      -----------   -----------

Net increase in cash ...............................    1,018,938        85,106

Cash and cash equivalents - beginning of year ......       91,484       242,579
                                                      -----------   -----------

Cash and cash equivalents - end of period ..........  $ 1,110,422   $   327,685
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest .......................................  $         -   $         -
                                                      ===========   ===========
    Income taxes ...................................  $         -   $         -
                                                      ===========   ===========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt ...................  $   175,000   $         -
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - ORGANZIATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

Stock Options

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - ORGANZIATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Stock Options (continued)

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:

                                                       For the six months ended
                                                               June 30,
                                                       ------------------------
                                                          2004          2003
                                                       ---------      ---------

      Net loss as reported ..........................  $(705,104)     $(532,431)
        Add: total stock-based employee
        compensation expense determined under fair
        value based method, net of related tax effect    (84,062)             -
                                                       ---------      ---------

        Pro forma net loss ..........................  $(789,166)     $(532,431)
                                                       =========      =========

      Basic loss per share:
         As reported ................................  $    (.03)     $    (.03)
                                                       =========      =========
         Pro forma ..................................  $    (.04)     $    (.03)
                                                       =========      =========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

NOTE 2 - INVENTORIES

At June 30, 2004, inventories consist of the following:

         Raw materials .............................. $57,609
         Finished goods .............................  20,070
                                                      -------
                                                      $77,679
                                                      =======

NOTE 3 - SHAREHOLDERS' EQUITY

Common stock

During the quarter ended March 31, 2004, the Company issued 117,625 common shares of its common stock for services rendered. These services include legal services, investment relation services and business development services. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.30 to $.34. In connection with these shares, the Company recorded non-cash compensation and consulting expense of $36,625.

During the quarter ended June 30, 2004, the Company issued 360,474 common shares of its common stock for services rendered. These services include legal services, investment relations services and business development services. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.23 to $.37. In connection with these shares, the Company recorded non-cash compensation and consulting expense of $83,170 and deferred compensation of $20,000, which will be amortized over the service period.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004

NOTE 3 - SHAREHOLDERS' EQUITY (CONTINUED)

Common stock (continued)

In April 2004, the Company consummated a capital raise through a private placement offered to accredited investors. The Company offered investment units each costing $35,000, with each unit consisting of (a) a number of shares of common stock of the Company determined by dividing the unit price by $.175 per share and (b) one common stock purchase warrants for every two shares of common stock received upon conversion with an exercise price of $.20 per share. In the event that the Company fails to satisfy registration rights, as defined, the purchase price will be adjusted to $.125 per share. In April 2004, the Company sold six units under the private placement aggregating 1,200,000 shares of common stock and 600,000 warrants for net proceeds of $210,000. The warrants expire in April 2009.

In May 2004, the Company consummated a capital raise through a private placement offered to accredited investors. The Company is offering, through a placement agent, investment units each costing $10,000, with each unit consisting of (a) a number of shares of common stock of the Company determined by dividing the
(i)unit price by (ii) a price equal to 80% of the 5-day average of the closing bid price of the shares of common stock prior to the initial closing or any subsequent closing of the Placement, with floor on the common stock purchase price of $.20 and a ceiling on the commons tock purchase price of $.26, and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares equal to 25% of the number of shares included with the unit, at a exercise price equal to $.50 per share of common stock. On May 10, 2004, the Company closed on its initial funding and issued 6,600,000 shares of common stock and granted 1,650,000 warrants for net proceeds of $1,188,000. In June 2004, the Company closed on additional funding and issued 3,200,000 shares of common stock and granted 800,000 warrants for net proceeds of $545,750.

In connection with the May 2004 private placement, the Company entered into a placement agency agreement with a third party agent. For services rendered under the Agency Agreement, the Company will pay a cash fee equal to 10% of the aggregate consideration received by the Company in the capital raise, a cash fee equal to five percent of the gross proceeds received by the Company upon the exercise of warrants related to this offering and 500,000 shares of common stock. The 500,000 shares of common stock shall increase pro rata following the time that $1,000,000 is raised in the offering up to a maximum of 1,300,000 common shares. Additionally, the Company reduced the exercise price of 342,475 warrants previously granted to the Placement Agent from $.50 to $.10 per share and extended the expiration date of these warrants to May 2009. Within 45 days of the final closing date, as defined, the Company is required to file an appropriate Registration Statement with the SEC. In June 2004, the Company issued 980,000 shares in connection with this agreement

In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock.

Stock option and warrants

In May 2004, the Company granted options to purchase 500,000 shares of common stock to employees of the Company. The options are exercisable at $0.27 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire in May 2007 or earlier due to employment termination.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004

NOTE 3 - SHAREHOLDERS' EQUITY (CONTINUED)

Stock option and warrants (continued)

Stock option activity for the six months ended June 30, 2004 is summarized as follows:

                                                   Number of    Weighted average
                                                     shares      exercise price
                                                   ----------   ----------------
         Outstanding at December 31, 2003 .....     2,345,000        $0.56
             Granted ..........................       500,000         0.27
             Exercised ........................             -         0.00
             Canceled .........................      (500,000)        0.50
                                                   ----------        -----

         Outstanding at June 30, 2004 .........     2,345,000        $0.51
                                                   ==========        =====

The following table summarizes the Company's stock options outstanding at June 30, 2004:

                                 Options outstanding and exercisable
                                 ------------------------------------
                                               Weighted      Weighted
                                                average      average
            Range of                           remaining     exercise
         exercise price           Number         life         price
         ---------------         ---------     ---------     --------
         $     0.39-0.50           960,000       0.10        $ 0.43
         $     0.57-0.69           395,000       2.00          0.63
         $     0.75-0.86           465,000       2.65          0.83
         $          0.27           500,000       2.90          0.27
         $          0.18            25,000       1.00          0.18
                                 ---------
                                 2,345,000
                                 =========

Stock warrant activity for the six months ended June 30, 2004 is summarized as follows:

                                                   Number of    Weighted average
                                                     shares      exercise price
                                                   ----------   ----------------
         Outstanding at December 31, 2003 .....     6,632,590        $1.06
              Granted .........................     3,050,000         0.44
              Cancelled .......................             -            -
                                                    ---------        -----

         Outstanding at June 30, 2004 .........     9,682,590        $0.87
                                                    =========        =====

The following table summarizes the Company's stock warrants outstanding at June 30, 2004:

                                 Options outstanding and exercisable
                                 ------------------------------------
                                               Weighted      Weighted
                                                average      average
            Range of                           remaining     exercise
         exercise price           Number         life         price
         ---------------         ---------     ---------     --------
         $     0.50-0.55         3,531,300       2.62          0.50
         $     1.25-1.50         5,026,290       2.81          1.28
         $     0.16-0.20         1,125,000       4.50          0.18
                                 ---------
                                 9,682,590
                                 =========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004

NOTE 4 - MAJOR CUSTOMERS

Substantially all of the sales during the six months ended June 30, 2004, were derived from two customers. These two customers accounted for approximately 57% of the outstanding accounts receivable at June 30, 2004.

NOTE 5 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $8,432,875 and has cash used in operations of $419,771 for the six months ended June 30, 2004. The Company's ability to continue as a going concern is dependent on achieving profitable operations and the possibility of raising additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. During the quarter ended June 30, 2004, the Company completed its private placement and raised net proceeds of $1,943,750. Management believes that it has sufficient working capital funds through June 30, 2005. In the future, the Company may attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - NOTES PAYABLE

During fiscal 2003, the Company raised capital from accredited investors under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 20, 2003. In fiscal 2003, the Company received funds in the amount of $750,000 in connection with the private placement and issued 375,000 in purchase warrants. In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock. Additionally, the Company repaid notes holders $550,000. As of June 30, 2004, the Company has accrued interest in the amount of $22,813 in connection with the notes.

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

OVERVIEW

Our current base of customers primarily consists of two large enterprise level clients and numerous smaller companies. To date, our ability to conduct significant marketing activities that we deem critical to building broad market awareness of, and demand for, our systems have been severely limited due to financial constraints. The financial constraints were brought on in part by the cash required to be spent in research and development. However, we have been successful in limiting further research and development expenses and have sought to market and refine our existing systems. We continue to seek funds to enable us to begin to move forward with such marketing without the burden of past research and development expenditures.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and limited shareholders' equity at June 30, 2004. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2003 that expressed substantial doubt regarding our ability to continue as a going concern.

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

We have realized, and expect to continue to realize, a substantial gross margin averaging approximately 58% on our product sales and higher gross margins on service related revenues. With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

We currently operate with a core staff of 5 full-time employees. Additionally, we eliminated a substantial portion of our product research and development expenditures in the prior year. We expect to continue to reduce research and development expenses as we focus on existing systems. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES

For the six months ended June 30, 2004, we generated revenues of $89,801. The cost of goods sold was $14,551 resulting in a gross profit of $75,250 and a gross profit percentage of 84% for the six months ended June 30, 2004. For the six months ended June 30, 2003, we generated revenues of $271,062. The cost of goods sold was $111,900 resulting in a gross profit of $159,162 and a gross profit percentage of 59%. The decrease in revenues generated was $181,261 or a decrease of 67%. The decrease is mainly attributed to the fact that four major clients purchased our goods and services in the previous period. Two of the major clients began to purchase under their respective master purchase agreements after initial pilot installations. The sales to these customers have slowed down. Additionally, through April 2004, we lacked working capital funds to spend on marketing and advertising programs. The increase in gross profit percentage of 25% is mainly attributed to a higher percentage of revenues generated from the sale of professional services and maintenance fees versus from the sale of our products during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. There is a lower margin on the sale of our product versus the sale of professional services.

OPERATING EXPENSES

Depreciation and amortization decreased 77% to $5,809 for the six months ended June 30, 2004 compared to $24,964 for the six months ended June 30, 2003. This decrease is attributable to the amortization of a technology license in 2003.

For the six months ended June 30, 2004, research and development costs amounted to $1,655 as compared to $142,096 for the six months ended June 30, 2003, a decrease of $140,441 or 99%. This decrease is attributable to a decrease in our research and development efforts and the concentration of our efforts on currently developed products.

For the six months ended June 30, 2004, general and administrative expenses were $683,202 as compared to $515,370 for the six months ended June 30, 2003 and included the following:

                                                   2004              2003
                                                ----------         ----------
         Salaries and related taxes .........   $  243,687         $  201,510
         Non-cash compensation and consulting      182,345             25,930
         Rent ...............................       22,501             25,382
         Professional fees ..................       96,411             59,673
         Other General and administrative ...      138,258            202,875
                                                ----------         ----------
              Total ..........................  $  683,202         $  515,370
                                                ==========         ==========

For the six months ended June 30, 2004, salaries and related taxes increased to $243,687 as compared to $201,510 for the six months ended June 30, 2003. Overall, our salaries and related taxes decreased from the reduction of staff. For the six months ended June 30, 2003, we allocated salaries and related taxes to research and development expense.

For the six months ended June 30, 2004, non-cash compensation and consulting expense increased to $182,345 as compared to $25,930 for the six months ended June 30, 2003. The increase is related to the grant of common stock for services in 2004 as well as the amortization of deferred compensation for shares previously issued.

For the six months ended June 30, 2004, professional fees increased to $96,411 as compared to $59,673 for the six months ended June 30, 2003. The increase is primarily related to professional fees incurred due to the filing of our registration statement on form SB-2 and our private placement.

For the six months ended June 30, 2004, other general and administrative expenses decreased to $138,258 as compared to $202,875 for the six months ended June 30, 2003. The decrease is primarily related to cost-cutting measures.

INTEREST (EXPENSE) INCOME

Interest expense, net increased to $88,374 for the six months ended June 30, 2004 as compared to interest income, net of $2,592 for the six months ended June 30, 2003. This increase is attributable to interest accrued in 2004 related to our outstanding debt.

LOSS FROM SALE/DISPOSAL OF MARKETABLE SECURITIES

For the six months ended June 30, 2004, we recorded a loss from the sale of marketable securities of $1,760 as compared to a loss of $10,618 for the six months ended June 30, 2003.

OVERALL

We reported a net loss for the six months ended June 30, 2004 of $(705,104) compared to a net loss for the six months ended June 30, 2003 of $(532,431). This translates to an overall per-share loss of ($.03) for the six months ended June 30, 2004 compared to per-share loss of ($.03) for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures accept as disclosed herein.

In April 2004, we consummated a capital raise through a private placement offered to accredited investors. We offered investment units each costing $35,000, with each unit consisting of (a) a number of shares of common stock of the Company determined by dividing the unit price by $.175 per share and (b) one common stock purchase warrants for every two shares of common stock received upon conversion with an exercise price of $.20 per share. In the event that we fail to satisfy registration rights, as defined, the purchase price will be adjusted to $.125 per share. In April 2004, we sold six units under the private placement aggregating 1,200,000 shares of common stock and 600,000 warrants for net proceeds of $210,000. The warrants expire in April 2009.

In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock. Additionally, we repaid notes holders $550,000.

In May 2004, we consummated a capital raise through a private placement offered to accredited investors. We offered, through a placement agent, investment units each costing $10,000, with each unit consisting of (a) a number of shares of common stock of the Company determined by dividing the (i)unit price by (ii) a price equal to 80% of the 5-day average of the closing bid price of the shares of common stock prior to the initial closing or any subsequent closing of the Placement, with floor on the common stock purchase price of $.20 and a ceiling on the commons tock purchase price of $.26, and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares equal to 25% of the number of shares included with the unit, at a exercise price equal to $.50 per share of common stock. On May 10, 2004, we closed on its initial funding and issued 6,600,000 shares of common stock and granted 1,650,000 warrants for net proceeds of $1,188,000. In June 2004, we closed on additional funding and issued 3,200,000 shares of common stock and granted 800,000 warrants for net proceeds of $545,750.

Cash used in operations for the six months ended June 30, 2004 was $419,771 attributable primarily to the net loss of $705,104 offset by non-cash compensation of $182,346, depreciation and amortization of $5,809, the amortization of the discount on notes payable of $60,414, other non-cash items and change in asset and liability accounts. Cash used in operations for the six months ended June 30, 2003 was $500,180 attributable to a net loss of $532,431 and an increase in accounts receivable of $114,618 offset primarily by non-cash compensation of $40,847, changes in accounts payable of $67,767, depreciation and amortization of $24,964 and change in inventories of $18,482.

For the six months ended June 30, 2004, net cash provided by investing activities was $44,959 and consisted of net proceeds from the sale of marketable securities of $45,328 offset by funds used for the purchase of marketable securities of $369. For the six months ended June 30, 2003, net cash provided by investing activities was $110,286 and was attributed to the proceeds from the sales of marketable securities of $286,226 offset by the purchase of additional marketable securities of $(149,550) and the purchase of software and equipment of $(26,390).

For the six months ended June 30, 2004, net cash provided by financing activities was $1,393,750 and consisted of proceeds from the sale of common stock of $1,943,750 offset by the repayment of notes payable of $550,000. For the six months ended June 30, 2003, net cash provided by financing activities was $475,000 and was attributed to proceeds from notes payable of $475,000.

As a result of the above, total cash increased by $1,018,938 during six months ended June 30, 2004.

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

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company recognizes revenues as units of its product are delivered and installed to its customers.

MARKETABLE SECURITIES

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At June 30, 2004, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated fair value.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2004, we consummated a capital raise through a private placement offered to accredited investors. We offered investment units each costing $35,000, with each unit consisting of (a) a number of shares of common stock of the Company determined by dividing the unit price by $.175 per share and (b) one common stock purchase warrants for every two shares of common stock received upon conversion with an exercise price of $.20 per share. In the event that the Company fails to satisfy registration rights, as defined, the purchase price will be adjusted to $.125 per share. In April 2004, we sold six units under the private placement aggregating 1,200,000 shares of common stock and 600,000 warrants for net proceeds of $210,000. The warrants expire in April 2009.

In May 2004, we consummated a capital raise through a private placement offered to accredited investors. We offered, through a placement agent, investment units each costing $10,000, with each unit consisting of (a) a number of shares of common stock of the Company determined by dividing the (i)unit price by (ii) a price equal to 80% of the 5-day average of the closing bid price of the shares of common stock prior to the initial closing or any subsequent closing of the Placement, with floor on the common stock purchase price of $.20 and a ceiling on the commons tock purchase price of $.26, and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares equal to 25% of the number of shares included with the unit, at a exercise price equal to $.50 per share of common stock. On May 10, 2004, we closed on its initial funding and issued 6,600,000 shares of common stock and granted 1,650,000 warrants for net proceeds of $1,188,000. In June 2004, we closed on additional funding and issued 3,200,000 shares of common stock and granted 800,000 warrants for net proceeds of $545,750.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Effective March 1, 2004, we acquired a nine-month option to purchase patented technology that provides "keyless" access and operation of a motor vehicle. "Keyless" access and operation is accomplished through use of a biometric identification system. During the term of the option agreement the Company has been designated as exclusive sales, marketing and representation agent for the patented technology.

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

The patent owner has also been engaged as a Consultant to Sense during the option exercise period in consideration for the payment of consulting fees in the amount of $10,000 per month for the first six months, subject to increase in certain events. The Company is evaluating various alternatives for commercializing the rights granted to it, including marketing the technology for sale or license by a third party or seeking third-party financing to pay the $1,500,000 option exercise price (which includes the patent and all continuations that may granted based on the patent). There is no assurance that the Company will be successful in commercializing the rights granted to it by the patent owner.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY


DATE:    AUGUST 20, 2004            BY: /S/ DORE SCOTT PERLER
                                  ---------------------
                                  DORE SCOTT PERLER
                                  CHIEF EXECUTIVE OFFICER,
                                  PRESIDENT AND DIRECTOR
                                  (PRINCIPAL EXECUTIVE OFFICER)

DATE:    AUGUST 20, 2004            BY: /S/ ANDREW GOLDRICH
                                  -------------------
                                  ANDREW GOLDRICH
                                  CHIEF FINANCIAL OFFICER,
                                  VICE PRESIDENT AND DIRECTOR
                                  (PRINCIPAL ACCOUNTING OFFICER)