Form 10QSB
period 2004-09-30
SENSE HOLDINGS INC
filed 2004-11-22
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 31,444,094 shares of Common Stock as of November 15, 2004.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                               September 30, 2004



                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - September 30, 2004 (unaudited)...........3

         Consolidated Statements of Operations (unaudited)
            For the Three and Nine Months Ended September 30, 2004 and 2003....4

         Consolidated Statements of Cash Flow (unaudited)
            For the Nine Months Ended September 30, 2004 and 2003..............5

         Notes to Consolidated Financial Statements (unaudited).............6-10

Item 2.  Management's Discussion and Analysis or Plan of Operations........11-16

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

Item 5.  Other Information ...................................................17

Item 6.  Exhibits and reports on Form 8-K ....................................18

Signatures ...................................................................18

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents ..................................      $   864,423
  Marketable securities ......................................            5,251
  Accounts receivable, net of allowance
    for doubtful accounts of $12,438 .........................          112,447
  Inventories ................................................           75,538
  Advances - shareholders ....................................           68,722
  Prepaid expenses ...........................................           10,000
  Other current assets .......................................           12,177
                                                                    -----------

  Total current assets .......................................        1,148,558

Property and equipment, net ..................................           28,084
                                                                    -----------

  Total assets ...............................................      $ 1,176,642
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................      $    49,697
  Accrued expenses ...........................................           49,684
  Deferred revenue ...........................................            1,540
  Notes payable ..............................................           25,000
                                                                    -----------

  Total current liabilities ..................................          125,921
                                                                    -----------

Shareholders' equity:
  Common stock, $.10 par value,
    100,000,000 shares authorized;
    31,444,094 shares issued and outstanding .................        3,144,410
  Additional paid-in capital .................................        6,786,568
  Accumulated deficit ........................................       (8,729,520)
  Deferred compensation ......................................         (150,737)
                                                                    -----------

  Total shareholders' equity .................................        1,050,721
                                                                    -----------

  Total liabilities and shareholders' equity .................      $ 1,176,642
                                                                    ===========

                 See notes to consolidated financial statements.

                                SENSE HOLDINGS, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                             Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                         ---------------------------   ---------------------------
                                             2004           2003           2004           2003
                                         ------------   ------------   ------------   ------------
Revenues:
   Sale of tangible products ..........  $     15,400   $    107,607   $     71,377   $    378,669
   Consulting services and maintenance          7,565              -         41,389              -
                                         ------------   ------------   ------------   ------------

        Total revenues ................        22,965        107,607        112,766        378,669

Cost of goods sold - tangible products         10,967         37,507         24,168        149,407
                                         ------------   ------------   ------------   ------------

Gross profit ..........................        11,998         70,100         88,598        229,262
                                         ------------   ------------   ------------   ------------

Operating expenses:
   Depreciation and amortization ......         2,905         12,482          8,714         37,446
   Research and development ...........        39,000         61,350         40,655        203,446
   General and administrative .........       253,408        316,211        936,610        831,581
                                         ------------   ------------   ------------   ------------

         Total operating expenses .....       295,313        390,043        985,979      1,072,473
                                         ------------   ------------   ------------   ------------

Loss from operations ..................      (283,315)      (319,943)      (897,381)      (843,211)
                                         ------------   ------------   ------------   ------------

Other income (expense):
   Loss on sale of securities .........             -         (2,612)        (1,760)       (13,230)
   Interest income (expense), net .....       (15,678)       (14,682)      (104,052)       (12,090)
   Unrealized gain (loss) on securities           998         (2,591)         1,444         (3,728)
                                         ------------   ------------   ------------   ------------
        Total other income (expense) ..       (14,680)       (19,885)      (104,368)       (29,048)
                                         ------------   ------------   ------------   ------------

Net loss ..............................  $   (297,995)  $   (339,828)  $ (1,001,749)  $   (872,259)
                                         ============   ============   ============   ============


Net loss per common share
   - basic and diluted ................  $      (0.01)  $      (0.02)  $      (0.04)  $      (0.05)
                                         ============   ============   ============   ============

Weighted average number of shares
   outstanding - basic and diluted ....    31,440,926     16,811,062     24,847,585     16,720,374
                                         ============   ============   ============   ============

                          See notes to consolidated financial statements.

                                                -4-

                                SENSE HOLDINGS, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                            Nine Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                           2004            2003
                                                                       -----------     -----------
Cash flows from operating activities:
  Net loss ........................................................    $(1,001,749)    $  (872,259)
                                                                       -----------     -----------
  Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization ................................          8,714          37,446
     Common stock, warrants and options issued for services .......         90,676          63,894
     Amortization of deferred compensation ........................        134,826           4,048
     Amortization of discount of notes payable ....................         75,520               -
     Loss (gain) on sale of investments ...........................          1,760          13,230
     Unrealized (gain) loss on investments ........................         (1,444)          3,728
     Allowance for doubtful accounts ..............................        (35,345)         24,677

  Changes in assets and liabilities:
     Accounts receivable ..........................................         83,124        (104,767)
     Inventories ..................................................         10,251           9,919
     Prepaid expenses .............................................         (1,528)          4,166
     Other current assets .........................................         (2,370)          2,369
     Accounts payable .............................................        (14,378)        (10,845)
     Accrued expenses .............................................        (33,195)         47,748
     Deferred Revenue .............................................          1,540               -
                                                                       -----------     -----------

        Total adjustments .........................................        318,151          95,613
                                                                       -----------     -----------

Net cash used in operating activities .............................       (683,598)       (776,646)
                                                                       -----------     -----------

Cash flows from investing activities:
  Purchases of marketable securities ..............................           (542)       (183,752)
  Proceeds from sales of marketable securities ....................         63,329         317,372
  Purchase of equipment and software ..............................              -         (26,390)
                                                                       -----------     -----------

Net cash flows provided by investing activities ...................         62,787         107,230
                                                                       -----------     -----------

Cash flows from financing activities:
  Proceeds from notes payable .....................................              -         750,000
  Payment of notes payable ........................................       (550,000)              -
  Net proceeds from sale of common stock ..........................      1,943,750               -
                                                                       -----------     -----------

Net cash flows provided by financing activities ...................      1,393,750         750,000
                                                                       -----------     -----------

Net increase in cash ..............................................        772,939          80,584

Cash and cash equivalents - beginning of year .....................         91,484         242,579
                                                                       -----------     -----------

Cash and cash equivalents - end of period .........................    $   864,423     $   323,163
                                                                       ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest .....................................................    $    27,863     $         -
                                                                       ===========     ===========
     Income taxes .................................................    $         -     $         -
                                                                       ===========     ===========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued for debt .................................    $   175,000     $         -
                                                                       ===========     ===========

                          See notes to consolidated financial statements.

                                                -5-

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANZIATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options (continued)

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the nine months ended September 30, 2004 and 2003:

                                                    For the nine months ended
                                                           September 30,
                                                    -------------------------
                                                        2004          2003
                                                    -----------   -----------
   Net loss as reported ..........................  $(1,001,749)  $  (872,259)
     Add: total stock-based employee
     compensation expense determined under fair
     value based method, net of related tax effect      (84,062)            -
                                                    -----------   -----------

     Pro forma net loss ..........................  $(1,085,811)  $  (872,259)
                                                    ===========   ===========

   Basic loss per share:
     As reported .................................  $      (.04)  $      (.05)
                                                    ===========   ===========
     Pro forma ...................................  $      (.04)  $      (.05)
                                                    ===========   ===========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

NOTE 2 - INVENTORIES

At September 30, 2004, inventories consist of the following:

         Raw materials ..............................  $57,388
         Finished goods .............................   18,150
                                                       -------
                                                       $75,538
                                                       =======

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

During the quarter ended June 30, 2004, the Company issued 360,474 common shares of its common stock for services rendered. These services include legal services, investment relations services and business development services. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.23 to $.37. In connection with these shares, the Company recorded non-cash compensation and consulting expense of $93,170 and deferred compensation of $10,000, which will be amortized over the service period.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004

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

In July 2004, the Company issued 9,402 common shares of its common stock for services rendered. These services include legal services. The shares were issued at the fair values at the date of the issuance of $.20 per share. In connection with these shares, the Company recorded non-cash compensation of $1,880.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 3 - SHAREHOLDERS' EQUITY (continued)

Stock option and warrants (continued)

Stock option activity for the nine months ended September 30, 2004 is summarized as follows:

                                                   Number of    Weighted average
                                                     shares       exercise price
                                                   ----------   ----------------
         Outstanding at December 31, 2003 .....     2,345,000         0.56
             Granted ..........................       500,000         0.27
             Exercised ........................             -         0.00
             Canceled .........................      (500,000)        0.50
                                                   ----------        -----

         Outstanding at September 30, 2004 ....     2,345,000        $0.51
                                                   ==========        =====

The following table summarizes the Company's stock options outstanding at September 30, 2004:

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
                                 ---------
                                 2,345,000
                                 =========

Stock warrant activity for the nine months ended September 30, 2004 is summarized as follows:

                                                   Number of    Weighted average
                                                     shares       exercise price
                                                   ----------   ----------------
         Outstanding at December 31, 2003 .....     6,632,590         1.06
             Granted ..........................     3,050,000         0.44
             Cancelled ........................             -            -
                                                   ----------        -----

         Outstanding at September 30, 2004 ....     9,682,590        $0.87
                                                   ==========        =====

The following table summarizes the Company's stock warrants outstanding at September 30, 2004:

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
                                 ---------
                                 9,682,590
                                 =========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 4 - MAJOR CUSTOMERS

Substantially all of the sales during the nine months ended September 30, 2004, were derived from two customers. These two customers accounted for approximately 51% of the outstanding accounts receivable at September 30, 2004.

NOTE 5 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $8,729,520 and has cash used in operations of $683,598 for the nine months ended September 30, 2004. The Company's ability to continue as a going concern is dependent on achieving profitable operations and the possibility of raising additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. During the nine months ended September 30, 2004, the Company completed its private placement and raised net proceeds of $1,943,750. Management believes that it has sufficient working capital funds through October 31, 2005. In the future, the Company may attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - NOTES PAYABLE

During fiscal 2003, the Company raised capital from accredited investors under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consists of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. The notes have a term of one year and provide for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 20, 2003. In fiscal 2003, the Company received funds in the amount of $750,000 in connection with the private placement and issued 375,000 in purchase warrants. In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock. Additionally, the Company repaid notes holders $550,000. As of September 30, 2004, the Company has a remaining note payable of $25,000 and has accrued interest in the amount of $20,438 in connection with the notes.

NOTE 7 - SUBSEQUENT EVENT

On November 17, 2004, the Company entered into a six-month consulting agreement with a third party for business development and investor relations services. In connection with this consulting agreement, the Company agreed to issue an aggregate of 1,100,000 shares of common stock for services rendered over the contract period unless terminated earlier. The Company valued these shares at their fair market value based on the trading price on the date of issuance of $.22 per share or $242,000 to be amortized over the service period.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and limited shareholders' equity at September 30, 2004. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2003 that expressed substantial doubt regarding our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

For the nine months ended September 30, 2004, we generated revenues of $112,766. The cost of goods sold was $24,168 resulting in a gross profit of $88,598 and a gross profit percentage of 79% for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, we generated revenues of $378,669. The cost of goods sold was $149,407 resulting in a gross profit of $229,262 and a gross profit percentage of 61%. The decrease in revenues generated was $265,903 or a decrease of 70%. The decrease is mainly attributed to the fact that four major clients purchased our goods and services in the previous period. Two of the major clients began to purchase under their respective master purchase agreements after initial pilot installations. The sales to these customers have slowed down. Additionally, through June 2004, we lacked working capital funds to spend on marketing and advertising programs. Also, we have dedicated man hours and resources to the acquisition and marketing of intellectual property during the nine months of 2004, which has taken away from sales efforts of our existing product line. We believe the decrease is only temporary because we are further into the sales cycle for the intellectual property. In addition, we are refocusing on the sale of our existing product line, expanding our existing product line and have the capital to engage in effective sale efforts. The increase in gross profit percentage of 18% is mainly attributed to a higher percentage of revenues generated from the sale of professional services and maintenance fees versus from the sale of our products during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. There is a lower margin on the sale of our product versus the sale of professional services. Our revenue breakdown is summarized below:

                                                Nine Months Ended
                                                  September 30,
                                                2004       2003
                                               -------   --------
       Revenues:
         Sale of tangible products .........   $71,377   $378,669
         Consulting services and
            maintenance ....................    41,389          -
                                               -------   --------

            Total revenues .................  $112,766   $378,669
                                              --------   --------

At September 30, 2004, accounts receivables and inventories are unusually high considering the level of sales for the nine months ended September 30, 2004. There are two primary factors which explain that situation.

1. Included in our accounts receivable balance is approximately $64,000 from two customers who pay us slowly (180 days). We have spoken with these customers and they have assured us that we will receive payment on these open accounts receivable balances. Subsequent to September 30, 2004, we collected approximately $25,000 related to these open receivable and expect to collect the remaining amounts in the near future.

2. We purchased hardware in large quantities in the expectation of future business in order to receive volume discounts on the hardware. The sales have lagged behind the expectations of future business. However, all of the hardware that we carry in inventory is still utilized in our core products and we have no plans to redesign the core products to render the inventory obsolete. We believe that increased sales efforts of our core products will normalize sales verses inventory levels as we order less inventory to support those sales.

OPERATING EXPENSES

Depreciation and amortization decreased 77% to $8,714 for the nine months ended September 30, 2004 compared to $37,446 for the nine months ended September 30, 2003. This decrease is attributable to the amortization of a technology license in 2003.

For the nine months ended September 30, 2004, research and development costs amounted to $40,655 as compared to $203,446 for the nine months ended September 30, 2003, a decrease of $162,791 or 80%. This decrease is attributable to a decrease in our research and development efforts and the concentration of our efforts on currently developed products.

For the nine months ended September 30, 2004, general and administrative expenses were $904,610 as compared to $831,581 for the nine months ended September 30, 2003 and included the following:

                                                   2004               2003
                                                ----------         ----------
         Salaries and related taxes .........   $  330,385         $  257,445
         Non-cash compensation and consulting      225,502             53,026
         Rent ...............................       32,293             35,174
         Professional fees ..................      105,259             90,422
         Other General and administrative ...      243,171            395,514
                                                ----------         ----------
              Total ..........................  $  936,610         $  831,581
                                                ==========         ==========

For the nine months ended September 30, 2004, salaries and related taxes increased to $330,385 as compared to $257,445 for the nine months ended September 30, 2003. Overall, our salaries and related taxes decreased from the reduction of staff. For the nine months ended September 30, 2004, we allocated less salaries and related taxes to research and development expense compared to the 2003 period.

For the nine months ended September 30, 2004, non-cash compensation and consulting expense increased to $225,500 as compared to $53,026 for the nine months ended September 30, 2003. The increase is related to the grant of common stock for services in 2004 as well as the amortization of deferred compensation for shares previously issued.

For the nine months ended September 30, 2004, professional fees increased to $105,259 as compared to $90,422 for the nine months ended September 30, 2003. The increase is primarily related to professional fees incurred due to the filing of our registration statement on form SB-2 and our private placement.

For the nine months ended September 30, 2004, other general and administrative expenses decreased to $243,173 as compared to $395,514 for the nine months ended September 30, 2003. The decrease is primarily related to cost-cutting measures.

INTEREST (EXPENSE) INCOME

Interest expense, net increased to $104,052 for the nine months ended September 30, 2004 as compared to interest expense, net of $12,090 for the nine months ended September 30, 2003. This increase is attributable to interest accrued in 2004 related to our outstanding debt.

LOSS FROM SALE/DISPOSAL OF MARKETABLE SECURITIES

For the nine months ended September 30, 2004, we recorded a loss from the sale of marketable securities of $1,760 as compared to a loss of $13,230 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded a an unrealized gain on securities held of $1,444 as compared to an unrealized loss of $3,728 for the nine months ended September 30, 2003.

OVERALL

We reported a net loss for the nine months ended September 30, 2004 of $(1,001,749) compared to a net loss for the nine months ended September 30, 2003 of $(872,259). This translates to an overall per-share loss of ($.04) for the nine months ended September 30, 2004 compared to per-share loss of ($.05) for the nine months ended September 30, 2003.

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

On May 10, 2004, we issued 6,600,000 shares of common stock and granted 1,650,000 warrants for net proceeds of approximately $1,188,000 in connection with a private placement. In June 2004, we issued an additional 3,200,000 shares of common stock and granted 800,000 warrants for net proceeds of approximately $545,750 in connection with a private placement.

Cash used in operations for the nine months ended September 30, 2004 was $683,598 attributable primarily to the net loss of $1,001,749 offset by non-cash compensation of $225,502, depreciation and amortization of $8,714, the amortization of the discount on notes payable of $75,520, other non-cash items and change in asset and liability accounts. Cash used in operations for the nine months ended September 30, 2003, was $776,646 attributable to a net loss of $872,259 and an increase in accounts receivable of $104,767 offset by non-cash compensation of $63,894, changes in the allowance for doubtful accounts of $24,677; change in accounts payable and accrued expenses of $36,903; depreciation and amortization of $37,446, and change in inventories of $9,919.

For the nine months ended September 30, 2004, net cash provided by investing activities was $62,787 and consisted of net proceeds from the sale of marketable securities of $63,329 offset by funds used for the purchase of marketable securities of $542. For the nine months ended September 30, 2003, net cash provided by investing activities was $107,230 and consisted of net proceeds from the sale of marketable securities of $317,372 offset by funds used for the purchase of marketable securities of $183,752 and the purchase of equipment and software of $26,390.

For the nine months ended September 2004, net cash provided by financing activities was $1,393,750 and consisted of proceeds from the sale of common stock of $1,943,750 offset by the repayment of notes payable of $550,000. For the nine months ended September 30, 2003, net cash provided by financing activities was $750,000 and was attributed to proceeds from notes payable secured during the reporting period.

As a result of the above, total cash increased by $772,939 during nine months ended September 30, 2004.

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

In the long term, based upon purchase orders we have received, anticipated future product sales and cash on hand, we believe that we will have the need for additional capital investment and are actively pursuing additional outside capital investments that will be necessary to meet our cash flow needs beyond the next twelve months. This is due primarily to our history of sales lagging expenses. However, we have taken action to reduce our expenses and plan to focus more on future sales.

In the short term, less than twelve months, we do not foresee needing additional capital unless, an unforeseen business opportunity requires more funds than we have currently on hand. On both the long and short term, should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated.

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

MARKETABLE SECURITIES

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At September 30, 2004, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated fair value.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2004, we issued 9,402 common shares of its common stock for services rendered. These services include legal services.

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

The patented technology verifies a user's identity using any form of biometrics for "keyless" access and operation of a vehicle. Once identity is verified, the user gains access to the vehicle and only then will vehicle's engine become operational. The technology's purpose is to eliminate the need of having any key while enhancing the vehicle's security. The technology is also capable of controlling critical functions of the vehicle, such as ignition, fuel injection and transmission engagement. Potential uses of the patented technology extend to automobiles, boats, planes, trucks and buses for personal, commercial and military use.

Through August 2004, the patent owner was also engaged as a Consultant to Sense during the option exercise period in consideration for the payment of consulting fees in the amount of $10,000 per month.

Effective September 13, 2004, Sense Holdings, Inc. ("Company") and the inventor of patented technology entered into a new purchase option and exclusive representation agreement. The technology is protected by U.S. Patent No. 6,727,800. Under the terms of the new agreement the purchase option and representation periods can be extended by the Company until September of 2005. In addition to an extended period of time, the new agreement grants purchase option and exclusive representation rights for U.S. patent pending application No. 10/832,050 and International patent pending application No. PCT/US2004/006186. Beginning in September 2004, the patent owner will receive consideration every three months of fifteen thousand dollars ($15,000) during the option periods. In addition the Company and the inventor have agreed to a purchase price for the technology during the option periods.

Just as in the prior agreement, the Company will continue evaluating various alternatives for commercializing the rights granted to it. One alternative includes continuing efforts to sell or license the technology with third parties that have already expressed interest in the technology. Another alternative is the continued marketing of the technology for sale or license to other third parties. Simultaneously with those efforts, the Company continues to evaluate the potential benefits of an outright purchase of the technology from the inventor. There is no assurance that the Company will be successful in commercializing the rights granted to it by the patent owner.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


31.1     Certification of Chief Executive Officer Pursuant to Section 302
31.2     Certification of Chief Financial Officer Pursuant to Section 302
32.1     Certification of Chief Executive Officer Pursuant to Section 906
32.2     Certification of Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K

         On September 15, 2004, we filed an 8-K disclosing an amendment to our option agreement to purchase patented technology that provides "keyless" access and operation of a motor vehicle.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY


Date:    November 22, 2004        By: /S/ Dore Scott Perler
                                  -------------------------
                                  Dore Scott Perler
                                  Chief Executive Officer,
                                  President and Director
                                  (Principal Executive Officer)

Date:    November 22, 2004        By: /S/ Andrew Goldrich
                                  -----------------------
                                  Andrew Goldrich
                                  Chief Financial Officer,
                                  Vice President and Director
                                  (Principal Accounting Officer)