Form 10KSB
period 2004-12-31
SENSE HOLDINGS INC
filed 2005-04-15
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


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


             4503 NW 103RD AVENUE, SUITE 200, SUNRISE, FLORIDA 33351
             -------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


Issuer's Telephone Number, Including Area Code:   (954) 726-1422

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class        Name of each exchange on which registered

      _______NONE________        __________________NONE___________________

Securities registered under Section 12(g) of the Exchange Act:

      ________________________________NONE________________________________
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $139,321 for the 12 months ended December 31, 2004.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $6,487,179 as of April 11, 2005

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 13 2005, 33,322,858 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

Transitional Small Business Disclosure Form (check one):  Yes ___   No _X_

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

Item 5.  Market for Common Equity and Related Shareholder Matters............17

Item 6.  Management's Discussion and Analysis or Plan of Operation...........18

Item 7.  Financial Statements................................................F-1

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure Statements.....................................24

Item 8A. Controls And Procedures.............................................24

Item 8B. Other Information...................................................25

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................25

Item 10. Executive Compensation..............................................28

Item 11. Security Ownership of Certain Beneficial Owners and Management......31

Item 12. Certain Relationships and Related Transactions......................32

Item 13. Exhibits............................................................33

Item 14. Principal Accountant Fees And Services..............................34

Signatures ..................................................................35

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this annual report, the terms the "Company," "we," "us," "ours," and similar terms refers to Sense Holdings, Inc., a Florida corporation, and our subsidiary.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

We design, develop, manufacture and sell fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We have developed two turnkey integrated applications that incorporate our proprietary BioClock(R) hardware platform:

o Our "CheckPrint(R) T/A" systems are designed primarily for use by employers who desire to verify the presence of employees at the workplace, and to monitor their time and attendance at work; and,

o Our "CheckPrint(R) A/C" systems are designed to permit access to locked buildings, offices or other secured areas only to selected individuals, whose identities can be verified using our fingerprint identification software.

We also own, license or have optioned for purchase the following additional security-related technologies:

o Micro Electro Mechanical Sensors, or MEMS, technology for use in the field of explosive detection. We believe that this technology will enable us to develop products for governmental use, as well as for security-related applications including airport security. No products have yet been developed incorporating these technologies, however we plan on funding final development stage at Oak Ridge National Laboratories during the second quarter of 2005 and we are targeting a completion date of September 2006 to launch products to the marketplace.

o We acquired (subject to payment obligations) to purchase patented technology that provides "keyless" access and operation of a motor vehicle. "Keyless" access and operation is accomplished through use of a biometric identification system. During the term of the option agreement we have been designated as the exclusive sales, marketing and representation agent for the patented technology. (See Option to Purchase Keyless Operation Of Vehicle Patent below)

Our modest revenue-generation to date has been derived primarily from our sales of our biometric BioClock(R) and CheckPrint(R) products. These sales have taken place for the most part to a few major customers. As such we are dependent upon the few major customers and any disruption in that business will significantly decrease our sale revenues if other business is not secured. Our negative financial results have been due, in substantial part, to a lack of capital necessary to commence aggressive marketing programs. While we have funded our growth to date through the sale of our debt and equity securities, we require operating revenues or alternative financing in order to fully implement our business plan and achieve profitability.

BIOMETRICS INDUSTRY

The use of unique physical traits to verify a person's identity is known as biometric identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, retinal scanning, voice recognition, face recognition and signature analysis. Biometric technology has been used for decades in government and law enforcement applications. Until recently, these systems were too expensive to manufacture to make retail marketing realistic. However, with the introduction of more powerful computers and the development of more advanced software applications, biometric identification techniques can be adapted for commercial purposes on an economically feasible basis. In addition, there is currently a much greater awareness of biometrics as it relates to security applications.

There are many alternatives in the biometric industry that include, but are not limited to, fingerprint recognition, facial recognition, voice recognition and palm recognition,iris scanning and retinal scanning. Many providers have used the different methods in different applications. To date, applications include time and attendance, access control, crowd scanning and computer access. The industry is in its infancy regarding applications however the technology regarding biometric detection is a rapidly maturing science. Presently, there are many companies entering the biometric detection and application industry while many other companies have failed at trying to create a marketable product. There are few companies that have been in the industry for multiple years and continue to use their experience to market biometric detection devices and applications.

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

Many factors, including recent world events, have created increased demand for new biometric applications to secure access, not only to physical areas, but also sensitive data. Among the applications that are being developed are the use of biometrics to validate the identities of individuals at security checkpoints before boarding a plane, entering a building, crossing a border, and accessing a computer.

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

BioClock(R) replaces traditional identification devices such as: swipe cards; punch cards; PIN numbers; or, passwords that can be stolen or voluntarily provided by the owner to another person. Alternatively, BioClock(R) can be used in conjunction with traditional identification devices for added security. We have made our systems modular so the user can choose which parts of the technology they wish to use. In addition, we have designed our systems to be compatible with many existing technologies so that they can be integrated into an existing system in a seamless fashion. As a result, we believe BioClock(R) reduces incidents of fraud associated with traditional identification systems that do not effectively preclude individuals from using another person's means of identification while keeping integration hurdles and costs down.

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

   o  Generate logs and reports, including 60 standard reports; and

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

BDS

We have developed software into a Biometric Distribution Server. We market this software in combination with our other systems under the name CheckPrint(R) BDS. The software allows our systems to operate in a multi-unit configuration. Thus many remote sites can be managed from a central database. We believe the CheckPrint(R) BDS application is a significant enhancement to our core product offering and the field of biometrics.We have applied for patent protection with the United States Patent and Trademark office and are currently protected by Patent Pending.

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

      o CheckPrint(R) SDTU, provides users the ability to secure a computer terminal with fingerprint biometric technology and a smart card. The hardware is a stand-alone peripheral that can be connected to a port on an existing computer to permit fingerprint identification. There are many applications that can be written around the secure data storage capability of a smart card that is unlocked by a fingerprint biometric signature. For example, in a university setting information such as meal plan credits can be stored on the smart card and deducted as used by the biometrically identified user.

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

PRODUCT DEVELOPMENT, MANUFACTURING AND ASSEMBLY

CheckPrint(R) T/A is configured, as a stand alone unit comprised of a TFT Flat Panel display, internal computer, keypad, and silicon fingerprint reader. CheckPrint(R) T/A automatically authenticates the employee's identity; tracks total hours, and calculates the correct pay rates. Sense offers CheckPrint(R) T/A models to support any size employee base.

We design, develop, manufacture, and sell the CheckPrint(R) T/A security solution. We have developed time and attendance, access control and security system software applications, as well as a complete hardware system solution based on a Pentium(R) PC processor backbone. Our products work in a network environment and we can connect to any existing network infrastructure or we can setup the network at the customer's request. Data is transmitted through TCP/IP protocol and we can link unlimited CheckPrint(R) T/A units together in any environment or facility. Sense also can remotely communicate with other CheckPrint(R) T/A units using a modem which transmits required data over the standard telephone lines. The CheckPrint(R) T/A systems are unsupervised security and clock-in stations replacing the standard wall mounted time clock or swipe systems. An employee or another authorized user uses his or her fingerprint to replace a password, PIN or swipe card.

CheckPrint(R) T/A systems and CheckPrint(R) A/C systems are driven by our proprietary software. We believe that the software components for our biometric identification systems are proprietary because the software was developed by our technical staff, and all rights to the creation of these software applications have been assigned to the company. The source code for the software is our proprietary property. All employees are under a contractual obligation, and /or the work for hire doctrine, to assign their intellectual property rights to Sense. This software enables our systems to gather, filter and sort data, generate reports from the data and compute payroll information for export to third party payroll services.

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

ACQUISITION OF MICRO SENSOR TECHNOLOGIES, INC. AND THE MEMS TECHNOLOGY

On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor Technologies, Inc., a Florida corporation ("Micro Sensor"). The shares were acquired from UTEK Corporation and UT-Battelle LLC, the shareholders of Micro Sensor, in a stock-for-stock exchange, for total consideration of 2,000,000 shares of our common stock. Following the acquisition, Micro Sensor became our wholly-owned subsidiary, and we indirectly acquired the rights and obligations of Micro Sensor under various agreements to which it is a party, including a Patent License Agreement with UT-Battelle LLC, a presently expired Consulting Agreement with Dr. Thomas Thundat and a presently expired Work for Others Agreement with UT-Battelle LLC. UT-Battelle LLC is the technology transfer management company created at Oak Ridge National Laboratory. Pursuant to the stock-for stock transfer, UTEK received 1,850,000 common shares of Sense and UT-Battelle received 150,000 common shares of Sense.

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

Under the License Agreement, Micro Sensor is obligated to pay UT-Battelle an amount equal to 2.5% of net sales of products incorporating the licensed technology, subject to minimum annual royalties ranging from $5,000 during the third year of the license term to $25,000 for the seventh year of the term and thereafter. The anniversary of the third year of the license agreement began on March 26th, 2004. However, UT-Battelle has granted a three-month extension of the required minimum royalty. On July 26th, 2004 Sense paid a minimum royalty payment of $6,125 to UT-Battelle. Subsequent payments are due on the anniversary of the July 26th payment as follows: year 4 $10,000; year 5 $15,000; year 6 $20,000; and, year 7 and each remaining year thereafter $25,000. If the technology is sublicensed to third parties, a sublicense royalty fee equal to 50% of the sublicenses received by Micro Sensor must be paid to UT-Battelle. The term of the license agreement expires upon termination of the last-to-expire of the proprietary rights granted under the agreement, subject to earlier termination in the event of an uncured breach of the agreement by either party. No products have yet been developed from the technology, and we do not know if the acquired technology can be successfully incorporated into commercially feasible products or whether any such products can be successfully marketed.

Oak Ridge National Laboratory continues its research and development efforts toward a commercially viable Micro Sensor to be incorporated into our product line of sensors. We are engineering systems and hardware to incorporate the sensor, as envisioned, into handheld explosive detection devices. Dr. Panos Datskos, a research scientist at UT-Battelle, serves as our liaison and as a member of Executive Advisory Board. As of this date, Sense Holdings, Inc. is contemplating entering into a "CRADA" Collaborative Research and Development Agreement with Oak Ridge National Laboratory and UT Battelle under which all future development funded by Sense Holdings, Inc in conjunction with the newly formed CRADA agreement will be the property of Sense Holdings. Sense Holdings is also in negotiation with UT Battelle and Oak Ridge National Laboratory to expand current license rights and expanded fields of use for explosive detection technologies as well as Chemical and Biological weaponry and Narcotics detection.

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

The patented technology verifies a user's identity using any form of biometrics. Once identity is verified, the user gains access to the vehicle and is able to operate it. The technology is also capable of controlling critical functions of the vehicle, such as ignition, fuel injection and transmission engagement. Potential uses for the patented technology extend to automobiles, boats, planes, trucks and buses. The inventor has fully prosecuted his patent in the United States Patent and Trademark Office and has received a Notice of Allowance dated January 14, 2004. The inventor has paid the allowance fee, and has received patent number 6,727,800B1 on April 27, 2004 from the United States Patent and Trademark Office.

The patent owner has also been engaged as a consultant to Sense during the option exercise period in consideration for the payment of consulting fees in the amount of $10,000 per month for the first six months. Other details regarding the consulting fees are explained in the agreement between the parties filed as an exhibit to our Current Report on Form 8-K, dated March 24, 2004. We are evaluating various alternatives for commercializing the rights granted to us, including marketing the technology for sale or license by a third party or seeking third-party financing. All efforts are being conducted to allow us to pay the $1,500,000 option exercise price for the patent and all continuations that may be granted based on the patent. There is no assurance that we will be successful in commercializing the rights granted to us by the patent owner. On September 13, 2004, Sense Holdings and the inventor amended their current contract and consulting agreement in which the inventor will be paid $5,000 per month in cash for a period of 6 months with two option periods. Each option period is for 3 months and continues thru September 13, 2005. Sense has the right to not exercise its option at any time during the course of the agreement.

On November 11, 2004, we entered into a Letter of Understanding with Intier Automotive Closures for the evaluation of the granted biometric patent, and to begin the initial due diligence phases for integration of biometric technology for automotive use. Intier will evaluate and test prototypes provided by Sense Holdings and will keep the company informed on all developments and requirements. Intier Automotive Closures is a leading Tier one supplier to GM, Ford, Daimler-Chrysler and Honda.

RESEARCH AND DEVELOPMENT COSTS

From the inception of our current activities in July 1998 through December 31, 2004, we have spent approximately $1,500,000 on research and development activities. For the years ended December 31, 2004 and 2003, research and development, consisting mainly of salaries, amounted to $163,492 and $203,546, respectively.

SALES, MARKETING AND PRICING

Many of our goods and services are customized to individual customer needs. However, our core products, which we market under the marks BioClock(R) and CheckPrint(R) as systems, range from $2,500 to the hundreds of thousands of dollars, depending on the number of users, sites and functionality of the system. We also offer software updates and on-site service contracts for additional fees. We also sell other goods and services, such as a desk top finger sensor, a desk top finger sensor with a smart card reader built into the desk top unit, software developer's kits and database management tools, at suggested retail prices.

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

DEPENDENCE ON A FEW MAJOR CUSTOMERS

Significant portions of our sales to date have been, and will continue to be, made through a small number of significant customers. Specifically, four customers accounted for approximately eighty-seven percent (87%) of our revenues for the fiscal year ended December 31, 2003. Specifically, American Airlines accounted for 33%, Federal Express accounted for 26.8%, Just for Kids accounted for 14.7% and Pearson Education accounted for 13.4%. These same four customers account for eighty percent (80%) of the accounts receivable at year ending December 31, 2003. Just for Kids accounted for 26.5%, Federal Express accounted for 22.4%, American Airlines accounted for 18.5% and Pearson Education accounted for 12.8%. For the year ended December 31, 2004, 72% or our revenues were derived from three customers; American Airlines, Federal Express, and Pearson Education. Specifically, American Airlines accounted for 35.6%, Federal Express accounted for 20.8%, and Pearson Education accounted for 15.4%. These three customers accounted for 57% of the outstanding accounts receivable at December 31, 2004. Any disruption in our relationships with one or more of these customers, or any significant variance in the magnitude or the timing of orders from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

INTELLECTUAL PROPERTY

Patents

We currently have on file with the United States Patent and Trademark Office, a utility patent that was converted from a provisional patent covering the proprietary use of our technology and the proprietary hardware used in our application. In addition, we have on file a provisional patent regarding our CheckPrint(R) BDS, a biometric middleware utility, and a utility patent regarding a handheld explosive detection unit. Our goods and services are clearly marked as patent pending. Several other products and methods are being identified as potential patent subject matter, and once the analysis is complete applications will be sought. There is no guarantee that our patent applications will mature into registrations for patents. We have retained patent counsel to review the projects and advise where subject matter applicable for patent protection exists, and to prepare applications for the same. All of our employees are under an obligation to assign inventive material to Sense Holdings, Inc.

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

Copyrights

We currently have on file several copyright applications covering our source code. We maintain common law rights to our proprietary copyrights. The common law rights protect the actual programming code, the look and feel of its display screens and material contained in our user manuals since the time of the copyrightable works creation. In addition, we have an application on file with the United States Copyright Office covering our proprietary source code, the look and feel of our display screens and user manuals. There is no guarantee that our application will mature into a registration for copyright.

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

Competition in time and attendance services exists from various software developers and product manufacturers, the largest of which is Kronos, a publicly traded company (NASDAQ National Market System: KRON) providing software applications based on a swipe card identifier. Other competitors in time and attendance application development include Simplex, Stromberg, TimeAmerica, Time Systems and ADP. Principal competition in fingerprint biometrics includes Identix, Crossmatch, Secugen Fujitsu, and Cogent Systems. Other biometric technology providers include Recognition Systems (hand geometry), LG Electronics ( LG Iris) (iris identification) and Visage ( Facial recognition ). Many of our competitors have a substantially longer operating history than we do and have substantially greater financial and other resources than we do. While we believe that our ability to offer a total package of time and attendance and access control software and innovative hardware gives us a competitive marketing advantage, unless we are able to penetrate the marketplace and gain name recognition for our products and technology, we may be unable to compete effectively.

We have initiated due diligence to begin development of our handheld MEMS multi-substance detector. We plan to develop a handheld detector with the capabilities of detecting explosives, chemical and biological substances and narcotics. We will work in conjunction with Oak Ridge National Laboratory utilizing our on-staff expertise. We will face competition in this sector of business from industry participants such as GE Interlogix, OSI Rapiscan, Scientex, Isonics to name a few, along with other methods of detection such as K-9 units, infrared, We feel price and performance will guide this product as the industry leader in this sector.

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

EMPLOYEES

We currently employ 6 people, all of whom are full-time employees, in the following capacities: three executive officers, one of which is the Chief Executive Officer, one of which is the Chief Financial officer one of which is the Chief software designer and programmer, one specializing in the field of mechanical and electrical engineering one warehouse and assembly employee, and one sales person dedicated to marketing all of our proprietary and licensed products. Our employees are not subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

In January 1999, we reduced the shares of our stock that were outstanding by combining each 7.74 shares that were outstanding, into one share. All numbers of shares in this annual report reflect the January 1999 share combination. In June 1999, we changed our corporate domicile from Idaho to Florida and, in connection with the domicile change we changed our name to Sense Holdings, Inc. In May 2000, we increased the number of shares of common stock we are authorized to issue to 20,000,000, in January 2002, we increased our authorized common stock to 40,000,000 shares and in April 2004, we increased our authorized to 100,000,000 shares.

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

RISKS RELATED TO OUR BUSINESS

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A "GOING CONCERN," WE HAVE EXPERIENCED HISTORICAL LOSSES WE MAY HAVE TO CEASE OPERATIONS IF WE DO NOT GENERATE MEANINGFUL REVENUE AND ACHIEVE PROFITABILITY AND INVESTORS MAY LOSE THEIR INVESTMENT. We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. For the fiscal years ended December 31, 2004 and 2003, we experienced net losses of ($1,499,284) and ($1,409,675), respectively. At December 31, 2004, we had an accumulated deficit of ($9,227,055). Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, for which we may not have offsetting revenues or available capital. As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

Our current significant working capital deficit at December 31, 2004, among other factors, resulted in our independent certified public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 to express substantial doubt as to our ability to continue as a going concern. We remain in need of substantial additional investment capital to fund our longer-term operating needs, including the servicing of our remaining debt obligations and the conducting of those marketing activities we believe necessary to achieve meaningful sales growth.

OUR BUSINESS IS CAPITAL INTENSIVE AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE, AS SUCH, ESPECIALLY IN LIGHT OF OUR HISTORICAL LOSSES, WE MAY HAVE TO CEASE OPERATIONS AND INVESTORS MAY LOSE THEIR INVESTMENT. Our operations are capital intensive and our growth and ongoing operations will consume a substantial portion of our available working capital. We have engaged in numerous financing activities over the past few years but have been unable to utilize the funds raised to achieve positive financial results. Furthermore, we will require additional capital in order to fund our operations, and we do not have any commitments for additional financing. Additional funding, if required, may not be available, or if available, may not be available upon favorable terms. Insufficient funds will prevent, or delay, us from implementing our business strategy. Due to our small revenue base, low level of working capital and the inability to conclude development agreements with major manufacturing companies, we have been unable aggressively pursue our product development strategy to date. We will require significant additional financing and/or a strategic alliance with a well-funded development partner to undertake our business plan. Failure to receive additional funding or enter into a strategic alliance could limit our growth, limit our likelihood of profitability and worsen our financial condition and may correspondingly decrease the market price of our common stock, or may cause us to cease operations all together.

OUR CONTINUED SALE OF EQUITY SECURITIES WILL DILUTE EXISTING SHAREHOLDERS AND MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK. Given our limited revenues and prospect for revenues for the 2005 fiscal year, we will require additional financing which will require the issuance of additional equity securities. We expect to continue our efforts to acquire further financing in the future to fund additional marketing efforts, product development expenses, programming and administrative expenses, which will result in future dilution to existing outstanding shareholders.

BECAUSE WE ARE DEPENDENT UPON A FEW MAJOR CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR CURRENT SALES, THE LOSS OF ANY ONE OF THEM WOULD REDUCE OUR REVENUES, LIQUIDITY AND HINDER OUR ABILITY TO BECOME PROFITABLE, AS SUCH, WE MAY HAVE TO CEASE OPERATIONS AND INVESTORS MAY LOSE THEIR INVESTMENT. Significant portions of our sales to date have been, and will continue to be, made through a small number of significant customers. Specifically, four customers accounted for approximately eighty-seven percent (87%) of our revenues for the fiscal year ended December 31, 2003. Specifically, American Airlines accounted for 33%, Federal Express accounted for 26.8%, Just for Kids accounted for 14.7% and Pearson Education accounted for 13.4%. These same four customers account for eighty percent (80%) of the accounts receivable at year ending December 31, 2003. Just for Kids accounted for 26.5%, Federal Express accounted for 22.4%, American Airlines accounted for 18.5% and Pearson Education accounted for 12.8%. Approximately 72% of our sales for the year ended December 31, 2004, were derived from three customers, American Airlines, Federal Express, and Pearson Education. These three customers accounted for 57% of the outstanding gross accounts receivable at December 31, 2004. Any disruption in our relationships with one or more of these customers, or any significant variance in the magnitude or the timing of orders from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

WE DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND THE LOSS OF A KEY EXECUTIVE COULD SEVERELY IMPACT OUR OPERATIONS, CAUSE DELAY AND ADD EXPENSE TO OUR OPERATION. The execution of our present business plan depends on the continued services of Dore Scott Perler, our Chief Executive Officer and President, Andrew Goldrich, our Chief Financial Officer and Vice President, and Shawn Tartaglia, our Chief Technical Officer. We do not currently maintain key-man insurance on their lives. While we have entered into employment agreements with each of them, the loss of any of their services would be detrimental to our business, financial condition and results of operations. We may not retain or replace the services of our key officers.

WE HAVE ELECTED NOT TO VOLUNTARILY ADOPT VARIOUS CORPORATE GOVERNANCE MEASURES, WHICH MAY RESULT IN SHAREHOLDERS HAVING LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS. Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. We have not yet adopted these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. However, to the extent we seek to have our Common Stock listed on a national securities exchange or Nasdaq, such requirements will require us to make changes to our current corporate governance practices, which changes may be costly and time consuming. Furthermore, the absence of such practices with respect to our Company may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. As an example of one Sarbanes-Oxley requirement, currently none of the members of our board of directors are considered to be "independent" for purposes of Sarbanes-Oxley. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement if it becomes applicable to us.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

FAILURE OF OUR INTERNAL SYSTEMS MAY CAUSE SYSTEM DISRUPTIONS, REDUCE LEVELS OF CUSTOMER SERVICE, AND OTHERWISE DAMAGE OUR OPERATIONS WHICH COULD LEAD TO LOST SALES AND MAY INCREASE OUR OVERHEAD WHICH WOULD ADD EXPENSE AND DELAY OUR OPERATIONS. We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We must continually improve these systems in order to meet the level of use. Furthermore, in the future, we may add features and functionality to our products and services using internally developed or third party licensed technologies. Our inability to:

         a) add software and hardware;

         b) develop and upgrade existing technology, transaction processing systems and network infrastructure to meet increased volume through our processing systems; or

         c) provide new features or functionality may cause system disruptions, slower response times, reductions in levels of customer service, decreased quality of the user's experience, and delays in reporting accurate financial information. Any such failure could result in a loss of business and worsen our financial condition and may correspondingly decrease the market price of our common stock.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

WE HAVE ACQUIRED LICENSE RIGHTS TO CERTAIN PATENTED INTELLECTUAL PROPERTY; HOWEVER, WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR MARKETING COMMERCIALLY VIABLE PRODUCTS INCORPORATING THE INTELLECTUAL PROPERTY, WHICH COULD ADD EXPENSE AND DELAY OPERATIONS. We acquired Micro Sensor and the MEMS technology but have not yet commercially exploited such intellectual property through the development of final products. Although we may never develop or market products incorporating the intellectual property, we may still remain responsible for paying minimum annual royalties to the licensor.

WE WILL BE REQUIRED TO PAY MINIMUM ANNUAL ROYALTIES FOR LICENSED INTELLECTUAL PROPERTY EVEN IF WE ARE UNABLE TO GENERATE REVENUES FROM OUR USE OF THE INTELLECTUAL PROPERTY, WHICH COULD ADD EXPENSE AND DELAY OPERATIONS. We have agreed to pay UT-Battelle, the operator of the Department of Energy's Oak Ridge National Laboratory, 2.5% of revenues we generate from sales of products incorporating the technology we have licensed. Even if we are unsuccessful in either developing or marketing products incorporating the licensed technology, we have agreed to pay UT-Battelle minimum annual royalties during each year of the license agreement. Minimum annual royalties of $6,125 paid on the new third anniversary date of June 2004, $10,000 due on the fourth anniversary date, $15,000 due on the fifth anniversary date, $20,000 due on the sixth anniversary date and $25,000 for the seventh and succeeding anniversary years of the term. The term ends June 2016. The payment of these minimum annual royalties absent offsetting revenues from product sales may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

THERE IS UNCERTAINTY OVER WHETHER INTELLECTUAL PROPERTY WE HAVE LICENSED, OPTIONED OR OTHERWISE HAVE RIGHTS TO INFRINGE ON THE RIGHTS OF THIRD PARTIES, WHICH COULD ADD EXPENSE AND DELAY OPERATIONS. We acquired Micro Sensor from its shareholders, including UTEK Corporation. While UTEK has represented to us that, to the best of their knowledge, Micro Sensor's licensed explosive detection technology does not infringe on the rights of any third party, UTEK has also advised us that they did not undertake a formal patent search or other investigation as to whether the detection technology infringes on the rights of any third party. In the event it is ultimately found that this technology does infringe on the rights of a third party, we may be prohibited from developing or marketing products incorporating the technology, we may remain responsible for paying minimum annual royalties to the licensor and we may be liable for damages to the third party upon whose technology we may have infringed.

We also acquired the right to purchase intellectual property rights related to the keyless access and operation of a vehicle under a March 2004 option agreement entered into with the patent inventor, as amended on September 13, 2004 (See OPTION TO PURCHASE KEYLESS OPERATION OF VEHICLE PATENT - Item 1). While such inventor has represented to us that, to the best of his knowledge, the invention does not infringe on the rights of any third party, in the event it is ultimately found that this technology does infringe on the rights of a third party, we may be prohibited from developing or marketing products incorporating the technology, and we may be liable for damages to the third party upon whose technology we may have infringed.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, THEREBY PERMITTING COMPETITORS TO DEVELOP THE SAME OR SIMILAR PRODUCTS AND TECHNOLOGIES TO OURS, WHICH COULD ADD EXPENSE AND DELAY OPERATIONS. Our future results and ability to compete will be dependent, in large part, upon the marketing and sales of our developed proprietary products and technologies, the development of future proprietary products and technologies and the commercialization of licensed and purchased patented technologies. We intend to rely primarily upon copyright, trade secret and trademark laws to protect the proprietary components of our systems. While we have filed U.S. patent applications covering certain of our systems, the patent applications may not result in the issuance patent. Additionally, if granted, any patent may be successfully challenged and will not provided us with meaningful proprietary protections or that we may not have the financial resources to mount sustained patent defense. Also, while we have licensed or optioned certain patented technologies, the validity of these patents may be challenged in the future or a claim of infringement of a holder of a previously filed patent may be claimed. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others or if others assert their rights against us. The failure to successfully protect our intellectual property and proprietary rights could enable others to duplicate or claim rights to our products and systems or otherwise develop similar or competitive products and systems which may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

WE FACE SEVERE COMPETITION FROM TIME AND ATTENDANCE PROVIDERS, SECURITY COMPANIES, IN GENERAL, BIOMETRIC SECURITY DEVICE PROVIDERS, EXPLOSIVE DETECTION COMPANIES AND KEYLESS VEHICLE OPERATION COMPANIES, MANY OF WHOM HAVE GREATER RESOURCES THAN WE DO, WHICH COULD CAUSE US TO LOSE SALES ADD EXPENSE AND DELAY OUR OPERATIONS. We may be unable to effectively compete in the marketplaces in which we operate. We engage in providing time and attendance resources to employers in several sectors of the marketplace. We also provide building access control security devices, and we are developing technologies for explosive detection and the keyless operation of vehicles.

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

Our explosive detection technology is still in the developmental stage as it incorporates the MEMS technology, which has yet to be commercially exploited. There are several other explosive detection providers that have significant inroads to the market sector. There are also government compliance issues that certain of our competitors in this field have already overcome. One specific competitor is Invision Technologies, Inc., which has agreed to be acquired by GE Infrastructure, a unit of General Electric, for $900 million. Invision's technology is not MEMS-based and it is widely used by the U.S. Transportation and Safety Administration.

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

Most of these competitors have a longer operating history than we do and many of them have substantially greater financial and other resources than we do. As a result, we will likely encounter greater difficulty in implementing our business plans than will our competitors. The introduction of similar or superior products by current or future competitors may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

WE ARE DEPENDENT UPON THIRD PARTY SOFTWARE, AND IF WE HAVE DIFFICULTY OBTAINING NECESSARY SOFTWARE, WE WILL BE UNABLE TO MEET CONTRACTUAL OBLIGATIONS, WHICH COULD CAUSE US TO LOSE SALES AND ADD EXPENSE AND DELAY OUR OPERATIONS. We license software from Integrated Design, Inc. pursuant to a contract that enables the data gathered by CheckPrint(R) T/A systems to be formatted and transmitted to third party payroll services. Either party, on ninety days prior written notice with or without cause, may terminate such agreement. In the event such agreement was terminated, we would be required to license similar software from a third party vendor or develop our own links for data export. Any failure or delay in licensing or developing such software could result in our inability to meet our contractual obligations and may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

OTHER TYPES OF BIOMETRIC SECURITY DEVICES ARE BEING DEVELOPED AND MARKETED, AND WE ARE UNCERTAIN IF FINGERPRINT BIOMETRIC SECURITY DEVICES WILL BE ACCEPTED IN THE MARKETPLACE, WHICH COULD CAUSE US TO LOSE SALES ADD EXPENSE AND DELAY OUR OPERATIONS. Our developed products incorporate fingerprint biometrics as the basis for authenticating a person's identity. Other forms of biometric identification, including iris scanning, voice patterns and signature verification, are being marketed, developed and tested, both by us and others. We have integrated several other forms of biometrics into our products on a proto-type basis, but the fingerprint remains our standard offering. Our future results will be dependent on our ability to successfully market our biometric systems and support services to end-users, distributors and resellers. Successful marketing will depend upon the acceptance of fingerprint biometrics as a preferred form of identification. We have not commissioned a formal market or research study to determine whether fingerprint identification is preferred to other forms of biometric identification or whether sufficient demand for our products and services exists to enable us to sustain operations, expand or achieve profitability. A lack of demand for fingerprint biometric systems could reduce our revenues of approximately $140,000 attributable almost exclusively to sales of systems incorporating a fingerprint biometric, and may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

OUR PRODUCTS RELY ON FINGERPRINT BIOMETRICS AND THE LACK OF TECHNOLOGICAL DIVERSIFICATION IN OUR PRODUCTS COULD CAUSE OUR RESULTS TO SUFFER, WHICH COULD CAUSE US TO LOSE SALES ADD EXPENSE AND DELAY OUR OPERATIONS. Almost all of our products and systems incorporate fingerprint biometric technology. Our future results may depend on the continued reliability and acceptance of Biometrics as a method of identity verification. As a result, in the event of unforeseen adverse events in the development, enhancement, reliability, marketing or acceptance of fingerprint biometrics, we will be unable to temper its effects by relying upon sales of other products. In addition, we do not currently know when products under development incorporating other biometrics, explosive detection technology and keyless vehicle operation will generate revenues, or whether they can be successfully marketed. In light of our lack of product diversification unforeseen events related to our narrow product offering may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

TRADING IN OUR COMMON STOCK DURING 2004 WAS LIMITED, SO OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT AT PREVAILING PRICES. Shares of the common stock are traded on the OTCBB. Approximately 183,000 shares were traded on an average daily trading basis during 2004. If limited trading in the common stock continues, it may be difficult for our shareholders to sell in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock at any time could depress the price of our common stock to a greater degree than a company that typically has higher volume of trading of securities.

RISK RELATED TO OUR SECURITIES AND CAPITAL STRUCTURE

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE POSSIBLE VOLATILITY IN OUR STOCK PRICE WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT. There has only been a limited public market for our common stock and an active trading market in our common stock may not be maintained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may decrease the market price of our common stock.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE SUBJECT TO EXTREME VOLATILITY, WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT. The market for securities of high-technology companies, including companies such as ours that participate in emerging markets, has historically been more volatile than the market for stocks in general. As a result, the price of our common stock may be subject to wide fluctuations in response to factors some of which are beyond our control, including, without limitation, the following:

      o  Quarter-to-quarter variations in our operating results;

      o  Our announcement of material events;

      o  Price fluctuations in sympathy to others engaged in our industry; and,

      o  The effects of media coverage of our business.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY'S SECURITIES, WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities and the price at which such purchasers can sell any such securities.

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

ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK. We are authorized to issue 100,000,000 shares of common stock. As of the date of annual report, there were 33,322,858 shares of common stock issued and outstanding. We have also reserved a total of 13,218,930 shares for future issuance consisting of 2,085,000 shares issuable upon the exercise of options that have been granted, approximately 2,056,340 shares available for issuance under our stock option plans and 9,077,590 shares issuable upon exercise of options that have been granted. The options and warrants are exercisable at prices ranging from $.16 to $1.50 per share. To the extent stock is issued upon the exercise of options or warrants, our existing shareholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, the issuance of our shares upon their exercise will result in additional dilution.

WE MAY ISSUE PREFERRED STOCK, WHICH MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK AND MAY HAVE RIGHT SUPERIOR TO YOUR COMMON STOCK RIGHTS. In addition to the above-referenced shares of common stock that we may issue without shareholder approval, we have the right to authorize and issue preferred stock. We presently have no issued and outstanding shares of preferred stock and while we have no present plans to issue any shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have superior rights to the holders of common stock.

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

OTHER RISKS

LIMITATION ON DIRECTOR/OFFICER LIABILITY MAY LIMIT THE AMOUNT YOU CAN RECOVER FOR A BREACH FIDUCIARY DUTIES BY AN OFFICER OR DIRECTOR. As permitted by Florida law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our charter provision and Florida law, shareholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law. Thus your right to recover damages as a shareholder may be limited.

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE FOR OUR COMMON STOCK AND COULD CUASE YOU TO LOSE SOME OR ALL OFYOUR IVESTMENT.

As of the date of this annual report, there are 33,322,858 shares of common stock issued and outstanding.

Of the currently issued and outstanding shares, 33,252,858 shares of our common stock (of which 2,431,530 shares are owned by our officers, directors and principal shareholders) have been registered for resale or will have been held for in excess of one year and are currently available for public resale pursuant to Rule 144 promulgated under the Securities Act ("Rule 144"). The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least two years by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation. Sales of our common stock under Rule 144 or pursuant to such registration statement may have a depressive effect on the market price for our common stock.

IT IS NOT POSSIBLE TO FORESEE ALL RISKS WHICH MAY AFFECT US. MOREOVER, WE CANNOT PREDICT WHETHER WE WILL SUCCESSFULLY EFFECTUATE OUR CURRENT BUSINESS PLAN. EACH PROSPECTIVE PURCHASER IS ENCOURAGED TO CAREFULLY ANALYZE THE RISKS AND MERITS OF AN INVESTMENT IN THE SHARES AND SHOULD TAKE INTO CONSIDERATION WHEN MAKING SUCH ANALYSIS, AMONG OTHERS, THE RISK FACTORS DISCUSSED ABOVE.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate offices to approximately 7,000 square feet of office space in Sunrise, Florida. The lease is with an unaffiliated party. Our monthly lease payment is $4,664 over the lease term. The lease expired in March 2005 and provided that we may not assign or sublet the premises without the landlord's prior written consent. We are currently on a month-to-month leasing arrangement with our landlord. Our relationship with our landlord is good and we are currently negotiating a new lease. These facilities are suitable and adequate for our current needs and allow for anticipated expansion during the term of the lease. We currently maintain commercial general liability and property insurance coverage with policy limits of $1,000,000 and $125,000, respectively. We may increase this coverage to the extent business growth dictates.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates, a party adverse to us in any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to our shareholders during the fourth quarter in the year ending December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol SEHO (previously CTSMD). Prior to February 28, 2000, our shares were listed on the National Quotation Bureau's Pink Sheets. There is currently a limited trading market for our shares and we do not know whether an active market will develop. The quarterly reported high and low bid prices for the common stock are shown below for the period two fiscal years ended December 31, 2004. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market for such securities currently exists and, in fact at the present time, such a market does not exist.

          Period                                     High              Low
         ---------                                 ------           --------

         First Quarter ended 3/31/03               $0.52              $0.25
         Second Quarter ended 6/30/03              $0.32              $0.16
         Third Quarter ended 9/30/03               $0.40              $0.15
         Fourth Quarter ended 12/31/03             $0.32              $0.18

         First Quarter ended 3/31/04               $0.42              $0.22
         Second Quarter ended 6/30/04              $0.59              $0.21
         Third Quarter ended 9/30/04               $0.25              $0.13
         Fourth Quarter ended 12/31/04             $0.36              $0.14

On April 11, 2005, the last sale price of our common stock as reported on the OTCBB was $0.19.

As of April 11, 2005, our common stock is owned of record by approximately 900 holders. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

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

Recent Sales of Unregistered Securities

On April 30, 2004, we issued 237,000 common shares of our common stock for services rendered. These services include investment relations services and business development services. The shares were issued at the fair values at the date of the issuance of $.285 per share. In connection with these shares, the Company recorded non-cash compensation and consulting expense of $67,545.

On November 17, 2004, we entered into a six-month consulting agreement with a third party for business development and investor relations services. In connection with this consulting agreement, we issued 1,000,000 shares of common stock for services rendered over the contract period unless terminated earlier. We valued these shares at their fair market value based on the trading price on the date of issuance of $.23 per share or $230,000 to be amortized over the service period.

The consultants and advisors (a) had a preexisting business relationship with us, (b) had access to financial statements and other relevant information concerning the Company; (c) had such knowledge in business and financial matters that they were able to understand the risks and merits of an investment in the Company, and were, therefore, sophisticated investors at the time of acquisition and (d) the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption there from. Accordingly, these transactions were exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations there under.

Please refer to Item 11 Section - Compensation Under Existing Equity Compensation Plans for options granted under existing employee stock compensation plans.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Sense Holdings, Inc. for the year ended December 31, 2004 and notes thereto contained in this Report on Form 10-KSB of Sense Holdings, Inc.

OVERVIEW

We design, develop, manufacture and sell fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We also own, license or have optioned for purchase the additional security-related technologies.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and limited shareholders' equity at December 31, 2004. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2004 that expressed substantial doubt regarding our ability to continue as a going concern.

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

We currently operate with a core staff of 6 full-time employees. Additionally, we eliminated a substantial portion of our product research and development expenditures in the prior year. We expect to continue to reduce research and development expenses as we focus on existing systems. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO YEAR ENDED DECEMBER 31, 2003

REVENUES

For the year ended December 31, 2004, we generated revenues of $139,321. The cost of goods sold was $55,581, which includes a $36,600 reserve expense for slow-moving inventory. This resulted in a gross profit of $83,740 and a gross profit percentage of 60% for the year ended December 31, 2004. For the year ended December 31, 2003, we generated revenues of $444,147. The cost of goods sold was $169,681 resulting in a gross profit of $274,466 and a gross profit percentage of 62%. The decrease in revenues generated was $304,826 or a decrease of 69%. The decrease is mainly attributed to the fact that four major clients purchased our goods and services in the previous period. Two of the major clients began to purchase under their respective master purchase agreements after initial pilot installations. The sales to these customers have slowed down. Additionally, through June 2004, we lacked working capital funds to spend on marketing and advertising programs. Also, we have dedicated man hours and resources to the acquisition and marketing of intellectual property during fiscal 2004, which has taken away from sales efforts of our existing product line. We believe the decrease is only temporary because we are further into the sales cycle for the intellectual property. In addition, we are refocusing on the sale of our existing product line, expanding our existing product line and have the capital to engage in effective sale efforts. We experienced an increase in gross profit percentage of approximately 24% mainly attributed to a higher percentage of revenues generated from the sale of professional services and maintenance fees versus from the sale of our products during the year ended December 31, 2004 as compared to the year ended December 31, 2003. This increase was offset by a reduction of gross profit of 26.4% attributable to the recording of a reserve for slow-moving inventory of $36,600 in 2004. There is a lower margin on the sale of our product versus the sale of professional services. Our revenue breakdown is summarized below:

                                                  Year Ended
                                                 December 31,
                                                 2004      2003
                                               -------   --------
       Revenues:
         Sale of tangible products .........   $82,097   $444,147
         Consulting services and
            maintenance ....................    57,224          -
                                               -------   --------

            Total revenues .................  $139,321   $444,147
                                              --------   --------

At December 31, 2004, accounts receivables and inventories are unusually high considering the level of sales for the year ended December 31, 2004. There are two primary factors which explain that situation.

1. Included in our accounts receivable balance is approximately $44,000 from two customers who pay us slowly (180 days). We have spoken with these customers and they have assured us that we will receive payment onthese open accounts receivable balances. We expect to collect the remaining amounts in the near future.

2. We purchased hardware in large quantities in the expectation of future business in order to receive volume discounts on the hardware. The sales have lagged behind the expectations of future business. However, all of the hardware that we carry in inventory is still utilized in our core products and we have no plans to redesign the core products to render the inventory obsolete. We believe that increased sales efforts of our core products will normalize sales verses inventory levels as we order less inventory to support those sales, however due to the lack of sales and the slow movement of inventory, we recorded a reserve for slow-moving inventory of $36,600 in 2004.

OPERATING EXPENSES

Depreciation and amortization decreased 73% to $11,618 for the year ended December 31, 2004 compared to $43,119 for the year ended December 31, 2003. This decrease is attributable to the amortization of a technology license in 2003.

For the year ended December 31, 2004, research and development costs amounted to $163,492 as compared to $203,546 for the year ended December 31, 2003, a decrease of $40,054 or 20%. This decrease is attributable to a decrease in our research and development efforts and the concentration of our efforts on currently developed products.

For the year ended December 31, 2004, general and administrative expenses were $1,304,374 as compared to $1,162,558 for the year ended December 31, 2003 and included the following:

                                                   2004                2003
                                                   ----                ----
         Salaries and related taxes .........   $  345,364         $  433,124
         Non-cash compensation and consulting      335,652            146,467
         Rent ...............................       56,546             59,549
         Professional fees ..................      152,218            151,425
         Bad debt                                   86,357             30,000
         Other General and administrative ...      328,237            341,993
                                                ----------         ----------
              Total ..........................  $1,304,374         $1,162,558
                                                ==========         ==========

For the year ended December 31, 2004, salaries and related taxes decreased to $345,364 as compared to $433,124 for the year ended December 31, 2003. Overall, our salaries and related taxes decreased from the reduction of staff. For the year ended December 31, 2004, we allocated less salaries and related taxes to research and development expense compared to the 2003 period.

For the year ended December 31, 2004, non-cash compensation and consulting expense increased to $335,652 as compared to $146,467 for the year ended December 31, 2003. The increase is related to the grant of common stock for services in 2004 as well as the amortization of deferred compensation for shares previously issued.

For the year ended December 31, 2004, professional fees increased to $152,218 compared to $151,425 for the year ended December 31, 2003. Our professional fees primarily related to professional fees incurred due to the filing of our registration statement on form SB-2, our SEC filings, and our private placement as well as $15,000 of fees paid to a consultant seeking opportunities in China.

For the year ended December 31, 2004, other general and administrative expenses decreased to $328,237 as compared to $341,993 for the year ended December 31, 2003. The decrease is primarily related to cost-cutting measures.

For the year ended December 31, 2003, we determined that, as of December 31, 2003, a write-down of the remaining license agreement associated with our subsidiary, Micro Sensor, was necessary as the projections of future operations results indicated impairment. Accordingly, we recorded an impairment of $117,072.

INTEREST EXPENSE

Interest expense decreased to $108,143 for the year ended December 31, 2004 as compared to interest expense of $148,436 for the year ended December 31, 2003. This decrease is attributable to the repayment of our outstanding debt during 2004.

GAIN (LOSS) FROM MARKETABLE SECURITIES

For the year ended December 31, 2004, we recorded a loss from the sale of marketable securities of $1,760 as compared to a loss of $11,401 for the year ended December 31, 2003. For the year ended December 31, 2004, we recorded an unrealized gain on securities held of $1,529 for the year ended December 31, 2004 and compared to an unrealized loss of $3,173 for the year ended December 31, 2003.

OVERALL

We reported a net loss for the year ended December 31, 2004 of $(1,499,284) compared to a net loss for the year ended December 31, 2003 of $(1,409,675). This translates to an overall per-share loss of ($.06) for the year ended December 31, 2004 compared to per-share loss of ($.08) for the year ended December 31, 2003.

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

On May 10, 2004, we issued 6,600,000 shares of common stock and granted 1,650,000 warrants for net proceeds of approximately $1,188,000 in connection with a private placement. In June 2004, we issued an additional 3,200,000 shares of common stock and granted 800,000 warrants for net proceeds of $545,750 in connection with a private placement.

Cash used in operations for the year ended December 31, 2004 was $910,770 attributable primarily to the net loss of $1,499,284 offset by non-cash compensation of $335,652, depreciation and amortization of $11,618, the amortization of the discount on notes payable of $75,520, other non-cash items and change in asset and liability accounts. Cash used in operations for the year ended December 31, 2003, was $1,021,451 attributable to a net loss of $1,409,675 and an increase in accounts receivable of $112,662 offset by non-cash compensation of $146,467, amortization of deferred compensation of $19,685, amortization of the discount on notes payable of $45,312, a loss on impairment of license agreement of $117,072, changes in the allowance for doubtful accounts of $14,283; change in accounts payable and accrued expenses of $55,269; depreciation and amortization of $43,119, change in inventories of $37,320, and other non-cash items and change in asset and liability accounts other.

For the year ended December 31, 2004, net cash provided by investing activities was $50,032 and consisted of net proceeds from the sale of marketable securities of $63,329 offset by funds used for the purchase of marketable securities of $13,297. For the year ended December 31, 2003, net cash provided by investing activities was $114,872 and consisted of net proceeds from the sale of marketable securities of $330,498 offset by funds used for the purchase of marketable securities of $189,236 and the purchase of equipment and software of $26,390.

For the year ended December 31, 2004, net cash provided by financing activities was $1,406,796 and consisted of proceeds from the sale of common stock of $1,943,750 and proceeds from a margin loan of $13,046 offset by the repayment of notes payable of $550,000. For the year ended December 31, 2003, net cash provided by financing activities was $755,484 and was attributed to proceeds from notes payable secured during the reporting period and proceeds from a margin loan of $5,484.

As a result of the above, total cash increased by $546,058 during year ended December 31, 2004 as compared to a decrease in cash of $151,095 for the year ended December 31, 2003.

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

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable

MARKETABLE SECURITIES

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At December 31, 2004, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. We believe that the adoption of this standard will have no material impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

   o  Any obligation under certain guarantee contracts;
   o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
   o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and
   o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

ITEM 7.  FINANCIAL STATEMENTS

See Index to Financial Statements for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOURE STATEMENTS

         None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 8B. OTHER INFORMATION

         NONE
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names, positions held and ages of our executive officers and directors.

NAME                  AGE                       POSITION

Dore Scott Perler     44    Chief Executive Officer, President and Chairman
                            Vice President, Treasurer, Secretary and Director

Andrew Goldrich       44    Director, Chief Financial Officer

Shawn Tartaglia       35    Vice President, Chief Technical Officer and Director

Julie Slater          45    Director

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

BOARD OF DIRECTORS

All Directors serve for one year or such longer time until their successors are elected and qualify. Directors do not receive compensation for serving as such. The Board of Directors appoints officers and terms of office are, unless otherwise stated in employment contracts, at the discretion of the Board of Directors.

Pursuant to a Private Placement Agreement, wherein Joseph Stevens and Company, Inc., ("Joseph Stevens") assisted in the placement of $750,000 in our securities to individual investors in 2001, Joseph Stevens has the right to designate one member to our board of directors or, in lieu thereof, appoint one observer to our board of directors until not later than March 26, 2006. To date, Joseph Stevens has not designated a director or observer. We have agreed to reimburse such designee for out-of-pocket expenses incurred in connection with attending meetings of our board of directors.

BOARD COMMITTEES

We do not as yet have an audit committee or a compensation committee. Our Board of Directors, by majority, handles the tasks of unformed board committees. No members of our board are independent, within the meaning of rules of the Securities and Exchange Commission or self-regulatory organizations. Inasmuch as the Company does not have an audit committee, the Company does not have an "audit committee financial expert" within the meaning of Item 401(e) of Regulation SB.

CODE OF ETHICS

We have adopted a code of ethics applicable to all of our officers, directors and employees. The code of ethics also includes provisions that apply only to our chief executive officer and senior financial officers. A copy of our code of ethics is file as an exhibit to this report.

EMPLOYMENT AGREEMENTS AND COMPENSATION PACKAGES

Employment Agreements

In December 2002, the Company entered into two-year employment contracts with its Chief Executive Officer, Chief Financial Officer and Chief Technology Officer that expired on December 31, 2004. On April 1, 2005, we entered into three-year employment contracts with our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer which expire on April 1, 2008. Specific terms are detailed below:

DORE PERLER. Pursuant to his employment agreement with us, Mr. Perler renders full-time professional services to Sense in the capacity of Chief Executive Officer. He is obligated, at all times, to faithfully, industriously and to the best of his ability, perform all duties set forth in Sense bylaws and in policy statements of the board of directors.

In consideration for these services as Chief Executive Officer, effective April 1, 2005, we will pay Mr. Perler a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. In addition, Mr. Perler is provided a car allowance of up to $ 500 per month.

ANDREW GOLDRICH. Pursuant to his employment agreement with us, Mr. Goldrich renders full-time professional services to Sense in the capacity of Chief Financial Officer. He is obligated, at all times, to faithfully, industriously and to the best of his ability, perform all duties set forth in Sense bylaws and in policy statements of the board of directors.

In consideration for these services as Chief Financial Officer, effective April 1, 2005, we will pay Mr. Goldrich a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. In addition, Mr. Goldrich is provided a car allowance of up to $ 500 per month.

SHAWN TARTAGLIA. Pursuant to his employment agreement with us, Mr. Tartaglia renders full-time professional services to Sense in the capacity of Chief Technical Officer. He is obligated, at all times, to faithfully, industriously and to the best of his ability, perform all duties set forth in Sense bylaws and in policy statements of the board of directors.

In consideration for these services as Chief Technical Officer, Effective April 1, 2005, we will pay Mr. Tartaglia a salary of $96,800 per annum.

INCENTIVE COMPENSATION

In addition to the base salary, each of our executives who have employment agreements with us are entitled to receive, as incentive compensation in respect of each calendar year (or portion thereof) of Sense, an amount determined in accordance with any bonus or short term incentive compensation program (which may be based upon achieving certain specified performance criteria) which may be established by the board. Sense's Board of Directors shall review the determination as to the amounts of any awards available to our executives under these programs at least annually. The review shall ensure that such amounts are competitive, and comparable, with awards granted to similarly situated executives of publicly held companies comparable to Sense.

OTHER BENEFITS

The employment agreements with our executives also provide other benefits. Executives receive 10 paid vacation days and such other paid holidays in accordance with Sense's policy. In addition, they are compensated in accordance with Sense's disability policies. An executive may receive up to six (6) months salary continuation in the event of short-term disability. An executive may be granted permission to be absent from Sense during working days to attend professional meetings and to attend to such outside professional duties in the biometrics field as have been mutually agreed upon. Attendance at such approved meetings and accomplishment of approved professional duties shall be fully compensated service time and shall not be considered vacation time. We shall reimburse the executive for all expenses incurred by the executive incident to attendance at approved professional meetings and such entertainment expenses incurred by the executive in furtherance of Sense's interests, provided, however, that such reimbursement is approved by the Board of Directors. We pay dues to professional associations and societies and to such service organizations and clubs of which the executive is a member, which has been approved by the Board of Directors as being in the best interests of Sense. The executives receive all other fringe benefits to which all other employees of Sense are entitled.

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

TERMINATION

In the event of involuntary termination without "cause" or disability, each executive will be entitled to the following compensation for the succeeding 24 months following the date of termination:

      o A total of two hundred (200%) percent of the executive's base compensation in effect on the date of the employment termination; plus

      o A total of two hundred (200%) percent of the executive's annual incentive bonus earned on a quarterly basis as of the date of the termination, assuming the executive was employed on the last day of the quarter in which termination of employment occurred.

In the event the executive is terminated for "cause" the executive will be entitled to any unpaid salary through the date of termination and deferred compensation will be forfeited. In the event there is a "Change in Control", we will be required to pay the executive a lump sum equal to 299% of the executive's base compensation in effect on the date of employment plus 299% of the executive's prior year incentive bonus. The executives may, at their discretion, elect to terminate the contract the executive must give the board 90 days written notice and the executive would not be entitled to severance benefits.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock. We have agreed to register under Section 12(g) of the Securities Exchange Act of 1934, at which time our directors, executive officers and 10% shareholders will become subject to section 16(a). We have not as yet registered our securities under Section 12(g).

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us for each of the last three fiscal years ended December 31, to: (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2004:

                                Annual Compensation                      Long-Term Compensation
                      ---------------------------------------------     -------------------------
                                                                        Restricted     Securities
                                                       Other Annual        Stock       Underlying
Name and Principal    Fiscal       Salary      Bonus   Compensation       Awards        Options      All Other
Position               Year          ($)        ($)        ($)              ($)          SAR (#)    Compensation
----------------------------------------------------------------------------------------------------------------
Dore Scott Perler,     2004       $131,788     $  -        $  -         $ 91,100(1)      600,000        -0-
Chief Executive        2003       $125,000     $  -        $  -         $    -              -           -0-
Officer                2002       $101,250     $  -        $  -         $    -           150,000        -0-

Andrew Goldrich,       2004       $131,788     $  -        $  -         $ 91,100(1)      600,000        -0-
Chief Financial        2003       $125,000     $  -        $  -         $    -              -           -0-
Officer                2002       $101,250     $  -        $  -         $    -           150,000        -0-

Shawn Tartaglia        2004       $ 96,000     $  -        $  -         $ 42,800(2)      300,000        -0-
Director and Chief     2003       $ 96,000     $  -        $  -         $    -              -           -0-
Operating Officer

_________
(1) Represents the estimated fair value of 600,000 stock options granted to each individual, respectively, at exercise prices as follows:

                   # of           Exercise
                  Options          Price
                  -------         --------
                  250,000           $.27
                  250,000           $.19
                  100,000           $.17
                  -------
                  600,000
                  -------

(2) Represents the estimated fair value of 300,000 stock options granted at exercise prices as follows:

                   # of           Exercise
                  Options          Price
                  -------         --------
                  250,000           $.19
                   50,000           $.17
                  -------
                  300,000
                  -------

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2004 to the Named Executive Officers.

                                          % of Total
                    Number of Shares    Options Granted   Exercise or     FMV of
                   Underlying Options   to Employees in    Base Price   Shares on       Expiration
                      Granted (#)         Fiscal Year       ($/Sh)      Grant Date         Date
-------------------------------------------------------------------------------------------------------
Dore Scott Perler       250,000              30.1%          $ 0.27       $ 0.27      May 21, 2007
Dore Scott Perler       250,000              30.1%          $ 0.19       $ 0.19      December 30, 2009
Dore Scott Perler       100,000              30.1%          $ 0.17       $ 0.19      December 30, 2007
Andrew Goldrich         250,000              30.1%          $ 0.27       $ 0.27      May 21, 2007
Andrew Goldrich         250,000              30.1%          $ 0.19       $ 0.19      December 30, 2009
Andrew Goldrich         100,000              28.3%          $ 0.17       $ 0.19      December 30, 2007
Shawn Tartaglia         250,000              28.3%          $ 0.19       $ 0.19      December 30, 2009
Shawn Tartaglia          50,000              28.3%          $ 0.17       $ 0.19      December 30, 2007

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table indicates each exercise of stock options (or tandem SARS) and freestanding SRAS during the last fiscal year by each of the names executive officers and the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of December 31, 2004.

                                                     Number of Securities             Value of Unexercised
                                                    Underlying Unexercised                In-the-Money
                       Shares                    Options at Fiscal Year-End (#)    Options at Fiscal Year-end
                    acquired on     Value        ------------------------------    ---------------------------
Name                Exercise(#)   Realized($)    Exercisable      Unexercisable    Exercisable   Unexercisable
-----------------   -----------   -----------    -----------      -------------    -----------   -------------
Dore Scott Perler        -             -            750,000             -             $ -0-           $  -
Andrew Goldrich          -             -            750,000             -             $ -0-           $  -
Shawn Tartaglia          -             -            525,000             -             $ -0-           $  -

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

1999 Plan: On July 19, 1999, the board of directors and shareholders adopted our 1999 stock option plan. We reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under the stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. Our board of directors currently administers the 1999 stock option plan.

Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of April 13, 2005 we have granted options to purchase 1,265,000 shares under the 1999 stock option plan. There are 235,000 shares remaining under the 1999 stock option plan and none of the options granted to date have been exercised.

2001 Plan: On November 28, 2001, the board of directors adopted our 2001 equity compensation plan, and on November 28, the 2001 plan was ratified by holders of a majority of our outstanding common stock. We had reserved 2,000,000 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2001 equity compensation plan. In April 2005, we will file an S-8 registration statement increasing the reserved shares issuable under the 2001 stock option plan by 2,000,000 to 4,000,000. The 2001 plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants. In April 2005, we will file an S-8 registration statement increasing the reserved shares issuable under the 2001 stock option plan by 2,000,000 to 4,000,000.

Under the 2001 plan we may grant incentive stock options only to key employees and employee directors. We may grant non-qualified options and issue direct stock awards to our employees, officers, directors and consultants. Our Board of Directors currently administers the 2001 equity compensation plan.

Subject to the provisions of the 2001 plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2001 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of April 13, 2005, we have granted options or awarded shares in the amount of 1,978,660 under the 2001 plan. Under the 2001 plan, there are 2,021,340 shares remaining and none of the options granted to date have been exercised.

The following table sets forth, as of December 31, 2004, information known to us relating to shares, options, warrants and rights issued under existing equity compensation plans.

                                                                                            (c)
                                     (a)                       (b)             Number of Securities remaining
                             Number of securities       Weighted-average            available for future
                               issued or to be          exercise price of          issuance under equity
                             issued upon exercise          outstanding              compensation plans
                            of outstanding options      options, warrants          (excluding securities
Plan Category                warrants and rights            and rights            reflected in column (a))
-------------               ----------------------      -----------------      ------------------------------
Equity Compensation Plans approved by Security Holders
------------------------------------------------------

1999 Plan                         1,265,000                   $.23                        235,000
2001 Plan                         1,978,660                   $.21                      2,021,340

Equity Compensation Plans not approved by Security Holders
----------------------------------------------------------

                                          0                   $.00                             00

Other Plans

Other plans includes equity compensation plans not approved by shareholders. These plans are comprised of options granted and/or warrants issued to employees and non-employees, including directors, consultants, advisors, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

As of December 31, 2004, we had outstanding warrants covering 9,077,590 shares of our common stock under equity plans not approved by shareholders. The warrants have exercise prices ranging from $.16 per share to $1.50 per share and expiration dates ranging from April 2006 to June 2009.

The grants of these options were approved on a case-by-case basis by the board of directors, and are within the limits of the number of shares that we are authorized to issue. The grant of warrants were not authorized by our shareholders. We may, in the future, authorize the grant of additional options and/or issuance of additional warrants for the foregoing purposes and other valid corporate purposes.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is in care of: Sense Holdings, Inc., 4503 NW 103rd Avenue, Suite 200, Sunrise, Florida 33351.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from the date of this annual report upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this annual report, have been exercise or converted.

Except as other wise required by Securities and Exchange Commission rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

      o 2,085,000 shares of common stock issuable upon exercise of options that have been granted;
      o 2,056,340 in the event that shares available for award under our stock option plans are awarded; and
      o 9,077,590 shares of common stock issuable upon exercise of outstanding purchase warrants; and/or

Name and Address of             Amount and Nature of               Percentage
 Beneficial Owner               Beneficial Ownership                of Class

Dore S. Perler                  1,919,723 shares(1)                   5.76%
9400 S.W. 49th Place
Cooper City, FL 33328

Andrew Goldrich                 1,779,519 shares(1)                   5.34%
21653 Marigot Drive
Boca Raton, FL 33428

Shawn Tartaglia                   718,585 shares(2)                   2.16%
6888 Ashburn Road
Lake Worth, FL 33467

Julie Slater                       48,703 shares(3)                      *
402 N.W. 118th Terrace
Coral Springs, FL 33071

Officers and Directors          4,466,530 shares(3)                  13.40%
as a group (4 persons)
_________
* Less than 1%.
(1) Includes 750,000 shares issuable upon exercise of currently exercisable options.
(2) Includes 525,000 shares issuable upon exercise of currently exercisable options.
(3) Includes 10,000 shares issuable upon exercise of currently exercisable options.
(4) Includes 2,034,000 shares issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years 2000, 2001 and 2002, Dore Perler was loaned $42,000, Andrew Goldrich was loaned $24,500 and Shawn Tartaglia was loaned $1,722. As of December 31, 2004, $57,000 of these balances are still owed. These loans bear interest at 4% per annum, are secured by Sense common shares held by the respective individual, and are payable on December 31, 2006.

ITEM 13. EXHIBITS.

     Exhibit No.                  Description of Document
     -----------                  -----------------------
        2.1     Agreement and Plan of Merger between Century Silver Mines, Inc.
                and Sense Holdings, Inc.(1)
        3.1(a)  Articles of Incorporation of Sense Holdings, Inc.(1) 3.1(b)
                Articles of Merger of Century Silver Mines, Inc. into Sense
                Holdings, Inc. (FL)(1)
        3.1(c)  Articles of Merger of Century Silver Mines, Inc. into Sense
                Holdings, Inc. (ID)(1)
        3.2     Bylaws (1)
        10.1    1999 Stock Option Plan (1)
        10.2    Employment Agreement between the Company and Dore Scott Perler
                (1)
        10.3    Employment Agreement between the Company and Andrew Goldrich (1)
        10.4    Employment Agreement between the Company and Shawn Tartaglia (1)
        10.5    Technology License Agreement, as amended, with SAC Technologies,
                Inc.(1)
        10.6    Lease for Tamarac Office (1)
        10.11   Manufacturing and Non-Compete Agreement with Test Systems
                Engineering (1)
        10.12   Sales Agreement with Integrated Design, Inc.(1)
        10.13   Agreement and Plan of Acquisition dated May 31, 2001 with Micro
                Sensor Technologies, Inc. (2)
        10.14   Patent License Agreement dated March 26, 2001, between Micro
                Sensor Technologies, Inc. and UT-Battelle, LLC (2)
        10.15   Consulting Agreement dated June 1, 2001, between Micro Sensor
                Technologies, Inc. and Dr. Thomas Thundat (2)
        10.16   Work for Others Agreement dated June 4, 2001, between
                UT-Battelle, LLC and Micro Sensor Technologies, Inc. (2)
        10.17   Form of Promissory Note, as amended (4)
        10.18   Lease for Sunrise Office. (4)
        10.19   2001 Equity Compensation Plan (3)
        10.20   Employment Agreement between the Company and Dore Scott Perler as of December 16, 2002(4)
        10.21   Employment Agreement between the Company and Andrew Goldrich as of December 16, 2002 (4)
        10.22   Employment Agreement between the Company and Shawn Tartaglia as of December 16, 2002(4)
        10.23   Employment Agreement between the Company and Dore Scott Perler as of April 1, 2005(5)
        10.24   Employment Agreement between the Company and Andrew Goldrich as of April 1, 2005 (5)
        10.25   Employment Agreement between the Company and Shawn Tartaglia as of April 1, 2005(5)
        14      Code of Ethics (5)
        31.1    Certification of CEO dated April 14, 2005 (5)
        31.2    Certification of CFO dated April 14, 2005 (5)
        32.1    Certification of CEO dated April 14, 2005 (5)
        32.2    Certification of CFO dated April 14, 2005 (5)
        _________
        (1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No. 333-87293).

        (2) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No.333-62874).

        (3) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form S-8 (File No.333-81306).

        (4) Previously filed with Form 10-KSB filed on April 15, 2003.

        (5) Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $35,500 and $28,000, respectively.

AUDIT-RELATED FEES

For fiscal 2004 and 2003, the Company's auditors billed for service related to an SB-2 registration filing with the SEC in the amount of $7,580 and $1,500 respectively. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $1,500 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Sense Holdings, Inc.
Date:   April 15, 2005
                                       By: /s/ Dore Scott Perler
                                           ------------------------
                                           Dore Scott Perler, DIRECTOR,
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Capacity                       Date


 /s/ Dore Scott Perler     Director, Chief Executive Officer      April 15, 2005
 ---------------------     and President (Principal Executive
 Dore Scott Perler         Officer)


 /s/ Andrew Goldrich       Chief Financial Officer and Director   April 15, 2005
 ---------------------     (Principal Financial and Accounting
 Andrew Goldrich           Officer)


 /s/ Shawn Tartaglia       Chief Technical Officer and Director   April 15, 2005
 ---------------------
 Shawn Tartaglia


 /s/ Julie Slater          Director                               April 15, 2005
 ---------------------
 Julie Slater

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet at December 31, 2004...........................F-3

   Consolidated Statements of Operations -
         For the Years Ended December 31, 2004 and 2003......................F-4

   Consolidated Statements of Changes in Shareholders' Equity (Deficit) -
         For the Years Ended December 31, 2004 and 2003......................F-5

   Consolidated Statements of Cash Flows -
         For the Years Ended December 31, 2004 and 2003......................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders:
 Sense Holdings. Inc.

We have audited the accompanying consolidated balance sheet of Sense Holdings, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sense Holdings, Inc. and Subsidiary, as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $9,227,055, has a net loss for the year ended December 31, 2004 of $1,499,284, and used cash in operations of $910,770 for the year ended December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ Sherb & Co., LLP
                                        --------------------
                                        Sherb and Co., LLP
Boca Raton, Florida                     Certified Public Accountants
April 13, 2005

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................    $   637,542
   Marketable securities, at market ............................         23,575
   Accounts receivable, net of allowance
        for doubtful accounts of $47,438 .......................         49,181
   Inventories, net ............................................         36,601
   Other current assets ........................................         16,050
                                                                    -----------

   Total current assets ........................................        762,949

Property and equipment, net ....................................         25,180

Due from shareholders ..........................................         57,000
                                                                    -----------

   Total assets ................................................    $   845,129
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................    $    47,455
   Accrued expenses ............................................         74,748
   Deferred revenue ............................................         16,060
   Margin loan payable .........................................         18,530
   Notes payable ...............................................         25,000
                                                                    -----------

   Total current liabilities ...................................        181,793
                                                                    -----------

Shareholders' equity:
   Common stock, $.10 par value, 100,000,000 shares
     authorized; 32,572,858 shares issued and outstanding ......      3,257,286
   Additional paid-in capital ..................................      6,932,317
   Accumulated deficit .........................................     (9,227,055)
   Deferred compensation .......................................       (299,212)
                                                                    -----------

   Total shareholders' equity ..................................        663,336
                                                                    -----------

   Total liabilities and shareholders' equity ..................    $   845,129
                                                                    ===========

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                        2004            2003
                                                    ------------   ------------

Revenues:
   Sale of tangible products .....................  $     82,097   $    444,147
   Consulting services and maintenance ...........        57,224              -
                                                    ------------   ------------

        Total revenues ...........................       139,321        444,147

Cost of goods sold - tangible products ...........        55,581        169,681
                                                    ------------   ------------

Gross profit .....................................        83,740        274,466
                                                    ------------   ------------

Operating expenses:
   Depreciation and amortization .................        11,618         43,119
   Research and development ......................       163,492        203,546
   General and administrative ....................     1,304,374      1,162,558
   Impairment of license agreement ...............             -        117,072
                                                    ------------   ------------

        Total operating expenses .................     1,479,484      1,526,295
                                                    ------------   ------------

Loss from operations .............................    (1,395,744)    (1,251,829)
                                                    ------------   ------------

Other income (expenses):
   Loss on sale of securities ....................        (1,760)       (11,401)
   Interest income ...............................         4,834          5,164
   Interest expense ..............................      (108,143)      (148,436)
   Unrealized gain (loss) on securities ..........         1,529         (3,173)
                                                    ------------   ------------

        Total other expenses .....................      (103,540)      (157,846)
                                                    ------------   ------------

Net loss .........................................  $ (1,499,284)  $ (1,409,675)
                                                    ============   ============

Net loss per common share - basic and diluted ....  $      (0.06)  $      (0.08)
                                                    ============   ============
Weighted average number of shares
   outstanding - basic and diluted ...............    26,639,839     16,907,464
                                                    ============   ============

                 See notes to consolidated financial statements.

                                              SENSE HOLDINGS, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                       Common Stock, $.10 Par Value                                                   Total
                                       ---------------------------     Additional                                 Shareholders'
                                        Number of                       Paid-in       Deferred     Accumulated       Equity
                                          Shares          Amount        Capital     Compensation     Deficit        (Deficit)
                                       -----------     -----------     ----------   ------------   -----------     -----------
Balance, December 31, 2002 ..........   16,656,905     $ 1,665,690     $5,487,363    $  (4,048)    $(6,318,096)    $   830,909

Grant of stock warrants and options
  issued for services ...............            -               -         81,897            -               -          81,897

Grant of stock warrants in connection
  with notes payable ................            -               -        120,832            -               -         120,832

Common stock issued for services ....    1,661,610         166,162        148,608     (250,200)              -          64,570

Cancelled shares ....................      (15,000)         (1,500)         1,500            -               -               -

Amortization of deferred compensation            -               -              -       19,685               -          19,685

Net loss for the year ...............            -               -              -            -      (1,409,675)     (1,409,675)
                                       -----------     -----------     ----------    ---------     -----------     -----------

Balance, December 31, 2003 ..........   18,303,515       1,830,352      5,840,200     (234,563)     (7,727,771)       (291,782)

Common stock issued for cash ........   11,980,000       1,198,000        745,750            -               -       1,943,750

Common stock issued for debt ........      673,078          67,308        107,692            -               -         175,000

Common stock issued for services ....    1,616,265         161,626        238,675     (304,000)              -          96,301

Amortization of deferred compensation            -               -              -      239,351               -         239,351

Net loss for the year ...............            -               -              -            -      (1,499,284)     (1,499,284)
                                       -----------     -----------     ----------    ---------     -----------     -----------

Balance, December 31, 2004 ..........   32,572,858     $ 3,257,286     $6,932,317    $(299,212)    $(9,227,055)    $   663,336
                                       ===========     ===========     ==========    =========     ===========     ===========


                                        See notes to consolidated financial statements.

                                                              F-5

                                   SENSE HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   For the Years
                                                                                Ended December 31,
                                                                          -----------------------------
                                                                              2004              2003
                                                                          -----------       -----------
Cash flows from operating activities:
   Net loss ........................................................      $(1,499,284)      $(1,409,675)
                                                                          -----------       -----------
   Adjustments to reconcile net loss to net cash used in operations:
        Depreciation and amortization ..............................           11,618            43,119
        Common stock, warrants and options issued for services .....           96,301           146,467
        Amortization of deferred compensation ......................          239,351            19,685
        Amortization of discount of notes payable ..................           75,520            45,312
        Loss (gain) on sale of investments .........................            1,760            11,401
        Unrealized (gain) loss on investments ......................           (1,529)            3,173
        Allowance for doubtful accounts ............................             (345)           14,283
        Reserve for slow moving inventory ..........................           36,600                 -
        Loss on impairment of license agreement ....................                -           117,072

   Changes in assets and liabilities:
        Accounts receivable ........................................          111,390          (112,662)
        Inventories ................................................           12,588            37,320
        Prepaid expenses ...........................................            8,472             5,416
        Other current assets .......................................           (6,243)            2,369
        Due from shareholders ......................................           11,722                 -
        Accounts payable ...........................................          (16,620)          (19,910)
        Accrued expenses ...........................................           (8,131)           75,179
        Deferred Revenue ...........................................           16,060                 -
                                                                          -----------       -----------

      Total adjustments ............................................          588,514           388,224
                                                                          -----------       -----------

Net cash used in operating activities ..............................         (910,770)       (1,021,451)
                                                                          -----------       -----------

Cash flows from investing activities:
   Purchases of marketable securities ..............................          (13,297)         (189,236)
   Proceeds from sales of marketable securities ....................           63,329           330,498
   Purchase of equipment and software ..............................                -           (26,390)
                                                                          -----------       -----------

Net cash flows provided by investing activities ....................           50,032           114,872
                                                                          -----------       -----------

Cash flows from financing activities:
   Proceeds from notes payable .....................................                -           750,000
   Proceeds from margin loan .......................................           13,046             5,484
   Payment of notes payable ........................................         (550,000)                -
   Net proceeds from sale of common stock ..........................        1,943,750                 -
                                                                          -----------       -----------

Net cash flows provided by financing activities ....................        1,406,796           755,484
                                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents ...............          546,058          (151,095)

Cash and cash equivalents - beginning of year ......................           91,484           242,579
                                                                          -----------       -----------

Cash and cash equivalents - end of year ............................      $   637,542       $    91,484
                                                                          ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid for:
    Interest .......................................................      $    27,863       $    26,535
                                                                          ===========       ===========
    Income taxes ...................................................      $         -       $         -
                                                                          ===========       ===========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for debt .................................      $   175,000       $         -
                                                                          ===========       ===========

                             See notes to consolidated financial statements.

                                                   F-6

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

Marketable Securities

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At December 31, 2004, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the estimated fair value. For the years ended December 31, 2004 and 2003, net unrealized gains (losses) related to investments held for trading were $1,529 and $(3,173), respectively.

As of December 31, 2004, marketable securities consisted of U.S. Treasury Securities with a market value of $23,575.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2004, the allowance for doubtful accounts was $47,438.

Inventories

Inventories are stated at the lower of average cost or market and consist of raw materials and finished goods. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. For the years ended December 31, 2004 and 2003, the Company recorded a reserve for slow moving inventory of $36,600 and $0, respectively and is included in cost of sales on the accompanying statements of operations.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, marketable securities, receivables, inventories, accounts payable and accrued expenses, margin loan payable, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

The Company generates revenue from the sale of its products. Revenues from the sale of these items are recognized upon delivery of the product to the customer.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable

Impairment of long-lived assets

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

Research and Development

Research and development costs are expensed as incurred. These costs primarily consist of salaries paid for the development of the Company's software. Research and development costs for the years ended December 31, 2004 and 2003 were $163,492 and $203,546, respectively.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003:

                                                       For the year ended
                                                          December 31,
                                                  ----------------------------
                                                       2004           2003
                                                  ------------    ------------
Net loss as reported                              $(1,499,284)    $(1,409,675)
Less: total stock-based employee
compensation expense determined under
fair value based method, net of related tax
effect                                               (227,730)        (18,184)
                                                  -----------     -----------

Pro forma net loss                                $(1,727,014)    $(1,427,859)
                                                  ===========     ===========

Basic loss per share:
               As reported                        $      (.06)    $      (.08)
                                                  ===========     ===========
               Pro forma                          $      (.06)    $      (.08)
                                                  ===========     ============

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                            2004               2003
                                            ----               ----
         Dividend yield                     0%                  0%-
         Expected volatility range          74% to 130%         70%
         Risk-free interest rate            4.00%               4.00%
         Expected holding periods           3-5 years           2 years

License Agreement

License agreement is stated at cost, less accumulated amortization. Amortization was computed using the straight-line method over an estimated life of five years based upon management's expectations relating to the life of the technology and current competitive market conditions. For the years ended December 31, 2004 and 2003, amortization of the license agreement amounted to $0 and $32,928, respectively. In the fourth quarter of 2003, based on an impairment test, the Company decided to write-off the remaining unamortized licensing fee of $117,072. The decision to recognize an impairment loss was made in light of the subsidiary's inability to generate a profit from this licensing agreement, the length of time estimated for us to recover the initial investment, and the uncertainty of market conditions and business performance.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2004 and 2003 totaled approximately $3,795 and $12,510, respectively.

Warranty Obligations

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company's prior claims history. Actual warranty costs incurred are charged against the accrual when paid.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company maintains its cash balances at quality financial institutions which, at times, exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the Company had $517,693 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2004, and, generally, does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Loss Per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. Not included in basic shares are stock options and warrants of 11,767,590 and 8,977,590 because they are anti-dilutive in 2004 and 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the years ended December 31, 2004 and 2003, the Company incurred losses from operations of $1,499,284 and $1,409,675, respectively, and had negative cash flows from operations in the amount of $910,770 and $1,021,451, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - MAJOR CUSTOMERS

For the year ended December 31, 2003, four customers accounted for 87% of the Company's revenue. These same four customers accounted for 80% of the outstanding accounts receivable at December 31, 2003. For the year ended December 31, 2004, three customers accounted for 72% of the Company's revenues. These same three customers accounted for 57% of the outstanding gross accounts receivable at December 31, 2004.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 4 - INVENTORIES

At December 31, 2004 inventories consists of:

         Raw materials                                  $  59,051
         Finished goods                                    14,150
                                                        ---------
                                                           73,201
         Less: Reserve for slow moving inventory          (36,600)
                                                        ---------
                                                        $  36,601
                                                        =========

NOTE 5 - RELATED PARTY TRANSACTIONS

Prior to fiscal 2003, certain shareholders received funds from the Company in the form of demand notes. At December 31, 2004, the balance on the amount owed to the Company was $57,000. These loans bear interest at 4% per annum, are secured by Company common shares held by the respective individuals, and are payable on December 31, 2006.

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment consisted of the following:

                                        Estimated life
                                        --------------
      Computer equipment and software      3-5 years          $   41,585
      Furniture and fixtures                7 years               19,104
                                                              ----------
                                                                  60,689
      Less: Accumulated depreciation                             (35,509)
                                                              ----------
                                                              $   25,180
                                                              ==========

For the years ended December 31, 2004 and 2003, depreciation expense amounted to $11,618 and $10,191, respectively.

NOTE 7 - LOANS PAYABLE

During fiscal 2003, the Company raised capital from accredited investors under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consisted of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. The notes had a term of one year and provided for interest accrual on the unpaid principal balance of 10% per year. Under the terms of the note, interest is payable quarterly commencing on May 20, 2003. In fiscal 2003, the Company received funds in the amount of $750,000 in connection with the private placement and issued 375,000 in purchase warrants. In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock. Additionally, the Company repaid notes holders $550,000. As of December 31, 2004, the Company has a remaining note payable of $25,000 and has accrued interest in the amount of $20,438 in connection with the notes.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 7 - LOANS PAYABLE (CONTINUED)

In connection with the warrants issued with the notes, the Company recorded imputed interest in the amount of $120,832 that will be amortized over the life of the notes. For the years ended December 31, 2004 and 2003, the amount of imputed interest charged to interest expense was $75,520 and $45,312, respectively.

In connection with this transaction, in 2003, the Company issued warrants to purchase 150,000 shares of common stock, as compensation to the placement agent. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.38 or $57,615 and recorded non-cash consulting expense.

NOTE 8 - MARGIN LOAN PAYABLE

The Company has a margin loan payable balance of $18,530 as of December 31, 2004, which was used to purchase the various government securities. This margin loan bears interest at a variable rate. The rate on the margin loan was 9% at December 31, 2004. The securities purchased with the funds are held by the clearing agent as collateral. The margin loan is due and repaid as the securities are sold.

NOTE 9 - COMMITMENTS

Operating Lease

The Company leases office space under an operating lease commencing March 1, 2002. The lease terminated on February 28, 2005. Subsequent to February 2005, the Company is on a month-to-month lease. At December 31, 2004, minimum rental commitments are as follow:

                     2005                       $ 7,305
                                                =======

For the years ended December 31, 2004 and 2003 rent expense was $56,546 and $59,549, respectively.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

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

                                       Year Ended December   Year Ended December
                                            31, 2004              31, 2003
                                       -------------------   -------------------
Tax benefit computed at statutory rate     $ (510,000)           $ (479,000)
                 Permanent differences        118,500                85,500
    State income taxes, net of benefit        (15,000)              (20,000)
       Income tax benefit not utilized        406,500               413,500
                                           ----------            ----------

                Net income tax benefit     $        -            $        -
                                           ==========            ==========

The Company has a net operating loss carry forward for tax purposes totaling approximately $6,500,000 at December 31, 2004, expiring through the year 2024. Such amounts would be subject to the limitations under Section 382 of the Internal Revenue Code relating to changes in ownership.

Listed below are the tax effects of the items related to the Company's net tax asset:

                                                December 31,     December 31,
                                                     2004            2003
                                                ------------     ------------
Tax benefit of net operating loss carryforward  $  2,273,000     $  1,846,500
Impairment of license agreement                            -           42,000
Other                                                 29,200            8,000
Valuation Allowance                               (2,302,200)      (1,896,500)
                                                ------------     ------------

Net deferred tax asset recorded                 $          -     $          -
                                                ============     ============

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2004 and 2003, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $405,700 from the prior year.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 11 - SHAREHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2003, the Company amortized deferred compensation of $4,048 related to commons shares issued in fiscal 2002.

In fiscal 2002, a former employee of the Company was issued 15,000 shares of common stock from the company's 2001 Equity Compensation Plan as settlement of a contractual dispute. During the quarter ended March 31, 2003 the Company canceled the same 15,000 shares of stock that were returned to the Company by the former employee in connection with the settlement.

During the period ended March 31, 2003, the Company issued 30,250 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance at prices ranging from $.27 to $.42. The Company recorded an expense of $10,867.

During the quarter ended June 30, 2003 the Company issued 133,000 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance at prices ranging from $.19 to $.22. The Company recorded an expense of $25,930.

During the quarter ended September 30, 2003 the Company issued 14,720 shares of its common stock for services rendered. The shares were issued at the fair value at the date of the issuance at prices ranging from $.24 to $.35. The Company recorded an expense of $4,646.

During the quarter ended December 31, 2003, the Company issued 23,640 shares of its common stock for services rendered to an employee. The shares were issued at the fair value at the date of the issuance at prices ranging from $.21 to $.26. The Company recorded an expense of $5,625.

On November 17, 2003, in connection with two-year consulting agreements expiring on November 16, 2005, the Company issued 1,390,000 shares of common stock for services rendered and to be rendered in the future. The Company valued these shares at their market value on the date of issuance of $.18 per share or $250,200. For the years ended December 31, 2004 and 2003, the Company recorded non-cash compensation expense of $125,100 and $15,637, respectively. At December 31, 2004, the Company recorded deferred compensation of $109,463 related to the issuance of these shares, which will be amortized over the remaining service period.

On December 31, 2003, the Company issued 70,000 shares of common stock in connection with the payment of past due and future rent. The Company valued these shares at their market value on the date of issuance of $.25 per share or $17,500 and for the years ended December 31, 2004 and 2003, recorded rent expense of $2,917 and $14,583, respectively.

In March 2004, the Company, by a vote of the majority shareholders and the approval of the board of directors, increased its authorized common shares to 100,000,000.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock, continued

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

During the quarter ended June 30, 2004, the Company issued 360,474 common shares of its common stock for services rendered. These services include legal services, investment relations services and business development services. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.23 to $.37. In connection with these shares, the Company recorded non-cash compensation and consulting expense of $103,171.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock, continued

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

In July 2004, the Company issued 9,402 common shares of its common stock for services rendered. These services include legal services. The shares were issued at the fair values at the date of the issuance of $.20 per share. In connection with these shares, the Company recorded non-cash compensation of $1,881.

On November 17, 2004, the Company entered into a six-month consulting agreement with a third party for business development and investor relations services. In connection with this consulting agreement, the Company agreed to issue an aggregate of 1,100,000 shares of common stock for services rendered over the contract period unless terminated earlier. The Company valued these shares at their fair market value based on the trading price on the date of issuance of $.23 per share or $253,000. For the year ended December 31, 2004, the Company recorded non-cash compensation expense of $63,250 and deferred compensation of $189,750 related to the issuance of these shares, which will be amortized over the remaining service period.

During the quarter ended December 31, 2004, the Company issued 28,764 common shares of its common stock for legal services rendered. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.16 to $.22. In connection with these shares, the Company recorded non-cash compensation expense of $5,625.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Option

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Option, continued

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

In 2004 and 2003, the Company cancelled 1,780,000 and 131,333 options, respectively, that were not exercised prior to expiration or termination of employment from employees or were cancelled by the Company.

On December 30, 2004, the Company granted options to purchase 1,520,000 shares of common stock to employee and directors of the Company. The options are exercisable at $0.19 per share, which was greater than the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

Stock option activity for the years ended December 31, 2004 and 2003 is summarized as follows:

                                               Number of     Weighted average
                                                 shares       exercise price
                                               ----------    ----------------
         Outstanding at December 31, 2002       2,451,333        $   0.57
             Granted                               25,000            0.18
             Exercised                                  -               -
             Cancelled                           (131,333)           0.57
                                               ----------        --------

         Outstanding at December 31, 2003       2,345,000            0.56
             Granted                            1,520,000            0.22
             Exercised                                  -               -
             Cancelled                         (1,780,000)           0.53
                                               ----------        --------

         Outstanding at December 31, 2004       2,085,000        $   0.35
                                               ==========        ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Option, continued

The following table summarizes the Company's stock options outstanding at December 31, 2004:

                                 Options outstanding and exercisable
                                 -----------------------------------
                                               Weighted      Weighted
                                                average      average
            Range of                           remaining     exercise
         exercise price           Number         life         price
         ---------------         ---------     ---------     --------
         $          0.69           375,000       1.00          0.69
         $     0.75-0.79           165,000       1.00          0.78
         $          0.27           500,000       1.50          0.27
         $     0.18-0.19         1,045,000       3.00          0.19
                                 ---------
                                 2,085,000
                                 =========

Common Stock Warrants

On September 19, 2003, the Company granted 100,000 warrants to a consultant for services rendered. The warrants expire 5 years from the date of grant and are exercisable at $0.55 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.22 or $22,450 and recorded non-cash consulting expense.

As of December 31, 2003, in connection with the private placement discussed in
Note 8, the Company granted 375,000 warrants to purchase 375,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. In connection with this transaction, the Company issued warrants to purchase 150,000 shares of common stock, as compensation to the placement agent. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.38 or $57,615 and recorded non-cash consulting expense.

Stock warrant activity for the years ended December 31, 2004 and 2003 is summarized as follows:

                                               Number of     Weighted average
                                                shares        exercise price
                                               ---------     ----------------
         Outstanding at December 31, 2002       6,007,590        $   0.99
             Granted                              625,000            0.22
             Exercised                                  -               -
             Cancelled                                  -               -
                                               ----------        --------

         Outstanding at December 31, 2003       6,632,590            1.06
             Granted                            3,050,000            0.44
             Exercised                                  -               -
             Cancelled                                  -               -
                                               ----------        --------

         Outstanding at December 31, 2004       9,682,590        $   0.87
                                               ==========        ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

The following table summarizes the Company's stock warrants outstanding at December 31, 2004:

                       Warrants outstanding and exercisable
                --------------------------------------------------
                                              Weighted      Weighted
                                               average      average
            Range of                          remaining     exercise
         exercise price           Number         life         price
         --------------         ---------     ---------     --------
         $    0.50-0.55         3,531,300        2.37         0.50
         $    1.25-1.50         5,026,290        2.56         1.28
         $    0.16-0.20         1,125,000        4.25         0.18
                                ---------

                                9,682,590
                                =========

NOTE 12 - SUBSEQUENT EVENTS

In January 2005, the Company issued 605,000 shares of common stock for exercise of warrants for net proceeds of $120,800.

On January 1, 2005, the Company entered into a consulting agreement with a third party for business development services for a six-month period. In connection with the consulting agreement, the Company issued 75,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.17 per share. In connection with these shares, the Company recorded deferred compensation of $12,750 which will be amortized over the service period.

In February 2005, the Company issued 70,000 shares of common stock for accrued rent of $14,700.

Employment agreement

On April 1, 2005, the Company entered into three-year employment contracts with our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer which expire on April 1, 2008. Specific terms are detailed below:

         Pursuant to an employment agreement with the Company's chief executive officer (CEO), in consideration for services as CEO, effective April 1, 2005, the Company will pay CEO a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. In addition, CEO is provided a car allowance of up to $ 500 per month.

         Pursuant to an employment agreement with the Company's chief financial officer (CFO), in consideration for services as CFO, effective April 1, 2005, we will pay Mr. Goldrich a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. In addition, CFO is provided a car allowance of up to $ 500 per month.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 12 - SUBSEQUENT EVENTS

Employment agreement (continued)

         Pursuant to an employment agreement with the Company's chief technical officer (CTO), in consideration for services as CTO, effective April 1, 2005, we will pay CTO a salary of $96,800 per annum.

INCENTIVE COMPENSATION

In addition to the base salary, each of the Company's executives who have employment agreements with the Company are entitled to receive, as incentive compensation in respect of each calendar year (or portion thereof), an amount determined in accordance with any bonus or short term incentive compensation program (which may be based upon achieving certain specified performance criteria) which may be established by the board. The Company's Board of Directors shall review the determination as to the amounts of any awards available to our executives under these programs at least annually. The review shall ensure that such amounts are competitive, and comparable, with awards granted to similarly situated executives of publicly held companies comparable to the Company.

OTHER BENEFITS

The employment agreements with our executives also provide other benefits. Executives receive 10 paid vacation days and such other paid holidays in accordance with Sense's policy. In addition, they are compensated in accordance with Sense's disability policies. An executive may receive up to six (6) months salary continuation in the event of short-term disability. An executive may be granted permission to be absent from the Company during working days to attend professional meetings and to attend to such outside professional duties in the biometrics field as have been mutually agreed upon. Attendance at such approved meetings and accomplishment of approved professional duties shall be fully compensated service time and shall not be considered vacation time. We shall reimburse the executive for all expenses incurred by the executive incident to attendance at approved professional meetings and such entertainment expenses incurred by the executive in furtherance of the Company's interests, provided, however, that such reimbursement is approved by the Board of Directors. We pay dues to professional associations and societies and to such service organizations and clubs of which the executive is a member, which has been approved by the Board of Directors as being in the best interests of the Company. The executives receive all other fringe benefits to which all other employees of Sense are entitled.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 12 - SUBSEQUENT EVENTS

Employment agreement (continued)

TERMINATION

In the event of involuntary termination without "cause" or disability, each executive will be entitled to the following compensation for the succeeding 24 months following the date of termination:

o A total of two hundred (200%) percent of the executive's base compensation in effect on the date of the employment termination; plus

o A total of two hundred (200%) percent of the executive's annual incentive bonus earned on a quarterly basis as of the date of the termination, assuming the executive was employed on the last day of the quarter in which termination of employment occurred.

In the event the executive is terminated for "cause" the executive will be entitled to any unpaid salary through the date of termination and deferred compensation will be forfeited. In the event there is a "Change in Control", we will be required to pay the executive a lump sum equal to 299% of the executive's base compensation in effect on the date of employment plus 299% of the executive's prior year incentive bonus. The executives may, at their discretion, elect to terminate the contract the executive must give the board 90 days written notice and the executive would not be entitled to severance benefits.