Form 10QSB
period 2005-03-31
SENSE HOLDINGS INC
filed 2005-05-13
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 33,323,858 shares of Common Stock as of April 30, 2005.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                 MARCH 31, 2005



                                      INDEX

                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 2005 (unaudited)...............3

         Consolidated Statements of Operations (unaudited)
            For the Three Months Ended March 31, 2005 and 2004.................4

         Consolidated Statements of Cash Flows (unaudited)
            For the Three Months Ended March 31, 2005 and 2004.................5

         Notes to Consolidated Financial Statements ........................6-10

Item 2.  Management's Discussion and Analysis or Plan of Operations .......10-16

Item 3.  Controls and Procedures .............................................16


PART II  OTHER INFORMATION ...................................................17

Item 1.  Legal Proceedings ...................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........17

Item 3.  Defaults Upon Senior Securities .....................................17

Item 4.  Submission of Matter to a Vote of Security Holders ..................17

Item 5.  Other Information ...................................................17

Item 6.  Exhibits.............................................................17

Signatures ...................................................................18

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)


                                     ASSETS
                                     ------

Current assets:
   Cash and cash equivalents .....................................  $   557,092
   Marketable securities, at market ..............................       23,324
   Accounts receivable, net of allowance
        for doubtful accounts of $47,438 .........................       69,715
   Inventories, net ..............................................       33,216
   Other current assets ..........................................        9,807
                                                                    -----------

   Total current assets ..........................................      693,154

Property and equipment, net ......................................       22,275

Due from shareholders ............................................       57,641
                                                                    -----------

   Total assets ..................................................  $   773,070
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable ..............................................  $    40,343
   Accrued expenses ..............................................       66,538
   Deferred revenue ..............................................       20,478
   Margin loan payable ...........................................       18,602
   Notes payable .................................................       25,000
                                                                    -----------

   Total current liabilities .....................................      170,961
                                                                    -----------

Shareholders' equity:
   Common stock, $.10 par value, 100,000,000 shares authorized;
     33,323,858 shares issued and outstanding ....................    3,332,386
   Additional paid-in capital ....................................    7,035,680
   Accumulated deficit ...........................................   (9,618,145)
   Deferred compensation .........................................     (147,812)
                                                                    -----------

   Total shareholders' equity ....................................      602,109
                                                                    -----------

   Total liabilities and shareholders' equity ....................  $   773,070
                                                                    ===========

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months
                                                              March 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Revenues:
   Sale of tangible products .....................  $     29,361   $     56,475
   Consulting services and maintenance ...........        18,502              -
                                                    ------------   ------------

      Total revenues .............................        47,863         56,475

Cost of goods sold - tangible products ...........        10,320         10,214
                                                    ------------   ------------

Gross profit .....................................        37,543         46,261
                                                    ------------   ------------

Operating expenses:
   Depreciation and amortization .................         2,905          2,905
   Research and development ......................        38,036         39,504
   General and administrative ....................       388,977        222,686
                                                    ------------   ------------

      Total operating expenses ...................       429,918        265,095
                                                    ------------   ------------

Loss from operations .............................      (392,375)      (218,834)
                                                    ------------   ------------

Other income (expenses):
   Loss on sale of securities ....................             -         (1,760)
   Interest income ...............................         2,968            720
   Interest expense ..............................        (1,432)       (49,035)
   Unrealized gain (loss) on securities ..........          (251)         2,663
                                                    ------------   ------------

      Total other income (expenses) ..............         1,285        (47,412)
                                                    ------------   ------------

Net loss .........................................  $   (391,090)  $   (266,246)
                                                    ============   ============


Net loss per common share - basic and diluted ....  $      (0.01)  $      (0.01)
                                                    ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...............    33,140,591     18,345,521
                                                    ============   ============

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------
Cash flows from operating activities:
  Net loss .......................................     $(391,090)     $(266,246)
                                                       ---------      ---------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization ................         2,905          2,905
    Common stock, warrants and options issued for
     services ....................................        30,023         47,234
    Amortization of deferred compensation ........       164,340              -
  Interest income on due from shareholders .......          (641)             -
    Amortization of discount of notes payable ....             -         30,207
    Loss on sale of investments ..................             -          1,760
    Unrealized (gain) loss on investments ........           251         (2,663)

  Changes in assets and liabilities:
    Accounts receivable ..........................       (20,534)        30,839
    Inventories ..................................         3,385          4,494
    Other current assets .........................         6,243          5,001
    Accounts payable .............................        (7,112)         5,008
    Accrued expenses .............................         6,490          5,634
    Deferred Revenue .............................         4,418              -
                                                       ---------      ---------

    Total adjustments ............................       189,768        130,419
                                                       ---------      ---------

Net cash used in operating activities ............      (201,322)      (135,827)
                                                       ---------      ---------

Cash flows from investing activities:
  Purchases of marketable securities .............             -           (706)
  Proceeds from sales of marketable securities ...             -         45,328
                                                       ---------      ---------

Net cash flows provided by investing activities ..             -         44,622
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from margin loan ......................            72              -
  Proceeds from exercise of warrants .............       120,800              -
                                                       ---------      ---------

Net cash flows provided by financing activities ..       120,872              -
                                                       ---------      ---------

Net decrease in cash and cash equivalents ........       (80,450)       (91,205)

Cash and cash equivalents - beginning of year ....       637,542         91,484
                                                       ---------      ---------

Cash and cash equivalents - end of period ........     $ 557,092      $     279
                                                       =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest .....................................     $       -      $  10,000
                                                       =========      =========
    Income taxes .................................     $       -      $       -
                                                       =========      =========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for debt ...............     $  14,700      $       -
                                                       =========      =========

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

Stock Options
-------------

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Stock Options (continued)

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2005           2004
                                                    -----------    -----------
   Net loss as reported ..........................  $  (391,090)      (266,246)
     Add: total stock-based employee
     compensation expense determined under fair
     value based method, net of related tax effect            -              -
                                                    -----------    -----------

     Pro forma net loss ..........................  $  (391,090)   $  (266,246)
                                                    ===========    ===========

   Basic loss per share:
     As reported .................................  $      (.01)   $      (.01)
                                                    ===========    ===========
     Pro forma ...................................  $      (.01)   $      (.01)
                                                    ===========    ===========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                      2005        2004
                                                      ----        ----
         Dividend yield .........................     0%            -
         Expected volatility range ..............     132%          -
         Risk-free interest rate ................     4.00%         -
         Expected holding periods ...............     3 years       -

NOTE 2 - INVENTORIES

At March 31, 2005 inventories consists of:

         Raw materials ..................................     $ 54,716
         Finished goods .................................       15,100
                                                              --------
                                                                69,816

         Less: Reserve for slow moving inventory ........      (36,600)
                                                              --------

                                                              $ 33,216
                                                              ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005

NOTE 3 - SHAREHOLDERS' EQUITY

Common stock
------------

In January 2005, the Company issued 605,000 shares of common stock for exercise of warrants for net proceeds of $120,800.

On January 1, 2005, the Company entered into a consulting agreement with a third party for business development services for a six-month period. In connection with the consulting agreement, the Company issued 75,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.17 per share. In connection with these shares, the Company recorded non-cash compensation and consulting expense of $6,375 and deferred compensation of $6,375 which will be amortized over the service period.

In February 2005, the Company issued 70,000 shares of common stock for accrued rent of $14,700.

On March 15, 2005, the Company issued 1,000 common shares of its common stock for services rendered. The shares were issued at the fair values at the date of the issuance of $.19 per share. In connection with these shares, the Company recorded stock-based compensation of $190.

Stock option
------------

Stock option activity for the three months ended March 31, 2005 is summarized as follows:

                                              Number of      Weighted average
                                               shares         exercise price
                                              ---------      ----------------
   Outstanding at December 31, 2004 ......    2,085,000            0.35
       Granted ...........................            -            0.00
       Exercised .........................            -            0.00
       Canceled ..........................            -            0.00
                                              ---------           -----

   Outstanding at March 31, 2005 .........    2,085,000           $0.35
                                              =========           =====

The following table summarizes the Company's stock options outstanding at March 31, 2005:

                                 Options outstanding and exercisable
                                -------------------------------------
                                              Weighted       Weighted
                                               average       average
            Range of                          remaining      exercise
         exercise price           Number        life          price
         --------------         ---------     ---------      --------
         $         0.69           375,000       0.75           0.69
         $    0.75-0.79           165,000       0.75           0.78
         $         0.27           500,000       1.25           0.27
         $    0.18-0.19         1,045,000       2.75           0.19
                                ---------
                                2,085,000
                                =========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005

NOTE 3 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Warrants
---------------------

On February 21, 2005, the Company granted 200,000 warrants to consultants for services rendered. The warrants expire 3 years from the date of grant and are exercisable at $0.30 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.15 or $30,023 and recorded non-cash consulting expense.

Stock warrant activity for the three months ended March 31, 2005 is summarized as follows:

                                              Number of      Weighted average
                                               shares         exercise price
                                              ---------      ----------------
   Outstanding at December 31, 2004 ......    9,682,590            0.87
       Granted ...........................      200,000            0.30
       Exercised .........................     (605,000)          (0.20)
                                              ---------           -----

   Outstanding at March 31, 2005 .........    9,277,590           $0.90
                                              =========           =====

The following table summarizes the Company's stock warrants outstanding at March 31, 2005:

                                 Options outstanding and exercisable
                                -------------------------------------
                                              Weighted       Weighted
                                               average       average
            Range of                          remaining      exercise
         exercise price           Number        life          price
         --------------         ---------     ---------      --------
         $    0.50-0.55         3,531,300       2.37           0.50
         $    1.25-1.50         5,026,290       2.56           1.28
         $    0.30                200,000       2.90           0.30
         $    0.16                520,000       3.50           0.16
                                ---------
                                9,277,590
                                =========

NOTE 4 - MAJOR CUSTOMERS

Substantially all of the sales during the three months ended March 31, 2005, were derived from one customer. This customer accounted for approximately 21% of the outstanding accounts receivable at March 31, 2005.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005

NOTE 5 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $9,618,145 and has cash used in operations of $201,322 for the three months ended March 31, 2005. The Company's ability to continue as a going concern is dependent on achieving profitable operations and the possibility of raising additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. During the three months ended March 31, 2005, the Company raised net proceeds of $120,800 from the exercise of common stock warrants. Management believes that it has sufficient working capital funds through December 31, 2005. In the future, the Company may attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Sense Holdings, Inc. for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Sense Holdings, Inc. as filed with the Securities and Exchange Commission.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and limited shareholders' equity at March 31, 2005. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2004 that expressed substantial doubt regarding our ability to continue as a going concern.

Additional funding is still needed to fund our longer-term operating needs, including our continued conducting of those marketing activities we deem critical to building broad public awareness of, and demand for, our current systems. Within the restrictions set forth above, we are continuing to pursue additional financing. We believe that additional financing, a reduction in research and development expenses followed by the sales increases we expect to realize from the additional marketing activities will be sufficient to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow. There is no assurance we will be able to raise additional financing or increase sales in the coming year.

We have realized, and expect to continue to realize, a substantial gross margin averaging approximately between 50% and 60% on our product sales and higher gross margins on service related revenues. With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

We currently operate with a core staff of 6 full-time employees. We expect to increase our research and development expenses as we focus our MEMS based patent/licenses acquired from Oakridge National Laboratories.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2004

For the three months ended March 31, 2005, we generated revenues of $47,863. The cost of goods sold was $10,320. This resulted in a gross profit of $37,543 and a gross profit percentage of 78% for the three months ended March 31, 2005. For the three months ended March 31, 2004, we generated revenues of $56,475. The cost of goods sold was $10,214 resulting in a gross profit of $46,261 and a gross profit percentage of 82%. The decrease in revenues generated was $8,612 or a decrease of 15%. The decrease in revenues is mainly attributed to a decrease in marketing efforts due to cost-cutting measures. Currently, we lack working capital funds to spend on marketing and advertising programs. Also, we have dedicated man hours and resources to the acquisition and marketing of intellectual property during fiscal 2004 and during the three months ended March 31, 2005, which has taken away from sales efforts of our existing product line. We believe the decrease is only temporary because we are further into the sales cycle for the intellectual property. In addition, we continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts. Our revenue breakdown is summarized below:

                                                 Three Months Ended
                                                      March 31,
                                                   2005       2004
                                                 -------    -------
         Revenues:
           Sale of tangible products .........   $29,361    $56,475
           Consulting services and
              maintenance ....................    18,502          -
                                                 -------    -------

              Total revenues .................   $47,863    $56,475
                                                 =======    =======

At March 31, 2005, accounts receivables and inventories are unusually high considering the level of sales for the three months ended March 31, 2005. There are two primary factors which explain that situation.

   1. Included in our accounts receivable balance is approximately $59,500 from two customers who pay us slowly (180 days). We have spoken with these customers and they have assured us that we will receive payment on these open accounts receivable balances. We expect to collect the remaining amounts in the near future. However, we have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.

   2. We purchased hardware in large quantities in the expectation of future business in order to receive volume discounts on the hardware. The sales have lagged behind the expectations of future business. However, all of the hardware that we carry in inventory is still utilized in our core products and we have no plans to redesign the core products to render the inventory obsolete. We believe that increased sales efforts of our core products will normalize sales versus inventory levels as we order less inventory to support those sales, however due to the lack of sales and the slow movement of inventory, we recorded a reserve for slow-moving inventory of $36,600 in 2004.

OPERATING EXPENSES

Depreciation and amortization remained constant for the three months ended March 31, 2005 at $2,905 compared the three months ended March 31, 2004. We have not invested in any new property and equipment.

For the three months ended March 31, 2005, research and development costs amounted to $38,036 as compared to $39,504 for the three months ended March 31, 2004, a decrease of $1,468 or 3.7% and consisted mainly of allocated salaries.

For the three months ended March 31, 2005, general and administrative expenses were $388,977 as compared to $222,686 for the three months ended March 31, 2004, an increase of $166,291 or 74.7% and included the following:

                                                   2005            2004
                                                ----------      ----------
      Salaries and related taxes .........      $   87,692      $   82,501
      Non-cash compensation and consulting         194,363          47,234
      Rent ...............................          11,042          12,709
      Professional fees ..................           7,196          29,479
      Other General and administrative ...          88,684          50,763
                                                ----------      ----------
           Total .........................      $  388,977      $  222,686
                                                ==========      ==========

For the three months ended March 31, 2005, salaries and related taxes increased to $87,692 as compared to $82,501 for the three months ended March 31, 2004. The increase was attributable to an increase in officers' salaries.

For the three months ended March 31, 2005, non-cash compensation and consulting expense increased to $194,363 as compared to $47,234 for the three months ended March 31, 2004. The increase is related to the grant of common stock warrants for services during the three months ended march 31, 2005 as well as the amortization of deferred compensation for shares previously issued.

For the three months ended March 31, 2005, professional fees decreased to $7,196 as compared to $29,479 for the three months ended March 31, 2004. The decrease is primarily related to professional fees incurred due to the filing of our registration statement on form SB-2 and our private placement in the 2004 period.

For the three months ended March 31, 2005, other general and administrative expenses increased to $88,684 as compared to $50,763 for the three months ended March 31, 2004, an increase of $37,921 or 74.7%. The increase is primarily related to an increase in consulting expense resulting from a $15,000 payment for our option to purchase a keyless operation of motor vehicle patent and an increase in general operating expenses.

INTEREST INCOME AND EXPENSES

Interest expense decrease to $1,432 for the three months ended March 31, 2005 as compared to interest expense of $49,035 for the three months ended March 31, 2004. This decrease is attributable to interest accrued in 2004 related to our outstanding debt, which have been repaid.

Interest income for the three months ended March 31, 2005 was $2,968 compared to $720 for the three months ended March 31, 2004. The increase is due to an increase in interest-bearing deposits and interest income accrued on loans from shareholders.

LOSS FROM SALE/DISPOSAL OF MARKETABLE SECURITIES

For the three months ended March 31, 2005, we recorded a loss from the sale of marketable securities of $0 as compared to a loss of $1,760 for the three months ended March 31, 2004. For the three months ended March 31, 2005, we recorded an unrealized loss on securities held of $251 as compared to an unrealized gain of $2,663 for the three months ended March 31, 2004.

OVERALL

We reported a net loss for the three months ended March 31, 2005 of $391,090 compared to a net loss for the three months ended March 31, 2004 of $266,246. This translates to an overall per-share loss of ($.01) for the three months ended March 31, 2005 compared to per-share loss of ($.01) for the three months ended March 31, 2004.

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

During the three months ended March 31, 2005, we received proceeds of $120,800 from the exercise of 605,000 warrants.

Cash used in operations for the three months ended March 31, 2005 was $201,322 attributable primarily to the net loss of $391,090 and an increase in accounts receivable of $20,534 offset by non-cash compensation of $194,363, depreciation and amortization of $2,905, and other non-cash items and changes in asset and liability accounts of $13,034. Cash used in operations for the three months ended March 31, 2004, was $135,827 attributable to a net loss of $266,246 offset by non-cash compensation of $47,234, depreciation and amortization of $2,905, amortization of discount on notes payable of $30,207, and other non-cash items and change in asset and liability accounts of $50,073.

For the three months ended March 31, 2005, net cash provided by investing activities was $0. For the three months ended March 31, 2004, net cash provided by investing activities was $44,622 and consisted of net proceeds from the sale of marketable securities of $45,328 offset by funds used for the purchase of marketable securities of $706.

For the three months ended March 31, 2005, net cash provided by financing activities was $120,872 and consisted of proceeds from the exercise of common stock warrants of $120,800 and increase in margin loans of $72. For the three months ended March 31, 2004, net cash provided by financing activities was $0.

As a result of the above, total cash decreased by $80,450 during three months ended March 31, 2005.

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

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. At March 31, 2005, marketable securities consisted of U.S. Treasury and Federal Agency securities held for resale. Gains or losses are recognized in the statement of operations when the bonds are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in their estimated fair value.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On January 1, 2005, we entered into a consulting agreement with a third party for business development services for a six-month period. In connection with the consulting agreement, we issued 75,000 common shares of our common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.17 per share. In connection with these shares, we recorded deferred compensation of $12,750 which will be amortized over the service period. The recipient was a sophisticated investor who had such knowledge and experience in financial, investment and business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In February 2005, we issued 70,000 shares of common stock for accrued rent of $14,700. The recipient was a sophisticated investor who had such knowledge and experience in financial, investment and business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1     Certification of Chief Executive Officer Pursuant to Section 906
32.2     Certification of Chief Financial Officer Pursuant to Section 906

* Filed herein

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SENSE HOLDINGS, INC. AND SUBSIDIARY


         Date:    May 13, 2005          By: /S/ Dore Scott Perler
                                        -------------------------
                                        Dore Scott Perler
                                        Chief Executive Officer,
                                        President and Director
                                        (Principal Executive Officer)

         Date:    May 13, 2005          By: /S/ Andrew Goldrich
                                        -----------------------
                                        Andrew Goldrich
                                        Chief Financial Officer,
                                        Vice President and Director
                                        (Principal Accounting Officer)