Form 10QSB
period 2005-06-30
SENSE HOLDINGS INC
filed 2005-08-19
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

             For the transition period from __________ to __________


                        COMMISSION FILE NUMBER: 333-87293


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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 34,444,691 shares of Common Stock as of August 16, 2005.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JUNE 30, 2005



                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - June 30, 2005 (unaudited)................3

         Consolidated Statements of Operations (unaudited)
         For the Three and Six Months Ended June 30, 2005 and 2004.............4

         Consolidated Statements of Cash Flows (unaudited)
         For the Six Months Ended June 30, 2005 and 2004.......................5

         Notes to Consolidated Financial Statements ........................6-12

Item 2.  Management's Discussion and Analysis or Plan of Operation ........13-18

Item 3.  Controls and Procedures .............................................19


PART II  OTHER INFORMATION ...................................................19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........19

Item 5.  Other Information ...................................................20

Item 6.  Exhibits.............................................................20

Signatures ...................................................................21

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents .....................................  $   497,528
   Marketable securities, at market ..............................       23,934
   Accounts receivable, net of allowance
    for doubtful accounts of $64,911 .............................       24,526
   Inventories, net ..............................................       29,397
   Other current assets ..........................................       16,667
                                                                    -----------

      Total current assets .......................................      592,052
                                                                    -----------

PROPERTY AND EQUIPMENT, net ......................................       19,370
                                                                    -----------

OTHER ASSETS:
   Due from shareholders .........................................       58,211
   Deposit .......................................................        9,807
                                                                    -----------

      Total other assets .........................................       68,018
                                                                    -----------

      Total assets ...............................................  $   679,440
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Convertible notes payable, net ................................  $   125,845
   Accounts payable ..............................................       35,517
   Accrued expenses ..............................................       83,689
   Deferred revenue ..............................................       23,636
   Margin loan payable ...........................................       19,199
                                                                    -----------

      Total current liabilities ..................................      287,886
                                                                    -----------

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value, 100,000,000 shares authorized;
     33,386,358 shares issued and outstanding ....................    3,338,636
   Additional paid-in capital ....................................    7,074,835
   Accumulated deficit ...........................................   (9,965,629)
   Deferred compensation .........................................      (56,288)
                                                                    -----------

      Total shareholders' equity .................................      391,554
                                                                    -----------

      Total liabilities and shareholders' equity .................  $   679,440
                                                                    ===========

                 See notes to consolidated financial statements.

                                   SENSE HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                For the Three Months Ended    For the Six Months Ended
                                                        June 30,                      June 30,
                                               ---------------------------   ---------------------------
                                                   2005           2004           2005           2004
                                               ------------   ------------   ------------   ------------
Revenues:
   Sale of tangible products ................  $     14,929   $     33,326   $     44,290   $     55,977
   Consulting services and maintenance ......         8,865              -         27,367         33,824
                                               ------------   ------------   ------------   ------------

      Total revenues ........................        23,794         33,326         71,657         89,801

Cost of goods sold - tangible products ......         3,527          4,337         13,847         14,551
                                               ------------   ------------   ------------   ------------

Gross profit ................................        20,267         28,989         57,810         75,250
                                               ------------   ------------   ------------   ------------

Operating expenses:
   Depreciation and amortization ............         2,905          2,904          5,810          5,809
   Research and development .................        39,615          1,151         77,651          1,655
   General and administrative ...............       326,851        421,516        715,828        683,202
                                               ------------   ------------   ------------   ------------

      Total operating expenses ..............       369,371        425,571        799,289        690,666
                                               ------------   ------------   ------------   ------------

Loss from operations ........................      (349,104)      (396,582)      (741,479)      (615,416)
                                               ------------   ------------   ------------   ------------

Other income (expenses):
   Loss on sale of securities ...............             -              -              -         (1,760)
   Interest income ..........................         2,665            686          5,633          1,406
   Interest expense .........................        (1,655)       (40,745)        (3,087)       (89,780)
   Unrealized gain (loss) on securities .....           610         (2,217)           359            446
                                               ------------   ------------   ------------   ------------

      Total other income (expenses) .........         1,620        (42,276)         2,905        (89,688)
                                               ------------   ------------   ------------   ------------

Net loss ....................................  $   (347,484)  $   (438,858)  $   (738,574)  $   (705,104)
                                               ============   ============   ============   ============


Net loss per common share - basic and diluted  $      (0.01)  $      (0.02)  $      (0.02)  $      (0.03)
                                               ============   ============   ============   ============

Weighted average number of shares
   outstanding - basic and diluted ..........    33,334,160     24,683,854     33,237,910     21,514,688
                                               ============   ============   ============   ============

                             See notes to consolidated financial statements.

                                                   -4-

                                   SENSE HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                          ------------------------------
                                                                              2005               2004
                                                                          -----------        -----------
Cash flows from operating activities:
  Net loss ........................................................       $  (738,574)       $  (705,104)
                                                                          -----------        -----------

  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization .................................             5,810              5,809
    Common stock, warrants and options issued for services ........            30,023             88,796
    Amortization of deferred compensation .........................           267,114             93,550
    Interest income on shareholder loans ..........................            (1,211)                 -
    Amortization of discount of notes payable .....................                 -             60,414
    Loss on sale of investments ...................................                 -              1,760
    Unrealized gain on investments ................................              (359)              (446)
    Allowance for doubtful accounts ...............................            17,473            (21,250)
  Changes in assets and liabilities:
    Accounts receivable ...........................................             7,182             61,454
    Inventories ...................................................             7,204              8,110
    Other current assets ..........................................           (10,424)             7,084
    Accounts payable ..............................................           (11,938)             8,446
    Accrued expenses ..............................................             8,641            (28,394)
    Deferred revenue ..............................................             7,576                  -
                                                                          -----------        -----------

            Total adjustments .....................................           327,091            285,333
                                                                          -----------        -----------

Net cash used in operating activities .............................          (411,483)          (419,771)
                                                                          -----------        -----------

Cash flows from investing activities:
  Purchases of marketable securities ..............................                 -               (369)
  Proceeds from sales of marketable securities ....................                 -             45,328
                                                                          -----------        -----------

Net cash flows provided by investing activities ...................                 -             44,959
                                                                          -----------        -----------

Cash flows from financing activities:
  Proceeds from notes payable .....................................           150,000                  -
  Payments on notes payable .......................................                 -           (550,000)
  Net proceeds from sale of common stock ..........................                 -          1,943,750
  Proceeds from margin loan .......................................               669                  -
  Proceeds from exercise of warrants ..............................           120,800                  -
                                                                          -----------        -----------

Net cash flows provided by financing activities ...................           271,469          1,393,750
                                                                          -----------        -----------

Net increase (decrease) in cash and cash equivalents ..............          (140,014)         1,018,938

Cash and cash equivalents - beginning of year .....................           637,542             91,484
                                                                          -----------        -----------

Cash and cash equivalents - end of period .........................       $   497,528        $ 1,110,422
                                                                          ===========        ===========

Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest ......................................................       $         -        $         -
                                                                          ===========        ===========
    Income taxes ..................................................       $         -        $         -
                                                                          ===========        ===========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt ..................................       $    14,700        $   175,000
                                                                          ===========        ===========

                             See notes to consolidated financial statements.

                                                   -5-

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

Accounts receivable
-------------------

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2005, the allowance for doubtful accounts was $64,911.

Inventories
-----------

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2005 and 2004:

                                                       For the Six Months Ended
                                                                 June 30,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------

   Net loss as reported ..........................     $(738,574)     $(705,104)
     Add: total stock-based employee
     compensation expense determined under fair
     value based method, net of related tax effect       (80,596)       (84,062)
                                                       ---------      ---------

     Pro forma net loss ..........................     $(819,170)     $(789,166)
                                                       =========      =========

   Basic loss per share:
     As reported .................................     $    (.02)     $    (.03)
                                                       =========      =========
     Pro forma ...................................     $    (.02)     $    (.04)
                                                       =========      =========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as the Company may continue to grant options to employees.

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                      2005        2004
                                                      ----        ----
         Dividend yield .........................     0%          0%
         Expected volatility range ..............     138%        97%
         Risk-free interest rate ................     4.00%       4.00%
         Expected holding periods ...............     5 years     3 years

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005


NOTE 2 - INVENTORIES

At June 30, 2005 inventories consists of:

         Raw materials ..................................     $ 52,577
         Finished goods .................................       13,420
                                                              --------
                                                                65,997

         Less: Reserve for slow moving inventory ........      (36,600)
                                                              --------

                                                              $ 29,397
                                                              ========

NOTE 3 - NOTES PAYABLE

On or around June 30, 2005, the Company offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consists of a Promissory Note in the principal amount of $50,000 (the "Notes") and a Common Stock Purchase Warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. The Notes have a term of 14 months, and provide for interest accrual on unpaid principal at the rate of 10% per year. Interest under the Notes is payable quarterly commencing on September 1, 2005. The Notes are secured by a blanket security interest in all of the Company's assets. In connection with the offering, the placement agent with respect to the Units (the "Placement Agent"), or its designee, will act as the agent of each Note holder solely for the purpose of executing all security agreements, instruments, filings and notices relevant to the perfection, recording, release or termination of the security interests, the determination of events of default as defined in the Notes, and such other similarly related matters. The placement agent shall be entitled to a placement agent fee of 8% plus a 2% non-accountable expense allowance. Additionally, the Company agreed to grant warrants to purchase shares of common stock of the Company to the placement agent for its services with regard to the offering. The Company will grant to the placement agent warrants to purchase shares of the Company at an exercise price of $.16 per share expiring on July 1, 2010 at a rate of 1/2 warrant for every $1 of gross proceeds received by the Company in conjunction with this offering.

At the sole election of the Holder, any portion of the unpaid principal balance of these notes may be converted into shares of common stock of the Company at a conversion rate equal to $0.26 per common share. The Holder shall provide the Company written notice prior to such payment ("Holder Conversion Notice"). In the event of default of interest payment, which will be defined as non receipt of interest payment on the 10th day of the month following a missed payment of accrued quarterly interest, the interest rate will increase to 18% retroactive to the date of the last payment and remain at 18% for the duration of the Note. The Company agreed to file a registration statement within 45 days of the final closing date of the Offering The Company shall use its good faith best efforts to ensure that such registration is declared effective within 90 days of the Final Closing Date. The Company agrees to respond to any SEC comments within 10 days. In the event that the Company does not respond to SEC comments within 10 days or once the Registration Statement is declared effective, it does not stay effective for 60 consecutive days, then the number of warrants shall be increased by two percent (2%) for each 30 day period following such 60 day period, as the case may be.

As of June 30, 2005, the Company sold three units and received funds in the amount of $150,000 in connection with the private placement and has granted 150,000 in purchase warrants. In connection with this transaction, the Company issued warrants to purchase 75,000 shares of common stock, as compensation to the placement agent. Additionally, the Company recorded an accrual for $15,000 owed to the Placement Agent. This fee was treated as a discount on the convertible notes and is being amortized over the notes term. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.155 or $34,155 and recorded imputed interest in the amount of $34,155 that will be amortized over the life of the notes.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005


NOTE 3 - NOTES PAYABLE (CONTINUED)

The convertible debenture liability is as follows at June 30, 2005:

         Convertible notes payable ......................    $ 175,000
         Less: unamortized discount on note payable .....      (49,155)
                                                             ---------

         Convertible notes payable, net .................    $ 125,845
                                                             =========

NOTE 4 - SHAREHOLDERS' EQUITY

Common stock
------------

In January 2005, the Company issued 605,000 shares of common stock for exercise of warrants for net proceeds of $120,800.

On January 1, 2005, the Company entered into a consulting agreement with a third party for business development services for a six-month period. In connection with the consulting agreement, the Company issued 75,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.17 per share. For the six months ended June 30 2005, in connection with these shares, the Company recorded non-cash compensation and consulting expense of $12,750.

In February 2005, the Company issued 70,000 shares of common stock for accrued rent of $14,700.

On March 15, 2005, the Company issued 1,000 common shares of its common stock for services rendered. The shares were issued at the fair values at the date of the issuance of $.19 per share. In connection with these shares, the Company recorded stock-based compensation of $190.

On June 15, 2005, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 62,500 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $11,250 or $.18 per share. For the six months ended June 30 2005, in connection with these shares, the Company recorded non-cash consulting expense of $1,875 and deferred compensation of $9,375 to be amortized over the service period.

For the six months ended, the Company amortized stock-based compensation of $252,300 from the issuance of shares in 2004.

Stock option
------------

On May 13, 2005, the Company granted options to purchase 450,000 shares of common stock to employee and directors of the Company. The options are exercisable at $0.20 per share, which was greater than the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

Stock option activity for the six months ended June 30, 2005 is summarized as follows:

                                              Number of      Weighted average
                                               shares         exercise price
                                              ---------      ----------------
   Outstanding at December 31, 2004 ......    2,085,000            0.35
       Granted ...........................      450,000            0.20
       Exercised .........................            -            0.00
       Cancelled .........................      (15,000)           0.75
                                              ---------           -----

   Outstanding at June 30, 2005 ..........    2,520,000           $0.32
                                              =========           =====

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005


NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes the Company's stock options outstanding at June 30, 2005:

                                Options outstanding and exercisable
                                ------------------------------------
                                              Weighted      Weighted
                                               average      average
            Range of                          remaining     exercise
         exercise price          Number         life         price
         --------------         ---------     ---------     --------
         $         0.69           375,000       0.50          0.69
         $    0.75-0.79           150,000       0.50          0.78
         $         0.27           500,000       1.00          0.27
         $    0.18-0.19         1,045,000       2.50          0.19
         $         0.20           450,000       4.90          0.20
                                ---------

                                2,520,000
                                =========

Common Stock Warrants
---------------------

On February 21, 2005, the Company granted 200,000 warrants to consultants for services rendered. The warrants expire 3 years from the date of grant and are exercisable at $0.30 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.15 or $30,023 and recorded non-cash consulting expense.

On or around June 30, 2005, in connection with a private placement (See Note 3), the Company granted 150,000 purchase warrants to investors and granted warrants to purchase 75,000 shares of common stock, as compensation to the placement agent. The warrants are exercisable at $.16 per common share and expire in five years.

Stock warrant activity for the six months ended June 30, 2005 is summarized as follows:

                                              Number of      Weighted average
                                               shares         exercise price
                                              ---------      ----------------
   Outstanding at December 31, 2004 ......    9,682,590            0.87
       Granted ...........................      425,000            0.23
       Exercised .........................     (605,000)          (0.20)
                                              ---------           -----

   Outstanding at June 30, 2005 ..........    9,502,590           $0.88
                                              =========           =====

The following table summarizes the Company's stock warrants outstanding at June 30, 2005:

                                 Options outstanding and exercisable
                                ------------------------------------
                                              Weighted      Weighted
                                               average      average
            Range of                          remaining     exercise
         exercise price           Number        life         price
         --------------         ---------     ---------     --------
         $    0.50-0.55         3,531,300        2.12         0.50
         $    1.25-1.50         5,026,290        2.31         1.28
         $    0.30                200,000        2.65         0.30
         $    0.16                520,000        3.25         0.16
         $    0.16                225,000        4.90         0.16
                                ---------

                                9,502,590
                                =========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005


NOTE 5 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $9,965,629 and has cash used in operations of $411,483 for the six months ended June 30, 2005. The Company's ability to continue as a going concern is dependent on achieving profitable operations and the possibility of raising additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. During the six months ended June 30, 2005, the Company raised net proceeds of $120,800 from the exercise of common stock warrants and $150,000 from convertible notes payable. Management believes that it has sufficient working capital funds through June 30, 2006. In the future, the Company may attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - SUBSEQUENT EVENTS

Effective August 1, 2005, the Company entered into an Exclusive Patent License Agreement with UT-Battelle, LLC. The License Agreement supersedes and replaces an agreement dated March 26, 2001. Under the March 26, 2001 license agreement, the Company licenses certain patent rights relating to the detection of unexploded ordnance. Under the License Agreement, UT-Battelle has granted the Company the exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products incorporating the licensed patents, relating to (a)chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, grenades, rockets and other unexploded devices. The Company has also been granted a 24-month right of first refusal to negotiate a patent license agreement with UT-Battelle for its proprietary technology relating to the detection of biological warfare agents in security applications, such as anthrax, cholera, ebola, plague, ricin, smallpox and tularemia.

As consideration for the license grants by UT-Battelle, the Company has agreed to:

      o Pay UT-Battelle $25,000 at the time of signing the License Agreement, which amount has been paid;

      o  Pay UT-Battelle $125,000 on or before October 15, 2005;

      o Issue to UT-Battelle 833,333 shares of the Company's unregistered common stock (the "Shares"); provided, however, that in the event the Company fails to file a registration statement with the Securities and Exchange Commission to register the resale of the Shares on or before October 29, 2005, or the registration statement is not declared effective within 60 days of filing, and does not remain effective until UT-Battelle has disposed of all of its shares, the Company is obligated to pay UT-Battelle up to an additional $150,000, reduced in proportion to the number of shares theretofore sold by UT-Battelle;.

      o Pay to UT-Battelle a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments of $10,000 for 2006, $20,000 for 2007 and $25,000 for 2008 and
         thereafter;

      o Pay to UT-Battelle, in the event the Company sublicenses the licensed patents, the greater of 50% of the Company's revenues from sublicensing and the minimum required royalties described above; and

      o Reimburse UT-Battelle for certain costs and expenses of securing patent protection for the licensed patented technology.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005


NOTE 6 - SUBSEQUENT EVENTS (continued)

On July 6, 2005, the Company entered into a consulting agreement with a third party for legal and business services for a six-month period. In connection with the consulting agreement, the Company issued 225,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $42,750 or $.19 per share.

On August 1, 2005, the Company entered into a consulting agreement with a third party for business development and investor relations services for a six-month period continuing thereafter on a month-to-month basis unless and until terminated on 30-days written notice. In connection with the consulting agreement, the Company paid $10,000 and will pay $5,000 per month commencing October 1, 2005.

In July 2005 and August 2005, the Company sold 6.6 units, each unit consisting of the Company's promissory note in the principal amount of $50,000 and common stock purchase warrants to purchase 50,000 shares of the Company's common stock, for an aggregate purchase price of $330,000. The terms and conditions of the notes and warrants comprising the units are the same as those described in Note
3. In connection with this transaction, the Company issued five-year warrants to purchase 165,000 shares of common stock, exercisable until August 2010, at $.16 per share as compensation to the placement agent. Additionally, the Company recorded an accrual for $33,000 in payment of placement agent fees and non-accountable expenses. This fee was treated as a discount on the convertible notes and is being amortized over the notes term. The Company valued these warrants utilizing the Black-Scholes options pricing model at prices ranging from $0.155 to $0.20 and recorded imputed interest in the amount of $26,262 that will be amortized over the life of the notes.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital deficiencies and limited shareholders' equity at June 30, 2005. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2004 that expressed substantial doubt regarding our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

For the six months ended June 30, 2005, we generated revenues of $71,657. The cost of goods sold was $13,847. This resulted in a gross profit of $57,810 and a gross profit percentage of 80.6% for the six months ended June 30, 2005. For the six months ended June 30, 2004, we generated revenues of $89,801. The cost of goods sold was $14,551 resulting in a gross profit of $75,250 and a gross profit percentage of 84%. The decrease in revenues generated was $18,144 or a decrease of 20%. The decrease in revenues is mainly attributed to a decrease in marketing efforts due to cost-cutting measures. Currently, we lack working capital funds to spend on marketing and advertising programs. Also, we have dedicated man hours and resources to the acquisition and marketing of intellectual property during fiscal 2004 and during the six months ended June 30, 2005, which has taken away from sales efforts of our existing product line. We believe the decrease is only temporary because we are further into the sales cycle for the intellectual property. In addition, we continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts. Our revenue breakdown is summarized below:

                                                  Six Months Ended
                                                      June 30,
                                                  2005       2004
                                                 -------    -------
         Revenues:
           Sale of tangible products .........   $44,290    $55,977
           Consulting services and
              maintenance ....................    27,367     33,824
                                                 -------    -------

              Total revenues .................   $71,657    $89,801
                                                 =======    =======

At June 30, 2005, inventories were unusually high considering the level of sales for the six months ended June 30, 2005. In the previous year, we purchased hardware in large quantities in the expectation of future business in order to receive volume discounts on the hardware. The sales have lagged behind the expectations of future business. However, all of the hardware that we carry in inventory is still utilized in our core products and we have no plans to redesign the core products to render the inventory obsolete. We believe that increased sales efforts of our core products will normalize sales versus inventory levels as we order less inventory to support those sales, however due to the lack of sales and the slow movement of inventory, we recorded a reserve for slow-moving inventory of $36,600 in 2004.

OPERATING EXPENSES

Depreciation and amortization remained constant for the six months ended June 30, 2005 at $5,810 compared to the six months ended June 30, 2004 of $5,809. We have not invested in any new property and equipment.

For the six months ended June 30, 2005, research and development costs amounted to $77,651 as compared to $1,655 for the six months ended June 30, 2004, an increase of $75,996 and consisted of allocated salaries.

For the six months ended June 30, 2005, general and administrative expenses were $715,828 as compared to $683,202 for the six months ended June 30, 2004, an increase of $32,626 or 4.8% and included the following:

                                                   2005            2004
                                                ----------      ----------
      Salaries and related taxes .........      $  198,515      $  243,687
      Non-cash compensation and consulting         297,138         182,345
      Rent ...............................          22,834          22,501
      Professional fees ..................          24,836          96,411
      Other General and administrative ...         172,505         138,258
                                                ----------      ----------

           Total .........................      $  715,828      $  683,202
                                                ==========      ==========

For the six months ended June 30, 2005, salaries and related taxes decreased to $198,515 as compared to $243,687 for the six months ended June 30, 2004. The decrease was attributable to the allocation of $39,000 of salaries to research and development for the six months ended June 30, 2005 as compared to $0 for the six months ended June 30, 2004.

For the six months ended June 30, 2005, non-cash compensation and consulting expense increased to $297,138 as compared to $182,345 for the six months ended June 30, 2004. The increase is related to the grant of common stock warrants for services during the six months ended June 30, 2005 as well as the amortization of deferred compensation for shares previously issued.

For the six months ended June 30, 2005, professional fees decreased to $24,836 as compared to $96,411 for the six months ended June 30, 2004. The decrease is primarily related to professional fees incurred due to the filing of our registration statement on form SB-2 and our private placement in the 2004 period.

For the six months ended June 30, 2005, other general and administrative expenses increased to $172,505 as compared to $138,258 for the six months ended June 30, 2004, an increase of $34,247 or 25%. The increase is primarily related to an increase in consulting expense resulting from a $15,000 payment for our option to purchase a keyless operation of motor vehicle patent and an increase in general operating expenses and the recording of bad debt expense of $17,473.

INTEREST INCOME AND EXPENSES

Interest expense decreased to $3,087 for the six months ended June 30, 2005 as compared to interest expense net of $89,780 for the six months ended June 30, 2004. This decrease is attributable to interest accrued in 2004 related to our outstanding debt, which has been repaid.

Interest income for the six months ended June 30, 2005 was $5,633 compared to $1,406 for the six months ended June 30, 2004. The increase is due to an increase in interest-bearing deposits and interest income accrued on loans from shareholders of $1,211.

LOSS FROM SALE/DISPOSAL OF MARKETABLE SECURITIES

For the six months ended June 30, 2005, we recorded a loss from the sale of marketable securities of $0 as compared to a loss of $1,760 for the six months ended June 30, 2004. For the six months ended June 30, 2005, we recorded an unrealized gain on securities held of $359 as compared to an unrealized gain of $446 for the six months ended June 30, 2004.

OVERALL

We reported a net loss for the six months ended June 30, 2005 of $738,574 compared to a net loss for the six months ended June 30, 2004 of $705,104. This translates to an overall per-share loss of ($.02) for the six months ended June 30, 2005 compared to per-share loss of ($.03) for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures except as disclosed herein.

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

During the six months ended June 30, 2005, we received proceeds of $120,800 from the exercise of warrants.

On or around June 30, 2005, we offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consists of a Promissory Note in the principal amount of $50,000 (the "Notes") and a Common Stock Purchase Warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. As of June 30, 2005, the Company sold three units and received funds in the amount of $150,000 in connection with the private placement and has granted 150,000 in purchase warrants. In connection with this transaction, the Company issued warrants to purchase 75,000 shares of common stock, as compensation to the placement agent. Additionally, the Company recorded an accrual for $15,000 owed to the Placement Agent.

In July 2005 and August 2005, we sold 6.6 units, each unit consisting of the Company's promissory note in the principal amount of $50,000 and common stock purchase warrants to purchase 50,000 shares of the Company's common stock, for an aggregate purchase price of $330,000. The terms and conditions of the notes and warrants comprising the units are the same as those described in Note 3. In connection with this transaction, we issued five-year warrants to purchase 165,000 shares of common stock, exercisable until August 2010, at $.16 per share as compensation to the placement agent. Additionally, we recorded an accrual for $33,000 in payment of placement agent fees and non-accountable expenses.

In August 2005, we received a purchase order from Federal Express Corporation to purchase 100 of our BC-300 Biometric Pilot Authentication Stations for deployment by Federal Express at select domestic operation facilities. The purchase order was issued in furtherance of our August 14, 2002 Purchase, License and Service Agreement with Federal Express Corporation. The total purchase price for the 100 BC-300 Stations is $315,000. The purchase order provides for immediate delivery, and payment terms of 30 days. We expect to complete delivery of the Stations on or about December 30, 2005. We are also entitled to a $15,000, one-time license fee for the software included in the 100 BC-300 Stations. Our receipt of payment for the Stations should have a positive effect on our cash flows during the fourth quarter of 2005 and the first quarter of 2006.

Cash used in operations for the six months ended June 30, 2005 was $411,483 attributable primarily to the net loss of $738,574, an increase in prepaid expenses of $10,424, and a decrease in accounts payable of $11,938 offset by non-cash compensation of $297,137, depreciation and amortization of $5,810, and other non-cash items and changes in asset and liability accounts of $46,506. Cash used in operations for the six months ended June 30, 2004, was $419,771 attributable to a net loss of $705,104 offset by non-cash compensation of $182,346, depreciation and amortization of $5,809, amortization of discount on notes payable of $60,414, and other non-cash items and change in asset and liability accounts of $36,764.

For the six months ended June 30, 2005, net cash provided by investing activities was $0. For the six months ended June 30, 2004, net cash provided by investing activities was $44,959 and consisted of net proceeds from the sale of marketable securities of $45,328 offset by funds used for the purchase of marketable securities of $369.

For the six months ended June 30, 2005, net cash provided by financing activities was $271,469 and consisted of proceeds from the exercise of common stock warrants of $120,800, an increase in margin loans of $669, and the receipt of proceeds from notes payable of $150,000. For the six months ended June 30, 2004, net cash provided by financing activities was $1,393,750 and consisted of net proceeds from the sale of stock of $1,943,750 offset by the repayment of loans of $550,000.

As a result of the above, total cash decreased by $140,014 during six months ended June 30, 2005.

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

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, marketable securities, receivables, inventory and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

OFF BALANCE SHEET ARRANGEMENTS

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

As of the date of this Report, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 15, 2005, we entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, we issued 62,500 common shares of our common stock for services rendered and to be rendered in the future.

         During June 2005, we sold three units, each unit consisting of the Company's promissory note in the principal amount of $50,000 and common stock purchase warrants to purchase 50,000 shares of the Company's common stock, for an aggregate purchase price of $150,000. The notes
         (a) mature 14 months following the date of issuance, (b) bear interest at the rate of 10% per year, payable quarterly commencing September 1, 2005 and (c) are convertible into shares of the Company's common stock at the rate of $.26 per share, subject to adjustment. The warrants are exercisable for a period of five years at an exercise price of $.16 per share, subject to adjustment. The Company's obligations to the note holders are collateralized by a security interest in all of the Company's assets.

         The Company has agreed to file a registration statement covering the shares of common stock issuable upon conversion of the notes and exercise of the warrants. In the event the registration statement is not filed within the time prescribed by the transaction documents, or does not become effective when required, or remain effective for at least 60 days, the Company will be liable for the issuance to the note holders of additional warrants in an amount equal to 2% of already issued warrants for each 30 days in which the requirements of the agreements are not met.

         The three units were sold to a total of 4 investors, each of whom the Company had reasonable grounds to believe was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each investor was provided access to business and financial about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in the Company. Each certificate evidencing securities issued to the investors included language to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions. In connection with the sale of the units, the Company paid a placement agent fee equal to $12,000, a non-accountable expense allowance of $3,000 and issued the placement agent warrants to purchase 75,000 shares of common stock, exercisable until July 1, 2010, at an exercise price of $.16 per share. The notes and warrants were issued in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and the rules and regulations there under, including rule 506 of Regulation D.

ITEM 5.  OTHER INFORMATION

         Effective August 1, 2005, we issued 833,333 shares of our common stock to UT-Battelle, LLC in connection with an Exclusive Patent License Agreement. The terms and conditions of the License Agreement are described in the Company's Current Report on Form 8-K filed on August 4, 2005. UT-Battelle has a pre-existing business relationship with the Company, had access to business and financial information about the Company and has such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in the Company. The certificate evidencing the shares bears a legend restricting the transferability of the shares absent registration under the Act or the availability of applicable exemption therefrom. No placement agent was used and no commissions or similar fees were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration afforded under
         Section 4(2) of the Act.

         On July 6, 2005, we entered into a consulting agreement with a third party for legal and business services for a six-month period. In connection with the consulting agreement, we issued 225,000 common shares of our common stock for services rendered and to be rendered in the future. The consultant has access to business and financial information about the Company and has such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in the Company. The certificate evidencing the shares bears a legend restricting the transferability of the shares absent registration under the Act or the availability of applicable exemption therefrom. The shares were issued in reliance upon the exemption from registration afforded under Section 4(2) of Act.

ITEM 6.  EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SENSE HOLDINGS, INC.

         Date:    August 19, 2005       By: /s/ Dore Scott Perler
                                        -------------------------
                                        Dore Scott Perler
                                        Chief Executive Officer,
                                        President and Director
                                        (Principal Executive Officer)

         Date:    August 19, 2005       By: /s/ Andrew Goldrich
                                        -----------------------
                                        Andrew Goldrich
                                        Chief Financial Officer,
                                        Vice President and Director
                                        (Principal Accounting Officer)