Form 10QSB
period 2005-09-30
SENSE HOLDINGS INC
filed 2005-11-15
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,611,191 shares at November 11, 2005

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [x]

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               SEPTEMBER 30, 2005



                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - September 30, 2005 (unaudited) ..........3

         Consolidated Statements of Operations (unaudited)
         For the Three and Nine Months Ended September 30,2005 and 2004 .......4

         Consolidated Statements of Cash Flows (unaudited)
         For the Nine Months Ended September 30, 2005 and 2004 ................5

         Notes to Consolidated Financial Statements ........................6-14

Item 2.  Management's Discussion and Analysis or Plan of Operation ........15-20

Item 3.  Controls and Procedures .............................................20


PART II  OTHER INFORMATION ...................................................21

Item 1.  Legal Proceedings ...................................................21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........21

Item 3.  Defaults Upon Senior Securities .....................................21

Item 4.  Submission of Matter to a Vote of Security Holders ..................21

Item 5.  Other Information ...................................................21

Item 6.  Exhibits.............................................................21

Signatures ...................................................................22

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents ....................................  $    447,071
   Marketable securities, at market .............................        23,579
   Accounts receivable, net of allowance for doubtful accounts
     of $71,822 .................................................        54,705
   Inventories, net .............................................        99,311
   Debt issuance costs ..........................................       118,896
   Other current assets .........................................        36,032
                                                                   ------------

      Total current assets ......................................       779,594
                                                                   ------------

PROPERTY AND EQUIPMENT, net .....................................        16,465
                                                                   ------------

OTHER ASSETS:
   License rights, net ..........................................       290,000
   Due from shareholders ........................................        58,793
   Deposit ......................................................         9,807
                                                                   ------------

      Total other assets ........................................       358,600
                                                                   ------------

      Total assets ..............................................  $  1,154,659
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Convertible notes payable, net ...............................  $    571,791
   Accounts payable .............................................        81,897
   Accrued expenses .............................................        92,414
   Deferred revenue .............................................        46,769
   Margin loan payable ..........................................        19,345
                                                                   ------------

      Total current liabilities .................................       812,216
                                                                   ------------

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value, 100,000,000 shares authorized;
     34,591,191 shares issued and outstanding ...................     3,459,120
   Additional paid-in capital ...................................     8,180,645
   Accumulated deficit ..........................................   (10,540,041)
   Deferred compensation ........................................      (757,281)
                                                                   ------------

      Total shareholders' equity ................................       342,443
                                                                   ------------

      Total liabilities and shareholders' equity ................  $  1,154,659
                                                                   ============

                 See notes to consolidated financial statements.

                                   SENSE HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                               For the Three Months Ended     For the Nine Months Ended
                                                       September 30,                 September 30,
                                               ---------------------------   ---------------------------
                                                   2005           2004           2005           2004
                                               ------------   ------------   ------------   ------------
Revenues:
   Sale of tangible products ................  $      8,517   $     15,400   $     52,807   $     71,377
   Consulting services and maintenance ......        12,868          7,565         40,235         41,389
                                               ------------   ------------   ------------   ------------

       Total revenues .......................        21,385         22,965         93,042        112,766

Cost of goods sold - tangible products ......         3,745         10,967         17,592         24,168
                                               ------------   ------------   ------------   ------------

Gross profit ................................        17,640         11,998         75,450         88,598
                                               ------------   ------------   ------------   ------------

Operating expenses:
   Depreciation and amortization ............         2,905          2,905          8,715          8,714
   Research and development .................        99,451         39,000        177,102         40,655
   General and administrative ...............       447,726        253,408      1,163,554        936,610
                                               ------------   ------------   ------------   ------------

       Total operating expenses .............       550,082        295,313      1,349,371        985,979
                                               ------------   ------------   ------------   ------------

Loss from operations ........................      (532,442)      (283,315)    (1,273,921)      (897,381)
                                               ------------   ------------   ------------   ------------

Other income (expenses):
   Loss on sale of securities ...............             -              -              -         (1,760)
   Interest income ..........................         2,910              -          8,543              -
   Interest expense .........................       (27,136)       (15,678)       (30,223)      (104,052)
   Debt issuance costs ......................       (17,389)             -        (17,389)             -
   Unrealized gain (loss) on securities .....          (355)           998              4          1,444
                                               ------------   ------------   ------------   ------------

       Total other income (expenses) ........       (41,970)       (14,680)       (39,065)      (104,368)
                                               ------------   ------------   ------------   ------------

Net loss ....................................  $   (574,412)  $   (297,995)  $ (1,312,986)  $ (1,001,749)
                                               ============   ============   ============   ============


Net loss per common share - basic and diluted  $      (0.02)  $      (0.01)  $      (0.04)  $      (0.04)
                                               ============   ============   ============   ============

Weighted average number of shares
   outstanding - basic and diluted ..........    34,156,466     31,440,926     33,547,460     24,847,585
                                               ============   ============   ============   ============

                             See notes to consolidated financial statements.
                                                   -4-

                                   SENSE HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                           -----------------------------
                                                                               2005              2004
                                                                           -----------       -----------
Cash flows from operating activities:
   Net loss .........................................................      $(1,312,986)      $(1,001,749)
                                                                           -----------       -----------

   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization ..................................            8,715             8,714
     Common stock, warrants and options issued for services .........           35,023            90,676
     Amortization of deferred compensation ..........................          456,906           134,826
     Interest income on shareholder loans ...........................           (1,793)                -
     Amortization of debt issuance costs ............................           17,389                 -
     Amortization of discount of notes payable ......................           15,960            75,520
     Amortization of license rights .................................           10,000                 -
     Loss on sale of investments ....................................                -             1,760
     Unrealized gain on investments .................................               (4)           (1,444)
     Allowance for doubtful accounts ................................           24,384           (35,345)
   Changes in assets and liabilities:
     Accounts receivable ............................................          (29,908)           83,124
     Inventories ....................................................          (62,710)           10,251
     Prepaid expenses ...............................................                -            (1,528)
     Other current assets ...........................................          (29,789)           (2,370)
     Accounts payable ...............................................           34,442           (14,378)
     Accrued expenses ...............................................           32,366           (33,195)
     Deferred revenue ...............................................           30,709             1,540
                                                                           -----------       -----------

       Total adjustments ............................................          541,690           318,151
                                                                           -----------       -----------

Net cash used in operating activities ...............................         (771,296)         (683,598)
                                                                           -----------       -----------

Cash flows from investing activities:
   Purchases of marketable securities ...............................                -              (542)
   Purchase of license rights .......................................         (150,000)                -
   Proceeds from sales of marketable securities .....................                -            63,329
                                                                           -----------       -----------

Net cash flows provided by (used in) investing activities ...........         (150,000)           62,787
                                                                           -----------       -----------

Cash flows from financing activities:
   Proceeds from convertible notes payable ..........................          669,500                 -
   Payment of debt issuance costs ...................................          (66,950)                -
   Payments on notes payable ........................................                -          (550,000)
   Net proceeds from sale of common stock ...........................                -         1,943,750
   Proceeds from margin loan ........................................              815                 -
   Proceeds from exercise of warrants ...............................          127,460                 -
                                                                           -----------       -----------

Net cash flows provided by financing activities .....................          730,825         1,393,750
                                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents ................         (190,471)          772,939

Cash and cash equivalents - beginning of year .......................          637,542            91,484
                                                                           -----------       -----------

Cash and cash equivalents - end of period ...........................      $   447,071       $   864,423
                                                                           ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest .......................................................      $         -       $    27,863
                                                                           ===========       ===========
     Income taxes ...................................................      $         -       $         -
                                                                           ===========       ===========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued for debt ...................................      $    14,700       $   175,000
                                                                           ===========       ===========
     Common stock issued for license rights .........................      $   150,000       $         -
                                                                           ===========       ===========

                             See notes to consolidated financial statements.
                                                   -5-

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

Accounts receivable
-------------------

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2005, the allowance for doubtful accounts was $71,822.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the nine months ended September 30, 2005 and 2004:

                                                     For the Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        2005            2004
                                                    -----------     -----------
Net loss as reported ...........................    $(1,312,986)    $(1,001,749)

  Add: total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effect        (388,501)        (84,062)
                                                    -----------     -----------

  Pro forma net loss ...........................    $(1,701,487)    $(1,085,811)
                                                    ===========     ===========

Basic loss per share:
   As reported .................................    $      (.04)    $      (.04)
                                                    ===========     ===========
   Pro forma ...................................    $      (.05)    $      (.04)
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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                            2005               2004
                                         -----------       -----------
         Dividend yield ..............   0%                  0%
         Expected volatility range ...   138%-144%           97%
         Risk-free interest rate .....   3.75%-4.00%         4.00%
         Expected holding periods ....   3-5 years           3 years

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 2 - INVENTORIES

At September 30, 2005 inventories consists of:

         Raw materials ................................      $ 110,961
         Finished goods ...............................         24,950
                                                             ---------
                                                               135,911

         Less: Reserve for slow moving inventory ......        (36,600)
                                                             ---------

                                                             $  99,311
                                                             =========

NOTE 3 - LICENSE RIGHTS

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

As consideration for the license grants by UT-Battelle, the Company:

      o Paid UT-Battelle an aggregate of $150,000 in cash, which amount has been paid and will be amortized over the estimated license life of 5 years;

      o Issued to UT-Battelle 833,333 shares of the Company's unregistered common stock (the "Shares"); provided, however, that in the event the Company fails to file a registration statement with the Securities and Exchange Commission to register the resale of the Shares on or before November 29, 2005, or the registration statement is not declared effective within 60 days of filing, and does not remain effective until UT-Battelle has disposed of all of its shares, the Company is obligated to pay UT-Battelle up to an additional $150,000, reduced in proportion to the number of shares theretofore sold by UT-Battelle;. The shares were issued at the fair values at the date of the issuance of $150,000 or $.18 per share and will be amortized over the estimated license life of 5 years.

      o agreed to pay to UT-Battelle a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments of $10,000 for 2006, $20,000 for 2007 and $25,000 for 2008 and
         thereafter;

      o agreed to pay to UT-Battelle, in the event the Company sublicenses the licensed patents, the greater of 50% of the Company's revenues from sublicensing and the minimum required royalties described above; and

      o Reimburse UT-Battelle for certain costs and expenses of securing patent protection for the licensed patented technology.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, AMORTIZATION OF LICENSE RIGHTS AMOUNTED TO $10,000.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - CONVERTIBLE NOTES PAYABLE

Through September 30, 2005, the Company offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consists of a promissory note in the principal amount of $50,000 (the "Notes") and a common stock purchase warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. The Notes have a term of 14 months, and provide for interest accrual on unpaid principal at the rate of 10% per year. Interest under the Notes is payable quarterly commencing on September 1, 2005. The Company received a waiver on the September 1, 2005 interest payment to be paid on November 15, 2005. The Notes are secured by a blanket security interest in all of the Company's assets. In connection with the offering, the placement agent with respect to the Units (the "Placement Agent"), or its designee, will act as the agent of each Note holder solely for the purpose of executing all security agreements, instruments, filings and notices relevant to the perfection, recording, release or termination of the security interests, the determination of events of default as defined in the Notes, and such other similarly related matters. The placement agent shall be entitled to a placement agent fee of 8% plus a 2% non-accountable expense allowance. Additionally, the Company agreed to grant warrants to purchase shares of common stock of the Company to the placement agent for its services with regard to the offering. The Company will grant to the placement agent warrants to purchase shares of the Company at an exercise price of $.16 per share expiring on July 1, 2010 at a rate of 1/2 warrant for every $1 of gross proceeds received by the Company in conjunction with this offering.

At the sole election of the Holder, any portion of the unpaid principal balance of these notes may be converted into shares of common stock of the Company at a conversion rate equal to $0.26 per common share. The Holder shall provide the Company written notice prior to such payment ("Holder Conversion Notice"). In the event of default of interest payment, which will be defined as non receipt of interest payment on the 10th day of the month following a missed payment of accrued quarterly interest, the interest rate will increase to 18% retroactive to the date of the last payment and remain at 18% for the duration of the Note. The Company agreed to file a registration statement within 45 days of the final closing date of the Offering. The Company shall use its good faith best efforts to ensure that such registration is declared effective within 90 days of the Final Closing Date. The Company agrees to respond to any SEC comments within 10 days. In the event that the Company does not respond to SEC comments within 10 days or once the Registration Statement is declared effective, it does not stay effective for 60 consecutive days, then the number of warrants shall be increased by two percent (2%) for each 30 day period following such 60 day period, as the case may be.

Through September 30, 2005, the Company sold an aggregate of $669,500 of the Units for net proceeds of $602,550 (net of placement fees of $66,950). In connection with these convertible debentures, warrants to purchase 669,500 common shares were issued to the holders at an exercise price per share of $0.16. The warrants are exercisable immediately and expire five years from date of grant through September 23, 2010. These warrants were treated as a discount on the convertible notes and were valued at $138,669 to be amortized over the note terms of 14 months. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.25%, volatility ranging from 138% to of 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company did not record any beneficial conversion since the conversion price was greater than the fair market value.

For the nine months ended September 30, 2005, the amount of amortization of imputed interest charged to interest expense was $15,960.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis. Through September 30, 2005, the Company paid placement fees of $53,560 and accrued $13,390 of placements fees due to Skyebanc which are included in accrued expenses on the accompanying consolidated balance sheet. Through September 30, 2005, the Company also granted warrants to purchase 334,750 shares of its common stock to Skyebanc for its services with regard to the offering at an exercise price of $.16 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost on the convertible notes and were valued at $69,335 to be amortized over the 14-month note terms. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.25%, volatility ranging from 138% to 145% and expected term of 5 years. At September 30, 2005, the placement fee was deemed to be a deferred debt offering cost on the accompanying balance sheet and is being amortized as a debt issuance cost over the debenture term of 14 months. For the nine months ended September 30, 2005, amortization of debt issuance costs amounted to $17,389.

The convertible notes payable consists of the following at September 30, 2005:

         Convertible notes payable ......................    $ 694,500

         Less: unamortized discount on note payable .....     (122,709)
                                                             ---------

         Convertible notes payable, net .................    $ 571,791
                                                             =========

NOTE 4 - SHAREHOLDERS' EQUITY

Common stock
------------

In January 2005, the Company issued 605,000 shares of common stock for exercise of warrants for net proceeds of $120,800.

On January 1, 2005, the Company entered into a consulting agreement with a third party for business development services for a six-month period. In connection with the consulting agreement, the Company issued 75,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.17 per share. For the nine months ended September 30 2005, in connection with these shares, the Company recorded non-cash compensation and consulting expense of $12,750.

In February 2005, the Company issued 70,000 shares of common stock for accrued rent of $14,700.

On March 15, 2005, the Company issued 1,000 common shares of its common stock for services rendered. The shares were issued at the fair values at the date of the issuance of $.19 per share. In connection with these shares, the Company recorded stock-based compensation of $190.

On June 15, 2005, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 62,500 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $11,250 or $.18 per share. For the nine months ended September 30 2005, in connection with these shares, the Company recorded non-cash consulting expense of $11,250.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

Common stock
------------

On July 6, 2005, the Company entered into a consulting agreement with a third party for legal and business services for a six-month period. In connection with the consulting agreement, the Company issued 225,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $42,750 or $.19 per share and will be amortized over the service period. For the nine months ended September 30 2005, in connection with these shares, the Company recorded legal fees of $21,375 and deferred compensation of $21,375 to be amortized over the remaining service period.

On August 1, 2005, in connection with a license agreement (see note 3), the Company issued 833,333 shares of common stock for certain patent licensing rights, as defined in the agreement. The shares were issued at the fair values at the date of the issuance of $150,000 or $.18 per share and will be amortized over the estimated license life of 5 years. For the nine months ended September 30 2005, in connection with these shares, the Company recorded license rights of $150,000 as asset on the accompanying consolidated balance sheet.

In September 2005, in connection with the exercise of 46,500 common stock warrants, the Company issued 46,500 shares of common stock for proceeds of $6,660.

On September 15, 2005, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 100,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $23,000 or $.23 per share. For the nine months ended September 30 2005, in connection with these shares, the Company recorded non-cash consulting expense of $1,917 and deferred compensation of $21,083 to be amortized over the remaining service period.

For the nine months ended September 30, 2005, the Company amortized stock-based compensation of $283,575 from the issuance of shares in 2004.

Stock option
------------

On May 13, 2005, the Company granted options to purchase 450,000 shares of common stock to employee and directors of the Company. The options are exercisable at $0.20 per share, which was greater than the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On September 2, 2005, the Company granted options to purchase 1,000,000 shares of common stock to employee and directors of the Company. The options are exercisable at $0.22 per share, which was greater than the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On September 28, 2005, the Company granted options to purchase 250,000 shares of common stock to various individuals serving on the Company's Science and Security Advisory board for a period of one year. The options are exercisable at $0.35 per share for a period of three years. These options were valued at $69,935 to be amortized over the 12-month terms, beginning October 1, 2005. The fair market value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 144% and expected term of 3 years.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

Stock options (continued)
-------------------------

On September 28, 2005, the Company granted options to purchase 400,000 shares of common stock to an employee of the Company. The options are exercisable as follows: 100,000 options at $.40 per share, 100,000 options at $.50 per share, 100,000 options at $.60 per share, and 100,000 options at $.70 per share. The exercise prices were greater than the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized for these options. Additionally, the Company granted options to purchase 100,000 shares of common stock to this employee with an exercise price of $.30 per share which was less than the fair market value of the common stock at the grant date. Accordingly, in connection with these options, the Company recorded stock-based compensation of $5,000 during the nine months ended September 30, 2005 under the intrinsic value method of APB 25.

Stock option activity for the nine months ended September 30, 2005 is summarized as follows:

                                              Number of    Weighted average
                                                shares      exercise price
                                              ---------    ----------------
    Outstanding at December 31, 2004 .....    2,085,000           0.35
        Granted ..........................    2,200,000           0.29
        Exercised ........................            -           0.00
        Cancelled ........................      (40,000)          0.39
                                              ---------         ------

    Outstanding at September 30, 2005 ....    4,245,000         $ 0.32
                                              =========         ======

The following table summarizes the Company's stock options outstanding at September 30, 2005:

                                Options outstanding and exercisable
                                ------------------------------------
                                              Weighted      Weighted
                                               average      average
            Range of                          remaining     exercise
         exercise price           Number        life         price
         --------------         ---------     ---------     --------
         $    0.50-0.69           575,000       1.85          0.64
         $    0.70-0.79           250,000       2.03          0.75
         $         0.27           500,000       1.64          0.27
         $    0.30-0.40           450,000       3.00          0.35
         $    0.18-0.19         1,020,000       3.73          0.19
         $    0.20-0.22         1,450,000       4.83          0.21
                                ---------

                                4,245,000
                                =========

Common Stock Warrants
---------------------

On February 21, 2005, the Company granted 200,000 warrants to consultants for services rendered. The warrants expire 3 years from the date of grant and are exercisable at $0.30 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.15 or $30,023 and recorded non-cash consulting expense.

On June 30, 2005, in connection with a private placement (See Note 3), the Company granted 150,000 purchase warrants to investors and granted warrants to purchase 75,000 shares of common stock, as compensation to the placement agent. The warrants are exercisable at $.16 per common share and expire in five years.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Warrants (continued)
---------------------------------

During the three months ended September 30, 2005, in connection with a private placement (See Note 3), the Company granted 519,500 purchase warrants to investors and granted warrants to purchase 259,750 shares of common stock, as compensation to the placement agent. The warrants are exercisable at $.16 per common share and expire in five years.

On September 19, 2005, the Company granted warrants to purchase 3,500,000 shares of common stock to a consultant for investor relation services for a period of one year. The warrants are exercisable at $0.19 per share for a period of three years. The warrants vest and become exercisable as follows: (i) 2,500,000 warrants vest and are immediately exercisable; and (ii) 1,000,000 warrants shall vest and become exercisable on the earlier of (a) the date the Company has received aggregate proceeds from the sale of debt or equity securities of not less than $500,000 after September 19, 2005 or (b) March 18, 2006. The warrants contain cashless exercise provisions and are subject to registration. These warrants were valued at $755,100 to be amortized over the 12-month term, beginning September 19, 2005. For the nine months ended September 30, 2005, the Company amortized $125,850 into stock-based consulting expense. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 144% and expected term of 3 years. Since 1,000,000 warrants are earned over the term of the agreement and the measurement date in not known, the Company has accounted for these under variable accounting pursuant to EITF 96-18. Accordingly, the Company will record at fair value the unearned warrants each period through the term of the agreement.

Stock warrant activity for the nine months ended September 30, 2005 is summarized as follows:

                                               Number of   Weighted average
                                                 shares     exercise price
                                              ----------   ----------------
    Outstanding at December 31, 2004 .....     9,682,590          0.87
        Granted ..........................     4,704,250          0.19
        Exercised ........................      (651,500)        (0.20)
                                              ----------        ------

    Outstanding at September 30, 2005 ....    13,735,340        $ 0.65
                                              ==========        ======

The following table summarizes the Company's stock warrants outstanding at September 30, 2005:

                                 Options outstanding and exercisable
                                ------------------------------------
                                              Weighted      Weighted
                                               average      average
            Range of                          remaining     exercise
         exercise price           Number        life         price
         --------------         ---------     ---------     --------
         $    0.50-0.55         2,926,300        3.40         0.52
         $    1.25-1.50         5,026,290        1.32         1.28
         $    0.30                200,000        2.39         0.30
         $    0.10-0.19         5,582,750        3.05         0.17
                               ----------

                               13,735,340
                               ==========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 5 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $10,540,041 and has cash used in operations of $771,296 for the nine months ended September 30, 2005. The Company's ability to continue as a going concern is dependent on achieving profitable operations and the possibility of raising additional equity and/or debt financing. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. During the nine months ended September 30, 2005, the Company raised net proceeds of $127,460 from the exercise of common stock warrants and $602,550 from convertible notes payable. Management believes that it has sufficient working capital funds through September 30, 2006. In the future, the Company may attempt to raise additional funds by way of a public or private offering. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - COMMITTMENTS

Consulting Agreement
--------------------

On August 1, 2005, the Company entered into a consulting agreement with a third party for business development and investor relations services for a six-month period continuing thereafter on a month-to-month basis unless and until terminated on 30-days written notice. In connection with the consulting agreement, the Company paid $10,000 and will pay $5,000 per month commencing October 1, 2005.

NOTE 7 - SUBSEQUENT EVENTS

On October 1, 2005, the Company granted options to purchase 200,000 shares of common stock to a consultant for business development services for a period of one year. The options are exercisable at $0.40 per share for a period of three years. These options were valued at $60,341 to be amortized over the 12-month terms, beginning October 1, 2005. The fair market value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 144% and expected term of 3 years.

On October 3, 2005, the Company issued 20,000 shares of common stock to a consultant for accounting services rendered. The Company valued these shares at the fair market value of $.30 per share on the date of grant or $6,000.

On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. The Participant will provide $150,000 within thirty (30) days after the effect day of the CRADA. The Participant will provide additional payments of $65,000 sixty (60) days after the effect day of the CRADA; $65,000 ninety (90) days after the effective day of the CRADA; $65,000 one-hundred twenty (120) days after the effective day of the CRADA; $65,000 one-hundred fifty (150) days after the effective day of the CRADA; $65,000 one-hundred eighty (180) days after the effective day of the CRADA; $65,000 two-hundred ten (210) days after the effective day of the CRADA and a final payment of $49,000 two-hundred forty
(240) days after the effective date of the CRADA. No work by Contractor will begin before the receipt of the cash advance. Failure by Participant to provide the necessary advance funding is cause for termination of the CRADA in accordance with the Termination article of this CRADA.

Failure by us to provide the necessary advance funding is cause for termination of the CRADA in accordance with the termination article of this CRADA. There are no assurances that such expenditures will develop products that we can market or upon terms and conditions which are acceptable to our client base.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital deficiencies and limited shareholders' equity at September 30, 2005. In recognition of such, our registered public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2004 that expressed substantial doubt regarding our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, we generated revenues of $93,042. The cost of goods sold was $17,592. This resulted in a gross profit of $75,450 and a gross profit percentage of 81% for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, we generated revenues of $112,766. The cost of goods sold was $24,168 resulting in a gross profit of $88,598 and a gross profit percentage of 78.56%. The decrease in revenues generated was $19,724 or a decrease of 17.5%. The decrease in revenues is mainly attributed to a decrease in marketing efforts due to cost-cutting measures. Currently, we lack working capital funds to spend on marketing and advertising programs. Also, we have dedicated man hours and resources to the acquisition and marketing of intellectual property during fiscal 2004 and during the nine months ended September 30, 2005, which has taken away from sales efforts of our existing product line. We believe the decrease is only temporary because we are further into the sales cycle for the intellectual property. In addition, we continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts. Our revenue breakdown is summarized below:

                                                     Nine Months Ended
                                                         September 30,
                                                     2005       2004
                                                    -------   --------
         Revenues:
           Sale of tangible products ............   $52,807    $71,377
           Consulting services and maintenance ..    40,235     41,389
                                                    -------   --------

              Total revenues ....................   $93,042   $112,766
                                                    =======   ========

At September 30, 2005, inventories were unusually high considering the level of sales for the nine months ended September 30, 2005. In the previous year, we purchased hardware in large quantities in the expectation of future business in order to receive volume discounts on the hardware. The sales have lagged behind the expectations of future business. However, all of the hardware that we carry in inventory is still utilized in our core products and we have no plans to redesign the core products to render the inventory obsolete. Additionally, during the three months ended September 30, 2005, we purchased raw materials to manufacture product to fulfill a purchase order as described below. We believe that increased sales efforts of our core products will normalize sales versus inventory levels as we order less inventory to support those sales, however due to the lack of sales and the slow movement of inventory, we recorded a reserve for slow-moving inventory of $36,600 in 2004.

We announced that on August 9, 2005, we received a purchase order from Federal Express Corporation to purchase 100 of our BC-300 Biometric Pilot Authentication Stations for deployment by Federal Express at select domestic operation facilities. The purchase order was issued in furtherance of our August 14, 2002 Purchase, License and Service Agreement with Federal Express Corporation.

The total purchase price for the 100 BC-300 Stations is $315,000. The purchase order provides for immediate delivery, and payment terms of 30 days. We expect to complete delivery of the Stations on or about December 30, 2005. We are also entitled to a $15,000, one-time license fee for the software included in the 100 BC-300 Stations. The Company plans to commence delivery on this contract during the week of November 14, 2005.

OPERATING EXPENSES

Depreciation and amortization remained constant for the nine months ended September 30, 2005 at $8,715 compared to the nine months ended September 30, 2004 of $8,714. We have not invested in any new property and equipment.

For the nine months ended September 30, 2005, research and development costs amounted to $177,102 as compared to $40,655 for the nine months ended September 30, 2004, an increase of $136,447 that consisted of an increase in allocated salaries of $78,000, the amortization of our acquired license rights of $10,000, and other fees paid to third parties for development of security products of approximately $50,000.

For the nine months ended September 30, 2005, general and administrative expenses were $1,163,554 as compared to $936,610 for the nine months ended September 30, 2004, an increase of $226,944 or 24.2% and included the following:

                                                   2005               2004
                                                ----------         ----------
         Salaries and related taxes .........   $  308,457         $  330,385
         Non-cash compensation and consulting      470,555            225,802
         Rent ...............................       32,023             32,293
         Professional fees ..................       83,299            105,259
         Other general and administrative ...      269,210            243,171
                                                ----------         ----------

              Total ..........................  $1,163,544         $  936,610
                                                ==========         ==========

For the nine months ended September 30, 2005, salaries and related taxes decreased to $308,457 as compared to $330,385 for the nine months ended September 30, 2004, a decrease of $21,928 or 6.6%. The decrease was attributable to the allocation of $117,000 of salaries to research and development for the nine months ended September 30, 2005 as compared to $39,000 for the nine months ended September 30, 2004. This decrease was offset by increases in executive salaries and office salaries.

For the nine months ended September 30, 2005, non-cash compensation and consulting expense increased to $470,555 as compared to $225,802 for the nine months ended September 30, 2004. The increase is related to the grant of common stock options and warrants for services during the nine months ended September 30, 2005 as well as the amortization of deferred compensation for shares previously issued.

For the nine months ended September 30, 2005, professional fees decreased to $83,299 as compared to $105,259 for the nine months ended September 30, 2004. The decrease is primarily related to professional fees incurred due to the filing of our registration statement on form SB-2. For the nine months ended September 30, 2005, we incurred legal expense of $21,375 from the issuance of common shares for legal services rendered.

For the nine months ended September 30, 2005, other general and administrative expenses increased to $269,210 as compared to $243,171 for the nine months ended September 30, 2004, an increase of $26,039 or 10.7%. The increase is primarily related to an increase in consulting expense resulting from a $15,000 payment for our option to purchase a keyless operation of motor vehicle patent, increases in investor relation fees of approximately $23,000 and the recording of bad debt expense of $24,384. These increases were offset by a decrease in general overall operating expenses.

OTHER INCOME (EXPENSES)

Interest expense decreased to $30,223 for the nine months ended September 30, 2005 as compared to interest expense net of $104,052 for the nine months ended September 30, 2004. This decrease is attributable to interest accrued in 2004 related to our outstanding debt, which has been repaid. We recently borrowed funds under promissory notes and we expect interest expense to increase.

For the nine months ended September 30, 2005, we recorded amortization of debt issuance costs of $17,389 related to fees paid in connection with our convertible notes payable compared to $0 for the nine months ended September 30, 2004.

Interest income for the nine months ended September 30, 2005 was $8,543 compared to $0 for the nine months ended September 30, 2004. The increase is due to an increase in interest-bearing deposits and interest income accrued on loans from shareholders of $1,793.

For the nine months ended September 30, 2005, we recorded a loss from the sale of marketable securities of $0 as compared to a loss of $1,760 for the nine months ended September 30, 2004.Additionally, for the nine months ended September 30, 2005, we recorded an unrealized gain on securities held of $4 as compared to an unrealized gain of $1,444 for the nine months ended September 30, 2004.

OVERALL

We reported a net loss for the nine months ended September 30, 2005 of $1,312,986 compared to a net loss for the nine months ended September 30, 2004 of $1,001,749. This translates to an overall per-share loss of ($.04) for the nine months ended September 30, 2005 compared to per-share loss of ($.04) for the nine months ended September 30, 2004.

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

During the nine months ended September 30, 2005, we received proceeds of $127,460 from the exercise of warrants.

On June 30, 2005, we offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consists of a Promissory Note in the principal amount of $50,000 (the "Notes") and a Common Stock Purchase Warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. Through September 30, 2005, we sold 13.4 units for $50,000 per unit. As of September 30, 2005, the Company received net proceeds in the amount of $602,550 in connection with the private placement and has granted 669,500 in purchase warrants. In connection with this transaction, the Company issued warrants to purchase 334,750 shares of common stock, as compensation to the placement agent.

In September 2005, we paid $150,000 for exclusive patent licensing rights.

On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. The Participant will provide $150,000 within thirty (30) days after the effect day of the CRADA. The Participant will provide additional payments of $65,000 sixty (60) days after the effect day of the CRADA; $65,000 ninety (90) days after the effective day of the CRADA; $65,000 one-hundred twenty (120) days after the effective day of the CRADA; $65,000 one-hundred fifty (150) days after the effective day of the CRADA; $65,000 one-hundred eighty (180) days after the effective day of the CRADA; $65,000 two-hundred ten (210) days after the effective day of the CRADA and a final payment of $49,000 two-hundred forty
(240) days after the effective date of the CRADA. No work by Contractor will begin before the receipt of the cash advance. Failure by Participant to provide the necessary advance funding is cause for termination of the CRADA in accordance with the Termination article of this CRADA.

Failure by us to provide the necessary advance funding is cause for termination of the CRADA in accordance with the termination article of this CRADA. There are no assurances that such expenditures will develop products that we can market or upon terms and conditions which are acceptable to our client base.

Cash used in operations for the nine months ended September 30, 2005 was $771,296 attributable primarily to the net loss of $1,312,986, an increase in accounts receivable of $29,908, an increase in inventories of $62,710, and an increase in other current assets of $29,789 offset by non-cash compensation of $491,929, depreciation and amortization of $8,715, and other non-cash items and changes in asset and liability accounts of $158,453. Cash used in operations for the nine months ended September 30, 2004, was $683,598 attributable to a net loss of $1,001,749 offset by non-cash compensation of $225,502, depreciation and amortization of $8,714, amortization of discount on notes payable of $75,520, and other non-cash items and change in asset and liability accounts of $8,415.

For the nine months ended September 30, 2005, net cash used in investing activities was $150,000 attributable to the acquisition of patent license rights. For the nine months ended September 30, 2004, net cash provided by investing activities was $62,787 and consisted of net proceeds from the sale of marketable securities of $63,329 offset by funds used for the purchase of marketable securities of $542.

For the nine months ended September 30, 2005, net cash provided by financing activities was $730,825 and consisted of proceeds from the exercise of common stock warrants of $127,460, an increase in margin loans of $815, and the receipt of proceeds from notes payable of $669,500 offset by the payment of placement fees of $66,950. For the nine months ended September 30, 2004, net cash provided by financing activities was $1,393,750 and consisted of net proceeds from the sale of stock of $1,943,750 offset by the repayment of loans of $550,000.

As a result of the above, total cash decreased by $190,471 during nine months ended September 30, 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective.

There was no change in our internal controls over financial reporting during the reporting period (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

         On August 1, 2005, in connection with a license agreement (see note 6), we issued 833,333 shares of common stock for certain patent licensing rights, as defined in the agreement.

         On September 15, 2005, we entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 100,000 common shares of its common stock for services rendered and to be rendered in the future.

         In as much as all of these transactions involve the issuance of securities to accredited and sophisticated purchasers who acquired these securities for investment purposes and had access to applicable information concerning the Company, these transactions were exempt from regisitration pursuant to Section 4(2) of the Securities Act of 1933.

         During the three months ended September 30, 2005, in connection with a private placement (See Note 3), the Company granted 519,500 purchase warrants to investors and granted warrants to purchase 259,750 shares of common stock, as compensation to the placement agent. The warrants are exercisable at $.16 per common share and expire in five years.

         On September 19, 2005, the Company granted warrants to purchase 3,500,000 shares of common stock to a consultant for investor relation services for a period of one year. The warrants are exercisable at $0.19 per share for a period of three years. The warrants vest and become exercisable as follows: (i) 2,500,000 warrants vest and are immediately exercisable; and (ii) 1,000,000 warrants shall vest and become exercisable on the earlier of (a) the date the Company has received aggregate proceeds from the sale of debt or equity securities of not less than $500,000 after September 19, 2005 or (b) March 18, 2006.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY


Date:    November 14, 2005              By: /S/ Dore Scott Perler
                                        -------------------------
                                        Dore Scott Perler
                                        Chief Executive Officer,
                                        President and Director
                                        (Principal Executive Officer)

Date:    November 14, 2005              By: /S/ Andrew Goldrich
                                        -----------------------
                                        Andrew Goldrich
                                        Chief Financial Officer,
                                        Vice President and Director
                                        (Principal Accounting Officer)