Form 10QSB/A
period 2005-09-30
SENSE HOLDINGS INC
filed 2005-11-15
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

We are amending this Form 10-QSB for the quarterly period ended September 30, 2005 to file certain exhibits that were inadvertently omitted from the initial filing.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

          4.1 Trilogy Capital Partners, Inc. Warrant Agreement dated August 29, 2005

         10.1 Cooperative Research and Development Agreement (CRADA) between UT-Battelle, LLC and Sense Holdings Incorporated

         10.2 Trilogy Capital Partners, Inc. Letter of Engagement dated September 19, 2005

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY


Date:    November 15, 2005              By: /S/ Dore Scott Perler
                                        -------------------------
                                        Dore Scott Perler
                                        Chief Executive Officer,
                                        President and Director
                                        (Principal Executive Officer)

Date:    November 15, 2005              By: /S/ Andrew Goldrich
                                        -----------------------
                                        Andrew Goldrich
                                        Chief Financial Officer,
                                        Vice President and Director
                                        (Principal Accounting Officer)