Form 10KSB
period 2005-12-31
SENSE HOLDINGS INC
filed 2006-04-14
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number: 333-87293

                              SENSE HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      Florida                           82-0326560
                      -------                           ----------
         (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

              4503 N.W. 103rd Avenue
                 Sunrise, Florida                          33351
     ----------------------------------------           ----------
     (Address of Principal Executive Offices)           (Zip Code)

Issuer's Telephone Number: (954) 726-1422

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes|_| No|X|

     The issuer's revenues for the fiscal year ended December 31, 2005 was $501,078.

     The aggregate market value of the issuer's common equity held by non-affiliates, as of April 10, 2006 was $13,655,771.

     As of April 10, 2006, there were 47,950,768 shares of the issuer's common equity outstanding.

     Documents incorporated by reference: Form 10-KSB for the period ended December 31, 2004

     Transitional Small Business Disclosure Format (Check one): Yes|_|  No|X|

                                Table of Contents
                                                                            Page
                                                                            ----
PART I

     Item 1.   Description of Business......................................   1

     Item 2.   Description of Property......................................  17

     Item 3.   Legal Proceedings............................................  17

     Item 4.   Submission of Matters to a Vote of Security Holders..........  17


PART II

     Item 5.   Market for Common Equity, Related Stockholder Matters and
               Purchases of Equity Securities...............................  17

     Item 6.   Management's Discussion and Analysis or Plan of Operation....  18

     Item 7.   Financial Statements.........................................  26

     Item 8.   Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.....................................  27

     Item 8A.  Controls and Procedures......................................  27

     Item 8B.  Other Information............................................  27


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............  27

     Item 10.  Executive Compensation.......................................  31

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters...................  35

     Item 12.  Certain Relationships and Related Transactions...............  36

     Item 13.  Exhibits.....................................................  36

     Item 14.  Principal Accountant Fees and Services.......................  38

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

We also own, license or have optioned for purchase the following additional security-related technologies:

      o Micro Electro Mechanical Sensors, or MEMS, technology for use in the field of explosive detection. We believe that this technology will enable us to develop products for governmental use, as well as for security-related applications including airport security. No products have yet been developed incorporating these technologies, however we plan on funding final development stage at Oak Ridge National Laboratories during the second quarter of 2006 and we are targeting a completion date of September, 2006 to launch products to the marketplace.

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

There are many alternatives in the biometric industry that include, but are not limited to, fingerprint recognition, facial recognition, voice recognition and palm recognition, iris scanning and retinal scanning. Many providers have used the different methods in different applications. To date, applications include time and attendance, access control, crowd scanning and computer access. The industry is in its infancy regarding applications however the technology regarding biometric detection is a rapidly maturing science. Presently, there are many companies entering the biometric detection and application industry while many other companies have failed at trying to create a marketable product. There are few companies that have been in the industry for multiple years and continue to use their experience to market biometric detection devices and applications.

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

Most of the hardware components for our biometric systems are off-the shelf, and we are not dependent on any one vendor for these components. However, certain hardware components have been designed by our in-house engineering staff or designed to our specifications as works for hire by independent contractors. We have entered into an agreement with Test Systems Engineering, under which Test Systems Engineering has designed, engineered and configured some of our hardware components for CheckPrint(R) T/A and CheckPrint(R) A/C systems. They are a valuable resource for many engineering tasks and have a state of the art design and manufacturing facility. All product testing and assembly is performed "in-house" in order to maintain quality control. Our agreement with Test Systems Engineering terminated on December 31, 2005, and may be automatically renewed for consecutive one-year terms. For its services, Test Systems Engineering receives a fee payable at the rate of $75 per hour. We are not dependent on Test Systems Engineering for its services.

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

ACQUISITION OF MICRO SENSOR TECHNOLOGIES, INC. AND THE MEMS TECHNOLOGY AND PATENT RIGHTS WITH UT-BATTELLE LLC

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

The exclusive license from UT-Battelle did not include explosive detection for security applications, including airport security. UT-Battelle acquired the licensed rights under a contract with the United States Department of Energy, pursuant to which the technology was developed at the Oak Ridge National Laboratory in Oak Ridge, Tennessee.

Effective August 1, 2005, we entered into an Exclusive Patent License Agreement with UT-Battelle, LLC. The License Agreement supersedes and replaces an agreement dated March 26, 2001. Under the August 1, 2005 license agreement, we license certain patent rights relating to the detection of unexploded ordnance and chemical vapor detetion for security applications. Under the License Agreement, UT-Battelle has granted us the exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products incorporating the licensed patents, relating to (a)chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices. We have also been granted for a 24-month period from the effective date of the agreement a right of first refusal to negotiate a patent license agreement with UT-Battelle for its proprietary technology relating to the detection of biological warfare agents in security applications, such as anthrax, cholera, ebola, plague, ricin, smallpox and tularemia.

Oak Ridge National Laboratory continues its research and development efforts toward a commercially viable Micro Sensor to be incorporated into our product line of sensors. We are engineering systems and hardware to incorporate the sensor, as envisioned, into handheld explosive detection devices. Dr. Bruce Warmack serves as our liaison at Oakridge National Laboratory.

As consideration for the license grants by UT-Battelle, we have:

      o  Paid UT-Battelle an aggregate of $150,000 in cash proceeds;

      o Issued to UT-Battelle 833,333 shares of our unregistered common stock (the "Shares");

      o Agreed to pay to UT-Battelle a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments of $10,000 for 2006, $20,000 for 2007 and $25,000 for 2008 and
         thereafter;

      o Agreed to pay to UT-Battelle, in the event we sublicenses the licensed patents, the greater of 50% of the Company's revenues from sublicensing and the minimum required royalties described above; and Reimburse UT-Battelle for certain costs and expenses of securing patent protection for the licensed patented technology.

On January 1, 2006, we entered into a stock exchange agreement with UT-Battelle. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued by us (see note 5) for $150,000 in cash. The returned shares were cancelled upon receipt.

RESEARCH AND DEVELOPMENT COSTS

From the inception of our current activities in July 1998 through December 31, 2005, we have spent approximately $1,800,000 on research and development activities. For the years ended December 31, 2005 and 2004, research and development, consisting mainly of salaries and research and development fees associated with a Cooperative Research and Development Agreement, amounted to $314,233 and $163,492, respectively.

Cooperative Research and Development Agreement
----------------------------------------------

On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") with UT-Battelle, LLC under its U.S. Department of Energy Contract No. DE-AC05-00OR22725. The CRADA is for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. We have agreed to provide $150,000 within thirty
(30) days after the effect day of the CRADA. We will provide additional payments of $65,000 sixty (60) days after the effect day or the CRADA; $65,000 ninety
(90) days after the effective day of the CRADA; $65,000 120 days after the effective day of the CRADA; $65,000 180 days after the effective day of the CRADA; $65,000 210 days after the effective day of the CRADA and a final payment of $49,000 240 days after the effective date of the CRADA. Failure by us to provide the necessary advance funding is cause for termination of the CRADA in accordance with the termination article of this CRADA. There are no assurances that such expenditures will develop products that we can market or upon terms and conditions which are acceptable to our client base.

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

DEPENDENCE ON A FEW MAJOR CUSTOMERS

Significant portions of our sales to date have been, and will continue to be, made through a small number of significant customers. Approximately 83% of the sales during the year ended December 31, 2005, were derived from one customer, Federal Express. This customer accounted for 93% of the outstanding accounts receivable at December 31, 2005. For the year ended December 31, 2004, 72% or our revenues were derived from three customers; American Airlines, Federal Express, and Pearson Education. Specifically, American Airlines accounted for 35.6%, Federal Express accounted for 20.8%, and Pearson Education accounted for 15.4%. Any disruption in our relationships with one or more of these customers, or any significant variance in the magnitude or the timing of orders from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

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

Please see above Sections titled: ACQUISITION OF MICRO SENSOR TECHNOLOGIES, INC. AND THE MEMS TECHNOLOGY for information regarding licensed and optioned patent rights.

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

Competition in time and attendance services exists from various software developers and product manufacturers, the largest of which is Kronos, a publicly traded company (NASDAQ National Market System: KRON) providing software applications based on a swipe card identifier. Other competitors in time and attendance application development include Simplex, Stromberg, TimeAmerica, Time Systems and ADP. Principal competition in fingerprint biometrics includes Identix, Crossmatch, Secugen Fujitsu, and Cogent Systems. Other biometric technology providers include Recognition Systems (hand geometry), LG Electronics (LG Iris) (iris identification) and Visage ( Facial recognition ). Many of our competitors have a substantially longer operating history than we do and have substantially greater financial and other resources than we do. While we believe that our ability to offer a total package of time and attendance and access control software and innovative hardware gives us a competitive marketing advantage, unless we are able to penetrate the marketplace and gain name recognition for our products and technology, we may be unable to compete effectively.

We have initiated due diligence to begin development of our handheld MEMS multi-substance detector. We plan to develop a handheld detector with the capabilities of detecting explosives, chemical and biological substances and narcotics. We will work in conjunction with Oak Ridge National Laboratory utilizing our on-staff expertise. We will face competition in this sector of business from industry participants such as GE Interlogix, OSI Rapiscan, Scientex, Isonics to name a few, along with other methods of detection such as K-9 units. We feel price and performance will guide this product as the industry leader in this sector.

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

We have not deployed technology in the explosive detection arena as the products are still under development and do not have an ability to describe our competitive advantages or disadvantages at this time.

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

RISKS RELATED TO OUR BUSINESS

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A "GOING CONCERN," WE HAVE EXPERIENCED HISTORICAL LOSSES WE MAY HAVE TO CEASE OPERATIONS IF WE DO NOT GENERATE MEANINGFUL REVENUE AND ACHIEVE PROFITABILITY AND INVESTORS MAY LOSE THEIR INVESTMENT. We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. For the fiscal years ended December 31, 2005 and 2004, we experienced net losses of ($1,832,795) and ($1,499,284), respectively. At December 31, 2005, we had an accumulated deficit of ($11,059,850). Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, for which we may not have offsetting revenues or available capital. As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

Our current significant working capital deficit at December 31, 2005, among other factors, resulted in our independent certified public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 to express substantial doubt as to our ability to continue as a going concern. We remain in need of substantial additional investment capital to fund our longer-term operating needs, including the servicing of our remaining debt obligations and the conducting of those marketing activities we believe necessary to achieve meaningful sales growth.

OUR BUSINESS IS CAPITAL INTENSIVE AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE, AS SUCH, ESPECIALLY IN LIGHT OF OUR HISTORICAL LOSSES, WE MAY HAVE TO CEASE OPERATIONS AND INVESTORS MAY LOSE THEIR INVESTMENT. Our operations are capital intensive and our growth and ongoing operations will consume a substantial portion of our available working capital. We have engaged in numerous financing activities over the past few years but have been unable to utilize the funds raised to achieve positive financial results. Furthermore, we will require additional capital in order to fund our operations and research projects, and we do not have any commitments for additional financing. Additional funding, if required, may not be available, or if available, may not be available upon favorable terms. Insufficient funds will prevent, or delay, us from implementing our business strategy. Due to our small revenue base, low level of working capital and the inability to conclude development agreements with major manufacturing companies, we have been unable aggressively pursue our product development strategy to date. We will require significant additional financing and/or a strategic alliance with a well-funded development partner to undertake our business plan. Failure to receive additional funding or enter into a strategic alliance could limit our growth, limit our likelihood of profitability and worsen our financial condition and may correspondingly decrease the market price of our common stock, or may cause us to cease operations all together.

OUR CONTINUED SALE OF EQUITY SECURITIES WILL DILUTE EXISTING SHAREHOLDERS AND MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK. Given our limited revenues and prospect for revenues for the 2006 fiscal year, we will require additional financing which will require the issuance of additional equity securities. We expect to continue our efforts to acquire further financing in the future to fund additional marketing efforts, product development expenses, programming and administrative expenses, which will result in future dilution to existing outstanding shareholders.

BECAUSE WE ARE DEPENDENT UPON A FEW MAJOR CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR CURRENT SALES, THE LOSS OF ANY ONE OF THEM WOULD REDUCE OUR REVENUES, LIQUIDITY AND HINDER OUR ABILITY TO BECOME PROFITABLE, AS SUCH, WE MAY HAVE TO CEASE OPERATIONS AND INVESTORS MAY LOSE THEIR INVESTMENT. Significant portions of our sales to date have been, and will continue to be, made through a small number of significant customers. Specifically, one customer, Federal Express, accounted for approximately eighty-three percent (83%) of our revenues for the fiscal year ended December 31, 2005. This same customer accounts for 93% of the accounts receivable at year ending December 31, 2005. Approximately 72% of our sales for the year ended December 31, 2004, were derived from three customers, American Airlines, Federal Express, and Pearson Education. Any disruption in our relationships with one or more of these customers, or any significant variance in the magnitude or the timing of orders from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

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

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

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

WE WILL BE REQUIRED TO PAY MINIMUM ANNUAL ROYALTIES FOR LICENSED INTELLECTUAL PROPERTY EVEN IF WE ARE UNABLE TO GENERATE REVENUES FROM OUR USE OF THE INTELLECTUAL PROPERTY, WHICH COULD ADD EXPENSE AND DELAY OPERATIONS. Effective August 1, 2005, we entered into an Exclusive Patent License Agreement with UT-Battelle, LLC. The License Agreement supersedes and replaces an agreement dated March 26, 2001. Under the August 1, 2005 license agreement, we license certain patent rights relating to the detection of unexploded ordnance and chemical vapor detetion for security applications. Under the License Agreement, UT-Battelle has granted us the exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products incorporating the licensed patents, relating to (a)chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, grenades, rockets and other unexploded devices. We have also been granted for a 24-month period from the effective date of the agreement a right of first refusal to negotiate a patent license agreement with UT-Battelle for its proprietary technology relating to the detection of biological warfare agents in security applications, such as anthrax, cholera, ebola, plague, ricin, smallpox and tularemia.

As consideration for the license grants by UT-Battelle, we have:

         o  Paid UT-Battelle an aggregate of $150,000 in cash proceeds;

         o Issued to UT-Battelle 833,333 shares of our unregistered common stock (the "Shares");

         o Agreed to pay to UT-Battelle a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments of $10,000 for 2006, $20,000 for 2007 and $25,000 for 2008 and thereafter;

         o Agreed to pay to UT-Battelle, in the event we sublicenses the licensed patents, the greater of 50% of the Company's revenues from sublicensing and the minimum required royalties described above; and

         o Reimburse UT-Battelle for certain costs and expenses of securing patent protection for the licensed patented technology.

On January 1, 2006, we entered into a stock exchange agreement with UT-Battelle. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued by us for $150,000 in cash. We cancelled the returned shares.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

WE FACE SEVERE COMPETITION FROM TIME AND ATTENDANCE PROVIDERS, SECURITY COMPANIES, IN GENERAL, BIOMETRIC SECURITY DEVICE PROVIDERS, EXPLOSIVE DETECTION COMPANIES, MANY OF WHOM HAVE GREATER RESOURCES THAN WE DO, WHICH COULD CAUSE US TO LOSE SALES ADD EXPENSE AND DELAY OUR OPERATIONS. We may be unable to effectively compete in the marketplaces in which we operate. We engage in providing time and attendance resources to employers in several sectors of the marketplace. We also provide building access control security devices, and we are developing technologies for explosive detection.

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

OTHER TYPES OF BIOMETRIC SECURITY DEVICES ARE BEING DEVELOPED AND MARKETED, AND WE ARE UNCERTAIN IF FINGERPRINT BIOMETRIC SECURITY DEVICES WILL BE ACCEPTED IN THE MARKETPLACE, WHICH COULD CAUSE US TO LOSE SALES ADD EXPENSE AND DELAY OUR OPERATIONS. Our developed products incorporate fingerprint biometrics as the basis for authenticating a person's identity. Other forms of biometric identification, including iris scanning, voice patterns and signature verification, are being marketed, developed and tested, both by us and others. We have integrated several other forms of biometrics into our products on a proto-type basis, but the fingerprint remains our standard offering. Our future results will be dependent on our ability to successfully market our biometric systems and support services to end-users, distributors and resellers. Successful marketing will depend upon the acceptance of fingerprint biometrics as a preferred form of identification. We have not commissioned a formal market or research study to determine whether fingerprint identification is preferred to other forms of biometric identification or whether sufficient demand for our products and services exists to enable us to sustain operations, expand or achieve profitability. A lack of demand for fingerprint biometric systems could reduce our revenues attributable almost exclusively to sales of systems incorporating a fingerprint biometric, and may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

OUR PRODUCTS RELY ON FINGERPRINT BIOMETRICS AND THE LACK OF TECHNOLOGICAL DIVERSIFICATION IN OUR PRODUCTS COULD CAUSE OUR RESULTS TO SUFFER, WHICH COULD CAUSE US TO LOSE SALES ADD EXPENSE AND DELAY OUR OPERATIONS. Almost all of our products and systems incorporate fingerprint biometric technology. Our future results may depend on the continued reliability and acceptance of Biometrics as a method of identity verification. As a result, in the event of unforeseen adverse events in the development, enhancement, reliability, marketing or acceptance of fingerprint biometrics, we will be unable to temper its effects by relying upon sales of other products. In addition, we do not currently know when products under development incorporating other biometrics, explosive detection technology will generate revenues, or whether they can be successfully marketed. In light of our lack of product diversification unforeseen events related to our narrow product offering may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

RISK RELATED TO OUR SECURITIES AND CAPITAL STRUCTURE

TRADING IN OUR COMMON STOCK DURING 2005 WAS LIMITED, SO OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT AT PREVAILING PRICES. Shares of the common stock are traded on the OTCBB. Approximately 350,000 shares were traded on an average daily trading basis during 2005. If limited trading in the common stock continues, it may be difficult for our shareholders to sell in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock at any time could depress the price of our common stock to a greater degree than a company that typically has higher volume of trading of securities.

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

ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK. We are authorized to issue 100,000,000 shares of common stock. As of the date of this annual report, there were 47,950,768 shares of common stock issued and outstanding. We have also reserved a total of 18,908,180 shares for future issuance consisting of 4,445,000 shares issuable upon the exercise of options that have been granted, approximately 1,002,840 shares available for issuance under our stock option plans and 13,460,340 shares issuable upon exercise of warrants that have been granted. The options and warrants are exercisable at prices ranging from $.10 to $1.50 per share. To the extent stock is issued upon the exercise of options or warrants, our existing shareholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, the issuance of our shares upon their exercise will result in additional dilution.

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE FOR OUR COMMON STOCK AND COULD CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT.

As of the date of this annual report, there are 47,950,768 shares of common stock issued and outstanding.

Of the currently issued and outstanding shares, 33,252,858 shares of our common stock (of which 2,781,530 shares are owned by our officers, directors and principal shareholders) have been registered for resale or will have been held for in excess of one year and are currently available for public resale pursuant to Rule 144 promulgated under the Securities Act ("Rule 144"). The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least two years by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation. Sales of our common stock under Rule 144 or pursuant to such registration statement may have a depressive effect on the market price for our common stock.

IT IS NOT POSSIBLE TO FORESEE ALL RISKS WHICH MAY AFFECT US. MOREOVER, WE CANNOT PREDICT WHETHER WE WILL SUCCESSFULLY EFFECTUATE OUR CURRENT BUSINESS PLAN. EACH PROSPECTIVE PURCHASER IS ENCOURAGED TO CAREFULLY ANALYZE THE RISKS AND MERITS OF AN INVESTMENT IN THE SHARES AND SHOULD TAKE INTO CONSIDERATION WHEN MAKING SUCH ANALYSIS, AMONG OTHERS, THE RISK FACTORS DISCUSSED ABOVE.


ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate offices to approximately 7,000 square feet of office space in Sunrise, Florida. The lease is with an unaffiliated party. Our monthly lease payment is $4,664. Our lease expired in March 2005. We are currently on a month-to-month leasing arrangement with our landlord. Our relationship with our landlord is good and we are currently negotiating a new lease. These facilities are suitable and adequate for our current needs and allow for anticipated expansion during the term of the lease. We currently maintain commercial general liability and property insurance coverage with policy limits of $1,000,000 and $125,000, respectively. We may increase this coverage to the extent business growth dictates.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates, a party adverse to us in any legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to our shareholders during the fourth quarter in the year ending December 31, 2005.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol SEHO (previously CTSMD). Prior to February 28, 2000, our shares were listed on the National Quotation Bureau's Pink Sheets. There is currently a limited trading market for our shares and we do not know whether an active market will develop. The quarterly reported high and low bid prices for the common stock are shown below for the period two fiscal years ended December 31, 2005. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market for such securities currently exists and, in fact at the present time, such a market does not exist.

         Period                                    High                Low
         ------                                    -----              -----
         First Quarter ended 3/31/04               $0.42              $0.22
         Second Quarter ended 6/30/04              $0.59              $0.21
         Third Quarter ended 9/30/04               $0.25              $0.13
         Fourth Quarter ended 12/31/04             $0.36              $0.14

         First Quarter ended 3/31/05               $0.35              $0.17
         Second Quarter ended 6/30/05              $0.21              $0.15
         Third Quarter ended 9/30/05               $0.38              $0.17
         Fourth Quarter ended 12/31/05             $0.37              $0.24

On April 7, 2006, the last sale price of our common stock as reported on the OTCBB was $0.32.

As of April 7, 2006, our common stock is owned of record by approximately 1,000 holders. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

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

Recent Sales of Unregistered Securities

On October 1, 2005, we issued 40,000 shares of our common stock for business development services rendered.

On October 22, 2005, the Company issued 45,000 shares of its common stock for business development services rendered.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Sense Holdings, Inc. for the year ended December 31, 2005 and notes thereto contained in this Report on Form 10-KSB of Sense Holdings, Inc.

OVERVIEW

We design, develop, manufacture and sell fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We also own, license or have optioned for purchase the additional security-related technologies.

Our current base of customers primarily consists of one large enterprise level client and numerous smaller companies. To date, our ability to conduct significant marketing activities that we deem critical to building broad market awareness of, and demand for, our systems have been severely limited due to financial constraints. The financial constraints were brought on in part by the cash required to be spent in research and development. However, we have been successful in limiting further research and development expenses and have sought to market and refine our existing systems. We continue to seek funds to enable us to begin to move forward with such marketing without the burden of past research and development expenditures.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to have significant working capital and limited shareholders' equity at December 31, 2005. In recognition of such, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

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

We have realized, and expect to continue to realize, a substantial gross margin averaging approximately 62% in 2005 on our product sales and higher gross margins on service related revenues. With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUES

For the year ended December 31, 2005, we generated revenues of $501,078. The cost of goods sold was $167,577. This resulted in a gross profit of $333,501 and a gross profit percentage of 67% for the year ended December 31, 2005. For the year ended December 31, 2004, we generated revenues of $139,321. The cost of goods sold was $55,581, which included a $36,600 reserve expense for slow-moving inventory. This resulted in a gross profit of $83,740 and a gross profit percentage of 60%. The increase in revenues generated was $361,757 or 260%. The increase in revenues is mainly attributed to the sale of 100 of our BC-300 Biometric Pilot Authentication Stations for deployment by Federal Express at select domestic operation facilities amounting to $386,700 in the fourth quarter of 2005, and an increase in service revenues and maintenance revenues offset by decreased sales of our product to other customers. Currently, we lack working capital funds to spend on marketing and advertising programs. Also, we have dedicated man hours and resources to the acquisition and development of intellectual property during fiscal 2005 and 2004, which has taken away from sales efforts of our existing product line. We continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts. Our revenue breakdown is summarized below:

                                                     Year Ended
                                                    December 31,
                                                 ------------------
                                                   2005      2004
                                                 -------   --------
         Revenues:
           Sale of tangible products .........  $440,042    $82,097
           Service and maintenance ...........    61,036     57,224
                                                 -------   --------

              Total revenues .................  $501,078   $139,321
                                                --------   --------

OPERATING EXPENSES

For the year ended December 31, 2005, research and development costs amounted to $314,233 as compared to $163,492 for the year ended December 31, 2004, an increase of $150,741 or 92% that consisted of an increase in the amortization of our acquired license rights of $10,000, and other fees paid to third parties for development of security products of approximately $148,000 in 2005.

For the year ended December 31, 2005, compensation and related taxes increased to $435,148 as compared to $350,990 for the year ended December 31, 2004, an increase of $84,158 or 24%. The increase was attributable to an increase in executive and office salaries in 2005, the granting of stock options to an employee which was valued using the intrinsic method of accounting of $5,000, offset by the allocation of $156,000 of salaries to research and development for the year ended December 31, 2005 as compared to $78,000 for the year ended December 31, 2004.

For the year ended December 31, 2005, consulting expenses amounted to $718,653 as compared to $330,025 for the year ended December 31, 2004, an increase of $388,628 or 118%. The increase is related to the grant of common stock for business development and investor relations services in 2005 as well as the amortization of deferred compensation for shares previously issued.

For the year ended December 31, 2005, other selling, general and administrative expenses were $583,544 as compared to $634,977 for the year ended December 31, 2004, a decrease of $51,433 or 8% and included the following:

                                                   2005          2004
                                                 --------      --------
         Rent .............................      $ 53,055      $ 56,546
         Professional fees ................       123,365       152,218
         Bad debt .........................        26,226        86,357
         Other operating expenses .........       380,898       339,856
                                                 --------      --------

              Total .......................      $583,544      $634,977
                                                 ========      ========

For the year ended December 31, 2005, rent expense decreased by $3,491 as compared to the 2004 period due the receipts of rental income of $4,800 from the leasing of office space on a month-to-month basis.

For the year ended December 31, 2005, professional fees decreased by $28,853 or 19%. The decrease is primarily related to professional fees incurred due to the filing of our registration statement on form SB-2 in 2004. For the year ended December 31, 2005, we incurred legal expense of $42,750 from the issuance of common shares for legal services rendered. Additionally, in 2004, we paid $15,000 to a consultant seeking opportunities in China.

For the year ended December 31, 2005, bad debt expense amounted to $26,226 as compared to $86,357 for the year ended December 31, 2004, a decrease of $60,131 or 70%.

For the year ended December 31, 2005, other operating expenses increased to $380,898 as compared to $339,856 for the year ended December 31, 2004, an increase of $41,042 or 12%. The increase was attributable to an increase in public relations expenses of approximately $85,000 offset by a decrease in operating expenses primarily related to cost-cutting measures.

OTHER INCOME (EXPENSES)

Interest income for the year ended December 31, 2005 was $10,305 compared to $4,834 for the year ended December 31, 2004. The increase is due to an increase in interest-bearing deposits and interest income accrued on loans from shareholders of $2,375.

Interest expense decreased to $77,857 for the year ended December 31, 2005 as compared to interest expense of $108,143 for the year ended December 31, 2004. This decrease is attributable to the repayment of our outstanding debt during 2004.

For the year ended December 31, 2005, we recorded amortization of debt issuance costs of $46,593 related to fees paid in connection with our convertible notes payable compared to $0 for the year ended December 31, 2004.

For the year ended December 31, 2005, we recorded a loss from the sale of marketable securities of $573 as compared to a loss of $1,760 for the year ended December 31, 2004. Additionally, for the year ended December 31, 2005, we recorded an unrealized gain on securities held of $0 as compared to an unrealized gain of $1,529 for the year ended December 31, 2004.

OVERALL

We reported a net loss for the year ended December 31, 2005 of $(1,832,795) compared to a net loss for the year ended December 31, 2004 of $(1,499,284). This translates to an overall per-share loss of ($.05) for the year ended December 31, 2005 compared to per-share loss of ($.06) for the year ended December 31, 2004.

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

During the year ended December 31, 2005, we received proceeds of $171,460 from the exercise of warrants.

On June 30, 2005, we offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consists of a Promissory Note in the principal amount of $50,000 (the "Notes") and a Common Stock Purchase Warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. As of December 31, 2005, the Company received net proceeds in the amount of $602,550 in connection with the private placement and has granted 669,500 in purchase warrants. In connection with this transaction, the Company issued warrants to purchase 334,750 shares of common stock, as compensation to the placement agent.

In September 2005, we paid $150,000 for exclusive patent licensing rights to UT-Battelle and will pay a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments of $10,000 for 2006, $20,000 for 2007 and $25,000 for 2008 and thereafter.
Additionally, we agreed to pay to UT-Battelle, in the event we sublicenses the licensed patents, the greater of 50% of the Company's revenues from sublicensing and the minimum required royalties described above and reimburse UT-Battelle for certain costs and expenses of securing patent protection for the licensed patented technology.

On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. We have agreed to provide $150,000 within thirty (30) days after the effect day of the CRADA which was paid in 2005. We will provide additional payments of $65,000 sixty (60) days after the effect day or the CRADA; $65,000 ninety (90) days after the effective day of the CRADA; $65,000 120 days after the effective day of the CRADA; $65,000 180 days after the effective day of the CRADA; $65,000 210 days after the effective day of the CRADA and a final payment of $49,000 240 days after the effective date of the CRADA. Failure by us to provide the necessary advance funding is cause for termination of the CRADA in accordance with the Termination article of this CRADA. There are no assurances that such expenditures will develop products that we can market or upon terms and conditions which are acceptable to our client base.

On March 7, 2006, we completed a private placement of $2,451,000 of financing of units of our securities consisting in the aggregate of 11,140,910 shares of its common stock and warrants to purchase 5,570,455 shares of common stock. The warrants are exercisable at $0.35 per share for a term of five years. The purchasers of the units are certain accredited investors. The net proceeds from the transaction are being used to eliminate debt of the Company owing to certain prior note holders and for working capital purposes. The prior note holders have also agreed to convert an additional $142,500 principal amount of such notes for 647,722 shares of common stock, which conversion is exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933.

For the year ended December 31, 2005, net cash used in operating activities amounted to $1,237,328 and was attributable primarily to the net loss of $1,832,795 offset by non-cash compensation of $725,796, depreciation and amortization of $11,620, the amortization of the debt offering costs of $46,593, the amortization of the discount on notes payable of $45,675, the amortization of license rights of $25,000, other non-cash items and change in asset and liability accounts.

Cash used in operations for the year ended December 31, 2004 was $910,770 attributable primarily to the net loss of $1,499,284 offset by non-cash compensation of $335,652, depreciation and amortization of $11,618, the amortization of the discount on notes payable of $75,520, other non-cash items and change in asset and liability accounts.

For the year ended December 31, 2005, net cash used in investing activities was $126,998 attributable to the acquisition of patent license rights $150,000 offset by proceeds received from the sale of marketable securities of $23,002. For the year ended December 31, 2004, net cash provided by investing activities was $50,032 and consisted of net proceeds from the sale of marketable securities of $63,329 offset by funds used for the purchase of marketable securities of $13,297.

For the year ended December 31, 2005, net cash provided by financing activities was $755,480 and consisted of proceeds from the exercise of common stock warrants of $171,460 and the receipt of proceeds from notes payable of $669,500 offset by the payment of placement fees of $66,950 and the repayment of all outstanding margin loans of $18,530. For the year ended December 31, 2004, net cash provided by financing activities was $1,406,796 and consisted of net proceeds from the sale of stock of $1,943,750 and proceeds from margin loan of $13,046 offset by the repayment of loans of $550,000.

As a result of the above, total cash decreased by $608,846 during year ended December 31, 2005 as compared to an increase in cash of $546,058 for the year ended December 31, 2004.

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

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

INTANGIBLE ASSETS

Intangible assets consist of acquired license rights to certain patented technology designed to detect unexploded ordinance including bombs, hand grenades, shells, rockets, and other explosive devices. These costs are capitalized and amortized using the straight-line method over expected useful lives of five years based upon management's expectations relating to the life of the license rights and current competitive market conditions. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. We did not consider it necessary to record any impairment charges during the year ended December 31, 2005.

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

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable

Revenue from the performance of services is recognized upon completion of the service.

LONG-LIVED ASSETS

We review the carrying value of property and equipment and intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

INVENTORY

Inventory is stated at the lower of average cost or market and consists of raw materials and finished goods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, marketable securities, receivables, inventory and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of salaries paid for the development of the Company's software and technology and fees paid to a third party in connection with a Cooperative Research and Development Agreement. Research and development costs for the years ended December 31, 2005 and 2004 were $314,233 and $163,492, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations. The adoption of SFAS No. 123
(R) may have a material effect on our financial statements.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a significant effect on our financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on our financial statements.

In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. We have adopted view C of this pronouncement. Accordingly, we have bifurcated registration rights from their related free standing financial instruments and recorded them at fair value.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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


ITEM 8B. OTHER INFORMATION

NONE

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names, positions held and ages of our executive officers and directors.

NAME                     AGE                     POSITION

Dore Scott Perler        45      Chief Executive Officer, President and
                                 Chairman of the Board

Andrew Goldrich          45      Chief Financial Officer, Vice President,
                                 Director, Treasurer and Secretary

Shawn Tartaglia          36      Vice President, Chief Technical Officer and
                                 Director

Julie Slater             47      Director

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

ADVISORY BOARDS AND KEY CONSULTANTS

We have established two advisory boards: an Operations Advisory Board and the Executive Operation Board. The Operations Advisory Board makes suggestions to the Board of Directors regarding hardware, engineering and manufacturing. The Executive Advisory Board makes suggestions to the Board of Directors regarding strategic goals and objectives of the organization.

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

CODE OF ETHICS

We have adopted a code of ethics applicable to all of our officers, directors and employees. The code of ethics also includes provisions that apply only to our chief executive officer and senior financial officers. A copy of our code of ethics is file as an exhibit to Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

In consideration for these services as Chief Executive Officer, effective April 1, 2005, we will pay Mr. Perler a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. In addition, Mr. Perler is provided a car allowance of up to $500 per month.

ANDREW GOLDRICH. Pursuant to his employment agreement with us, Mr. Goldrich renders full-time professional services to Sense in the capacity of Chief Financial Officer. He is obligated, at all times, to faithfully, industriously and to the best of his ability, perform all duties set forth in Sense bylaws and in policy statements of the board of directors.

In consideration for these services as Chief Financial Officer, effective April 1, 2005, we will pay Mr. Goldrich a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. In addition, Mr. Goldrich is provided a car allowance of up to $500 per month.

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


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us for each of the last three fiscal years ended December 31, to: (a) our President and Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005:

                                 Annual Compensation                  Long-Term Compensation
                      -------------------------------------------    -------------------------
                                                                     Restricted     Securities
                                                     Other Annual       Stock       Underlying
Name and Principal    Fiscal     Salary     Bonus    Compensation      Awards        Options       All Other
Position               Year        ($)       ($)         ($)             ($)          SAR (#)     Compensation
------------------    ------    --------    -----    ------------    -----------    ----------    ------------
Dore Scott Perler,     2005     $146,702    $  -         $  -        $ 96,700(3)      550,000          -0-
Chief Executive        2004     $131,788    $  -         $  -        $ 91,100(1)      600,000          -0-
Officer                2003     $125,000    $  -         $  -        $   -               -             -0-

Andrew Goldrich,       2005     $146,702    $  -         $  -        $ 96,700(3)      550,000          -0-
Chief Financial        2004     $131,788    $  -         $  -        $ 91,100(1)      600,000          -0-
Officer                2003     $125,000    $  -         $  -        $   -               -             -0-

Shawn Tartaglia        2005     $ 96,000    $  -         $  -        $ 61,800(4)      350,000          -0-
Director and Chief     2004     $ 96,000    $  -         $  -        $ 42,800(2)      300,000          -0-
Operating Officer      2003     $ 96,000    $  -         $  -        $   -               -             -0-

________

   (1) Represents the estimated fair value of 250,000 stock options granted at exercise prices of $.27, 250,000 stock options granted at $.19 and 100,000 stock options at $.17.

   (2) Represents the estimated fair value of 250,000 stock options granted at exercise prices of $.19 and 50,000 stock options at $.17.

   (3) Represents the estimated fair value of 400,000 stock options granted at exercise prices of $.22 and 150,000 stock options at $.20.

   (4) Represents the estimated fair value of 200,000 stock options granted at exercise prices of $.22 and 150,000 stock options at $.20.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2005 to the Named Executive Officers.

                                             % of Total
                      Number of Shares     Options Granted    Exercise or      FMV of
                     Underlying Options    to Employees in     Base Price    Shares on        Expiration
                        Granted (#)          Fiscal Year        ($/Sh)       Grant Date          Date
------------------   ------------------    ---------------    -----------    ----------    -----------------
Dore Scott Perler         400,000               28.2%           $ 0.22         $ 0.195     September 2, 2010
Dore Scott Perler         150,000               28.2%           $ 0.20         $ 0.20      May 13, 2010
Andrew Goldrich           400,000               28.2%           $ 0.22         $ 0.195     September 2, 2010
Andrew Goldrich           150,000               28.2%           $ 0.20         $ 0.20      May 13, 2010
Shawn Tartaglia           200,000               17.9%           $ 0.22         $ 0.195     September 2, 2010
Shawn Tartaglia           150,000               17.9%           $ 0.20         $ 0.20      May 13, 2010

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table indicates each exercise of stock options (or tandem SARS)and freestanding SRAS during the last fiscal year by each of the names executive officers and the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of December 31, 2005.

                                                    Number of Securities            Value of Unexercised
                                                   Underlying Unexercised               In-the-Money
                       Shares                   Options at Fiscal Year-End (#)   Options at Fiscal Year-end
                    acquired on     Value       ------------------------------   ---------------------------
Name                Exercise(#)   Realized($)   Exercisable      Unexercisable   Exercisable   Unexercisable
-----------------   -----------   -----------   -----------      -------------   -----------   -------------
Dore Scott Perler        -             -         1,300,000             -           $48,500         $  -
Andrew Goldrich          -             -         1,300,000             -           $48,500         $  -
Shawn Tartaglia          -             -           875,000             -           $37,500         $  -

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

Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2005 we have outstanding options to purchase 1,250,000 shares under the 1999 stock option plan. There are 250,000 shares remaining under the 1999 stock option plan and none of the options granted to date have been exercised.

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

Under the 2001 plan, we may grant incentive stock options only to key employees and employee directors. We may grant non-qualified options and issue direct stock awards to our employees, officers, directors and consultants. Our Board of Directors currently administers the 2001 equity compensation plan.

Subject to the provisions of the 2001 plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2001 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2005, we have granted options or awarded shares in the amount of 1,978,660 under the 2001 plan. Under the 2001 plan, there are 21,340 shares remaining and none of the options granted to date have been exercised.

2005 Plan: On June 16, 2005, the board of directors adopted our 2005 equity compensation plan, and on June 16, 2005, the 2005 plan was ratified by holders of a majority of our outstanding common stock. We had reserved 2,000,000 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2001 equity compensation plan. The 2005 plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants.

Under the 2005 plan we may grant incentive stock options only to key employees and employee directors. We may grant non-qualified options and issue direct stock awards to our employees, officers, directors and consultants. Our Board of Directors currently administers the 2001 equity compensation plan.

Subject to the provisions of the 2005 plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2001 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2005, we have granted options or awarded shares in the amount of 1,268,500 under the 2005 plan. Under the 2005 plan, there are 731,500 shares remaining and none of the options granted to date have been exercised.

The following table sets forth, as of December 31, 2005, information known to us relating to shares, options, warrants and rights issued under existing equity compensation plans.

                                                                                            (c)
                                     (a)                       (b)            Number of Securities remaining
                             Number of securities       Weighted-average           available for future
                               issued or to be          exercise price of         issuance under equity
                             issued upon exercise          outstanding             compensation plans
                            of outstanding options      options, warrants         (excluding securities
Plan Category                warrants and rights            and rights           reflected in column (a))
-------------               ----------------------      -----------------     ------------------------------
Equity Compensation Plans approved by Security Holders
------------------------------------------------------

1999 Plan                         1,250,000                   $.23                       250,000
2001 Plan                         1,978,660                   $.21                        21,340
2005 Plan                         1,268,500                   $.21                       731,500

Equity Compensation Plans not approved by Security Holders
----------------------------------------------------------

                                  1,400,000                   $.36                          -

Other Plans

Other plans include equity compensation plans not approved by shareholders. These plans are comprised of options granted and/or warrants issued to employees and non-employees, including directors, consultants, advisors, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

As of December 31, 2005, we had outstanding warrants covering 13,460,340 shares of our common stock under equity plans not approved by shareholders. The warrants have exercise prices ranging from $.10 per share to $1.50 per share and expiration dates ranging from April 2006 to September 2010.

The grants of these options were approved on a case-by-case basis by the board of directors, and are within the limits of the number of shares that we are authorized to issue. The grants of warrants were not authorized by our shareholders. We may, in the future, authorize the grant of additional options and/or issuance of additional warrants for the foregoing purposes and other valid corporate purposes.

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

Except as other wise required by Securities and Exchange Commission rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

      o 4,445,000 shares of common stock issuable upon exercise of options that have been granted;

      o 1,001,840 in the event that shares available for award under our stock option plans are awarded; and

      o 13,460,340 shares of common stock issuable upon exercise of outstanding purchase warrants;

Name and Address of             Amount and Nature of               Percentage
 Beneficial Owner               Beneficial Ownership                of Class
-------------------             --------------------                --------

Dore S. Perler                  2,469,723 shares(1)                   7.00%
9400 S.W. 49th Place
Cooper City, FL 33328

Andrew Goldrich                 2,329,519 shares(1)                   6.13%
21653 Marigot Drive
Boca Raton, FL 33428

Shawn Tartaglia                 1,068,585 shares(2)                   3.05%
6888 Ashburn Road
Lake Worth, FL 33467

Julie Slater                       48,703 shares(3)                      *
402 N.W. 118th Terrace
Coral Springs, FL 33071

Officers and Directors          5,916,530 shares(3)                  16.18%
as a group (4 persons)
_________

* Less than 1%.

(1) Includes 1,300,000 shares issuable upon exercise of currently exercisable options.

(2) Includes 875,000 shares issuable upon exercise of currently exercisable options.

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


ITEM 13. EXHIBITS

Exhibit No.  Description of Document
-----------  -----------------------

  2.1 Agreement and Plan of Merger between Century Silver Mines, Inc. and Sense Holdings, Inc. (1)

  3.1(a)     Articles of Incorporation of Sense Holdings, Inc. (1)

  3.1(b) Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (FL) (1)

  3.1(c) Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (ID) (1)

  3.2        Bylaws (1)

  4.1        Trilogy Capital Partners, Inc. Warrant Agreement dated August 29,
             2005 (6)

  5.1        Opinion and Consent of Joseph D. Garrity, Esq. Chartered (*)

  10.1       1999 Stock Option Plan (1)

  10.2       Employment Agreement between the Company and Dore Scott Perler (1)

  10.3       Employment Agreement between the Company and Andrew Goldrich (1)

  10.4       Employment Agreement between the Company and Shawn Tartaglia (1)

  10.5       Technology License Agreement, as amended, with SAC Technologies,
             Inc. (1)

  10.6       Lease for Tamarac Office (1)

  10.11      Manufacturing and Non-Compete Agreement with Test Systems
             Engineering (1)

  10.12      Sales Agreement with Integrated Design, Inc.(1)

  10.13 Agreement and Plan of Acquisition dated May 31, 2001 with Micro Sensor Technologies, Inc. (2)

  10.14 Patent License Agreement dated March 26, 2001, between Micro Sensor Technologies, Inc. and UT-Battelle, LLC (2)

  10.15 Consulting Agreement dated June 1, 2001, between Micro Sensor Technologies, Inc., and Dr. Thomas Thundat (2)

  10.16 Work for Others Agreement dated June 4, 2001, between UT-Battelle, LLC and Micro Sensor Technologies, Inc.(2)

  10.17      Form of Promissory Note, as amended (4)

  10.18      Lease for Sunrise Office. (4)

  10.19      2001 Equity Compensation Plan (3)

  10.20 Employment Agreement between the Company and Dore Scott Perler as of December 16, 2002 (4)

  10.21 Employment Agreement between the Company and Andrew Goldrich as of December 16, 2002 (4)

  10.22 Employment Agreement between the Company and Shawn Tartaglia as of December 16, 2002 (4)

  10.23      Promissory Notes and related Agreements closed on August 13, 2003
             (5)

  10.24 Cooperative Research and Development Agreement (CRADA) between UT-Battelle, LLC and Sense Holdings Incorporated

  10.25 Trilogy Capital Partners, Inc. Letter of Engagement dated September 19, 2005 (6)

  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

  32.1       Certification of Chief Executive Officer Certification pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002 (*)

  32.2       Certification of Chief Financial Officer Certification pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002 (*)
___________

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

(4) Previously filed with Form 10-KSB December 31, 2002

(5) Previously filed with Form 10-QSB September 30, 2003

(6) Previously filed with Form 10-QSB for the period ended September 30, 2005 as filed on November 15, 2005 (*) Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2005 and 2004 were approximately $35,500 and $35,500, respectively.

AUDIT-RELATED FEES

For fiscal 2005 and 2004, the Company's auditors billed for service related to an SB-2 registration filing with the SEC in the amount of $0 and $7,580 respectively. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2005 and 2004, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2005 and 2004 were $0 and $0, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Sense Holdings, Inc.
Date:   April 14, 2006
                                       By: /s/ Dore Scott Perler
                                           ------------------------
                                           Dore Scott Perler, DIRECTOR,
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Capacity                       Date
     ---------                          --------                       ----


/s/ Dore Scott Perler     Director, Chief Executive Officer       April 14, 2006
---------------------     and President (Principal Executive
Dore Scott Perler         Officer)


/s/ Andrew Goldrich       Chief Financial Officer and Director    April 14, 2006
---------------------     (Principal Financial and Accounting
Andrew Goldrich           Officer)


/s/ Shawn Tartaglia       Chief Technical Officer and Director    April 14, 2006
---------------------
Shawn Tartaglia


/s/ Julie Slater          Director                                April 14, 2006
---------------------
Julie Slater

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


                                    CONTENTS



Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet at December 31, 2005...........................F-3

   Consolidated Statements of Operations -
      For the Years Ended December 31, 2005 and 2004.........................F-4

   Consolidated Statements of Changes in Shareholders' Equity (Deficit) -
      For the Years Ended December 31, 2005 and 2004.........................F-5

   Consolidated Statements of Cash Flows -
      For the Years Ended December 31, 2005 and 2004.........................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders:
Sense Holdings, Inc.
Tamarac, Florida

We have audited the accompanying consolidated balance sheet of Sense Holdings, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sense Holdings, Inc. and Subsidiary, as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $11,059,850, has a net loss for the year ended December 31, 2005 of $1,832,795, and used cash in operations of $1,237,328 for the year ended December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/Sherb & Co., LLP
                                        -------------------
                                        Sherb and Co., LLP
Boca Raton, Florida                     Certified Public Accountants
April 14, 2006

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................   $     28,696
  Accounts receivable, net of allowance
    for doubtful accounts of $46,259 ...........................        456,135
  Inventories, net .............................................         40,020
  Debt issuance costs ..........................................         89,692
  Other current assets .........................................         71,135
                                                                   ------------

     Total current assets ......................................        685,678
                                                                   ------------

PROPERTY AND EQUIPMENT, net ....................................         13,560
                                                                   ------------

OTHER ASSETS:
  Intangible asset, net ........................................        275,000
  Due from shareholders ........................................         59,375
  Deposit ......................................................          9,807
                                                                   ------------

     Total other assets ........................................        344,182
                                                                   ------------

     Total assets ..............................................   $  1,043,420
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable, net ...............................   $    576,506
  Note payable .................................................         25,000
  Accounts payable .............................................        169,968
  Accrued expenses .............................................         71,988
  Accrued interest payable .....................................         39,624
  Due to related parties .......................................          5,464
  Deferred revenue .............................................         48,569
                                                                   ------------

     Total current liabilities .................................        937,119
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value, 100,000,000 shares
    authorized; 35,042,191 shares issued and outstanding .......      3,504,220
  Additional paid-in capital ...................................      8,294,501
  Accumulated deficit ..........................................    (11,059,850)
  Deferred compensation ........................................       (632,570)
                                                                   ------------

     Total shareholders' equity ................................        106,301
                                                                   ------------

     Total liabilities and shareholders' equity ................   $  1,043,420
                                                                   ============

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Year Ended
                                                            December 31,
                                                    ---------------------------
                                                         2005          2004
                                                    ------------   ------------
Revenues:
   Sale of tangible products .....................  $    440,042   $     82,097
   Service and maintenance .......................        61,036         57,224
                                                    ------------   ------------

         Total revenues ..........................       501,078        139,321

Cost of goods sold - tangible products ...........       167,577         55,581
                                                    ------------   ------------

Gross profit .....................................       333,501         83,740
                                                    ------------   ------------

Operating expenses:
   Compensation and related taxes ................       435,148        350,990
   Consulting expense ............................       718,653        330,025
   Research and development ......................       314,233        163,492
   Other selling, general and administrative .....       583,544        634,977
                                                    ------------   ------------

         Total operating expenses ................     2,051,578      1,479,484
                                                    ------------   ------------

Loss from operations .............................    (1,718,077)    (1,395,744)
                                                    ------------   ------------

Other income (expenses):
   Loss on sale of securities ....................          (573)        (1,760)
   Interest income ...............................        10,305          4,834
   Interest expense ..............................       (77,857)      (108,143)
   Debt issuance costs ...........................       (46,593)             -
   Unrealized gain on securities .................             -          1,529
                                                    ------------   ------------

        Total other income (expenses) ............      (114,718)      (103,540)
                                                    ------------   ------------

Net loss .........................................  $ (1,832,795)  $ (1,499,284)
                                                    ============   ============


Net loss per common share - basic and diluted ....  $      (0.05)  $      (0.06)
                                                    ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...............    33,884,551     26,639,839
                                                    ============   ============

                 See notes to consolidated financial statements.

                                              SENSE HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                      Common Stock, $.10 Par Value
                                      ----------------------------    Additional                                  Shareholders'
                                        Number of                       Paid-in       Deferred     Accumulated       Equity
                                          Shares         Amount        Capital     Compensation      Deficit        (Deficit)
                                        ----------     ----------     ----------   ------------   ------------    ------------
Balance, December 31, 2003 ...........  18,303,515     $1,830,352     $5,840,200    $(234,563)    $ (7,727,771)   $  (291,782)

Common stock issued for cash .........  11,980,000      1,198,000        745,750            -                -      1,943,750

Common stock issued for debt .........     673,078         67,308        107,692            -                -        175,000

Common stock issued for services .....   1,616,265        161,626        238,675     (304,000)               -         96,301

Amortization of deferred compensation            -              -              -      239,351                -        239,351

Net loss for the year ................           -              -              -            -       (1,499,284)    (1,499,284)
                                        ----------     ----------     ----------    ---------     ------------    -----------

Balance, December 31, 2004 ...........  32,572,858      3,257,286      6,932,317     (299,212)      (9,227,055)       663,336

Common stock issued upon exercise of
 warrants ............................     926,500         92,650         78,810            -                -        171,460

Common stock issued for debt .........      70,000          7,000          7,700            -                -         14,700

Common stock issued for services .....     639,500         63,950         80,605      (89,940)               -         54,615

Common stock issued for license rights     833,333         83,334         66,666            -                -        150,000

Grant of warrants for services .......           -              -        785,123     (755,100)               -         30,023

Grant of stock options for services ..           -              -        135,276     (130,276)               -          5,000

Grant of warrants in connection with
 private placement ...................           -              -        208,004            -                -        208,004

Amortization of deferred compensation            -              -              -      641,958                -        641,958

Net loss for the year ................           -              -              -            -       (1,832,795)    (1,832,795)
                                        ----------     ----------     ----------    ---------     ------------    -----------

Balance, December 31, 2005 ...........  35,042,191     $3,504,220     $8,294,501    $(632,570)    $(11,059,850)   $   106,301
                                        ==========     ==========     ==========    =========     ============    ===========

                                        See notes to consolidated financial statements.

                                                              F-5

                                  SENSE HOLDINGS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the Year Ended
                                                                                  December 31,
                                                                         -----------------------------
                                                                             2005              2004
                                                                         -----------       -----------
Cash flows from operating activities:
  Net loss ........................................................      $(1,832,795)      $(1,499,284)
                                                                         -----------       -----------
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization .................................           11,620            11,618
    Common stock, warrants and options issued for services ........           83,838            96,301
    Amortization of deferred compensation .........................          641,958           239,351
    Interest income on shareholder loans ..........................           (2,375)                -
    Amortization of debt issuance costs ...........................           46,593                 -
    Amortization of discount of notes payable .....................           45,675            75,520
    Amortization of license rights ................................           25,000                 -
    Loss on sale of investments ...................................              573             1,760
    Unrealized gain on investments ................................                -            (1,529)
    Reserve for obsolete inventory ................................            4,000            36,600
    Allowance for doubtful accounts ...............................           (1,179)             (345)
  Changes in assets and liabilities:
    Accounts receivable ...........................................         (405,775)          111,390
    Inventories ...................................................           (7,419)           12,588
    Other current assets ..........................................          (59,092)            2,229
    Accounts payable ..............................................          122,513           (16,620)
    Due to related parties ........................................            5,464            11,722
    Accrued expenses ..............................................           33,003           (10,220)
    Accrued interest payable ......................................           18,561             2,089
    Deferred revenue ..............................................           32,509            16,060
                                                                         -----------       -----------

      Total adjustments ...........................................          595,467           588,514
                                                                         -----------       -----------

Net cash used in operating activities .............................       (1,237,328)         (910,770)
                                                                         -----------       -----------

Cash flows from investing activities:
  Purchases of marketable securities ..............................                -           (13,297)
  Purchase of intangible asset ....................................         (150,000)                -
  Proceeds from sales of marketable securities ....................           23,002            63,329
                                                                         -----------       -----------

Net cash flows provided by (used in) investing activities .........         (126,998)           50,032
                                                                         -----------       -----------

Cash flows from financing activities:
  Proceeds from convertible notes payable .........................          669,500                 -
  Payment of debt issuance costs ..................................          (66,950)                -
  Payments on notes payable .......................................                -          (550,000)
  Net proceeds from sale of common stock ..........................                -         1,943,750
  Proceeds from margin loan .......................................                -            13,046
  Repayment of margin loan ........................................          (18,530)                -
  Proceeds from exercise of warrants ..............................          171,460                 -
                                                                         -----------       -----------

Net cash flows provided by financing activities ...................          755,480         1,406,796
                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents ..............         (608,846)          546,058

Cash and cash equivalents - beginning of year .....................          637,542            91,484
                                                                         -----------       -----------

Cash and cash equivalents - end of year ...........................      $    28,696       $   637,542
                                                                         ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ......................................................      $    15,876       $    27,863
                                                                         ===========       ===========
    Income taxes ..................................................      $         -       $         -
                                                                         ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt ....................................      $    14,700       $   175,000
                                                                         ===========       ===========
  Common stock issued for license rights ..........................      $   150,000       $         -
                                                                         ===========       ===========
  Warrants granted for debt discount and debt issuance costs ......      $   208,004       $         -
                                                                         ===========       ===========

                            See notes to consolidated financial statements.

                                                  F-6

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - BASIS OF PRESENTATION

Organization
------------

Sense Technologies, Inc. ("the Company" or Sense") is a Florida Corporation, formed on July 13, 1998. The Company designs, develops, manufactures and sells fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. The Company has also licensed certain patented technology designed to detect unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices.

Principles of Consolidation
---------------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements include the accounts of Sense Holdings, Inc. and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment and license rights.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2005, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $46,259.

Accounts receivable from one customer accounted for 93% of the Company's accounts receivable balance at December 31, 2005.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Securities
---------------------

Marketable securities are classified as trading securities and are held for resale in anticipation of short-term market movements. Gains or losses are recognized in the statement of operations when the marketable securities are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the estimated fair value. For the years ended December 31, 2005 and 2004, net unrealized gains related to investments held for trading were $0 and $1,529, respectively. For the years ended December 31, 2005 and 2004, net realized losses related to investments sold were $(573) and $(1,760), respectively.

Inventories
-----------

Inventories are stated at the lower of average cost or market and consist of raw materials and finished goods. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. At December 31, 2005, the Company has recorded a reserve for obsolete inventory of $40,600.

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible Assets
-----------------

Intangible assets consist of acquired license rights to certain patented technology designed to detect unexploded ordinance including bombs, hand grenades, shells, rockets, and other explosive devices. These costs are capitalized and amortized using the straight-line method over expected useful lives of five years based upon management's expectations relating to the life of the license rights and current competitive market conditions.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2005.

Income Taxes
------------

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

Revenue Recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 , "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company's control.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)
-------------------------------

The following policies reflect specific criteria for the various revenues streams of the Company:

The Company generates revenue from the sale of its products. Revenues from the sale of these items are recognized upon delivery of the product to the customer.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Revenue from the performance of services is recognized upon completion of the service.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, accounts payable and accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

Research and Development
------------------------

Research and development costs are expensed as incurred. These costs primarily consist of salaries paid for the development of the Company's software and technology and fees paid to a third party in connection with a Cooperative Research and Development Agreement. Research and development costs for the years ended December 31, 2005 and 2004 were $314,233 and $163,492, respectively.

Warranty Obligations
--------------------

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company's prior claims history. Actual warranty costs incurred are charged against the accrual when paid. At December 31, 2005 the Company has accrued warranty expense of $15,000 which has been included in accrued expenses on the consolidated balance sheet.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Common Share
---------------------

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at December 31, 2005 include the following:

         Convertible notes payable ..................         2,575,000
         Option .....................................         4,445,000
         Warrants ...................................        13,460,340
                                                             ----------
                                                             20,480,340
                                                             ==========
Non-Employee Stock-Based Compensation
-------------------------------------

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

Stock Based Compensation
------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which are more fully described in Note 11. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (continued)
------------------------------------

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

                                                      2005            2004
                                                  -----------     -----------

         Net loss as reported ................    $(1,832,795)    $(1,499,284)
         Less: total stock-based employee
         compensation expense determined under
         fair value based method, net of
         related tax effect ..................       (388,501)       (227,730)
                                                  -----------     -----------

         Pro forma net loss ..................    $(2,221,296)    $(1,727,014)
                                                  ===========     ===========

         Basic and diluted loss per share:
                 As reported .................    $      (.05)    $      (.06)
                                                  ===========     ===========

                 Pro forma ...................    $      (.06)    $      (.06)
                                                  ===========     ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                      2005            2004
                                                  ------------    -----------
         Dividend yield ......................    0%              0%
         Expected volatility range ...........    138% to 144%    74% to 130%
         Risk-free interest rate .............    3.75%-4.00%     4.00%
         Expected holding periods ............    3-5 years       3-5 years

Advertising
-----------

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 totaled approximately $88,717 and $3,795, respectively.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes payable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2005, and, generally, does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

For the year ended December 31, 2004, three customers accounted for 72% of the Company's revenues. For the year ended December 31, 2005, one customer accounted for 83% of the Company's revenues. One customer accounted for 93% of the outstanding gross accounts receivable at December 31, 2005.

Registration Rights Agreements
------------------------------

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The adoption of FAS No. 123R may have a material impact on its financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
--------------------------------------------

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
--------------------------------------------

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
--------------------------------------------

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications
-----------------

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the years ended December 31, 2005 and 2004, the Company had an accumulated deficit of $11,059,850, a working capital deficiency of $251,441, incurred losses from operations of $1,832,795 and $1,499,284, respectively, and had negative cash flows from operations in the amount of $1,237,328 and $910,770, respectively. While the Company is attempting to increase sales through the licensing of exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products relating to (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices, the growth has not been significant enough to support the Company's daily operations. On March 7, 2006, the Company completed a private placement of $2,451,000 (see note 13) and management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 3 - INVENTORIES

At December 31, 2005, inventories consist of the following:

         Raw materials ..................................     $ 40,120
         Finished goods .................................       40,500
                                                              --------
                                                                80,620
         Less: Reserve for slow moving inventory ........      (40,600)
                                                              --------
                                                              $ 40,020
                                                              ========

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

                                            Estimated life
                                            --------------
         Computer equipment and software       3-5 years      $ 41,585
         Furniture and fixtures                 7 years         19,104
                                                              --------
                                                                60,689

         Less: Accumulated depreciation
               and amortization                                (47,129)
                                                              --------
                                                              $ 13,560
                                                              ========

For the years ended December 31, 2005 and 2004, depreciation and amortization expense amounted to $11,620 and $11,618, respectively.

NOTE 5 - INTANGIBLE ASSETS

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 5 - INTANGIBLE ASSETS (CONTINUED)

As consideration for the license grants by UT-Battelle, the Company:

      o Paid UT-Battelle an aggregate of $150,000, which amount has been paid and will be amortized over the estimated license life of 5 years;

      o Issued to UT-Battelle 833,333 shares of the Company's unregistered common stock (the "Shares"). The shares were issued at the fair values at the date of the issuance of $150,000 or $.18 per share and will be amortized over the estimated license life of 5 years.

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

At December 31, 2005, intangible assets consist of the following:

         License rights ...............................      $ 300,000
         Less:  accumulated amortization ..............        (25,000)
                                                             ---------

                                                             $ 275,000
                                                             =========

Amortization expense amounted to $25,000 for the year ended December 31, 2005.

Amortization expense attributable to future periods is as follows:

         Years ending December 31:
         2006 .........................................       $ 60,000
         2007 .........................................         60,000
         2008 .........................................         60,000
         2009 .........................................         60,000
         2010 .........................................         35,000
                                                              --------

                                                              $275,000
                                                              ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 6 - CONVERTIBLE NOTES PAYABLE

From June 2005 to September 2005, the Company offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consists of a promissory note in the principal amount of $50,000 (the "Notes") and a common stock purchase warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. The Notes have a term of 14 months, and provide for interest accrual on unpaid principal at the rate of 10% per year. Interest under the Notes is payable quarterly commencing on September 1, 2005. The Notes are secured by a blanket security interest in all of the Company's assets. In connection with the offering, the placement agent with respect to the Units (the "Placement Agent"), or its designee, will act as the agent of each Note holder solely for the purpose of executing all security agreements, instruments, filings and notices relevant to the perfection, recording, release or termination of the security interests, the determination of events of default as defined in the Notes, and such other similarly related matters. The placement agent shall be entitled to a placement agent fee of 8% plus a 2% non-accountable expense allowance. Additionally, the Company agreed to grant warrants to purchase shares of common stock of the Company to the placement agent for its services with regard to the offering. The Company will grant to the placement agent warrants to purchase shares of the Company at an exercise price of $.16 per share expiring on July 1, 2010 at a rate of 1/2 warrant for every $1 of gross proceeds received by the Company in conjunction with this offering.

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

The Company agreed to file a registration statement within 45 days of the final closing date of the Offering. The Company shall use its good faith best efforts to ensure that such registration is declared effective within 90 days of the Final Closing Date. The Company agrees to respond to any SEC comments within 10 days. In the event that the Company does not respond to SEC comments within 10 days or once the Registration Statement is declared effective, it does not stay effective for 60 consecutive days, then the number of warrants shall be increased by two percent (2%) for each 30 day period following such 60 day period, as the case may be. In connection with a private placement in March 2006 (See note 13), the investors waived this registration rights penalty and agreed that the Company will register the common shares and underlying warrants with the Company's anticipated filing of a registration statement in April 2006.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

In aggregate, the Company sold to new investors an aggregate of $669,500 of the Units for net proceeds of $602,550 (net of placement fees of $66,950). In connection with these convertible notes, warrants to purchase 669,500 common shares were issued to the holders at an exercise price per share of $0.16. The warrants are exercisable immediately and expire five years from date of grant through September 23, 2010. These warrants were treated as a discount on the convertible notes and were valued at $138,669 to be amortized over the note terms of 14 months. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.25%, volatility ranging from 138% to 145% and expected term of 5 years. Additionally, in connection with the convertible notes, the Company did not record any beneficial conversion since the conversion price was greater than the fair market value.

For the year ended December 31, 2005, the amount of amortization of imputed interest charged to interest expense was $45,675.

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis. The Company paid placement fees of $66,950 to Skyebanc. The Company also granted warrants to purchase 334,750 shares of its common stock to Skyebanc for its services with regard to the offering at an exercise price of $.16 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost on the convertible notes and were valued at $69,335 to be amortized over the 14-month note terms. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.25%, volatility ranging from 138% to 145% and expected term of 5 years. At December 31, 2005, the placement fee was deemed to be a deferred debt issuance cost on the accompanying balance sheet and is being amortized as a debt issuance cost over the debenture term of 14 months. For the year ended December 31, 2005, amortization of debt issuance costs amounted to $46,593. At December 31, 2005, accrued interest payable on these notes amounted to $16,686.

The convertible notes payable consists of the following at December 31, 2005:

         Convertible notes payable ......................    $ 669,500
         Less: unamortized discount on note payable .....      (92,994)
                                                             ---------

         Convertible notes payable, net .................    $ 576,506
                                                             =========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 - NOTE PAYABLE

During fiscal 2003, the Company raised capital from accredited investors under a private placement memorandum. The private placement provided for the sale of 15 units at a price of $50,000 per unit in order to raise up to a total of $750,000. Each unit consisted of a Promissory Note of $50,000 and a Common Stock Purchase Warrant to purchase 25,000 shares of the Company's common stock exercisable at $.16 per share expiring in five years from the date of the warrant. The notes had a term of one year and provided for interest accrual on the unpaid principal balance of 10% per year. In fiscal 2003, the Company received funds in the amount of $750,000 in connection with the private placement and issued 375,000 in purchase warrants. In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock. Additionally, in 2004, the Company repaid notes holders $550,000. As of December 31, 2005, the Company has a remaining note payable of $25,000 and has accrued interest payable in the amount of $22,938 in connection with the notes.

For the years ended December 31, 2004, the amount of imputed interest charged to interest expense was $75,520.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from shareholders
---------------------

Prior to fiscal 2004, certain shareholders received funds from the Company in the form of demand notes. At December 31, 2005, the balance on the amount owed to the Company was $59,375. These loans bear interest at 4% per annum, are secured by Company common shares held by the respective individuals, and are payable on December 31, 2006.

Due to related parties
----------------------

From time to time, certain officers of the Company use their respective credit card for operating purposes or incur expense on behalf of the Company. At December 31, 2005, the Company owed these officers $5,464.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The Company has a net operating loss carry forward for tax purposes totaling approximately $7,600,000 at December 31, 2005, expiring through the year 2025. The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2005 and 2004:

                                              Year Ended           Year Ended
                                          December 31, 2005    December 31, 2004
                                          -----------------    -----------------
Tax benefit computed at "expected"
 statutory rate ....................          $(623,000)           $(510,000)
State income taxes, net of benefit .            (18,300)             (15,000)
Other permanent differences ........            258,000              118,500
Increase in valuation allowance ....            383,300              406,500
                                              ---------            ---------
Net income tax benefit .............          $       -            $       -
                                              =========            =========

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                          December 31, 2005    December 31, 2004
                                          -----------------    -----------------
Tax benefit of net operating loss
 carryforward ......................         $ 2,655,300          $ 2,273,000
Allowance for doubtful accounts ....              16,200               29,200
Allowance for inventory obsolescence              14,000                    -
Valuation Allowance ................          (2,685,500)          (2,302,200)
                                             -----------          -----------

Net deferred tax asset recorded ....         $         -          $         -
                                             ===========          ===========

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2005 and 2004, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $383,300 from the prior year.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 10 - SHAREHOLDERS' EQUITY

Common Stock
------------

In March 2004, the Company, by a vote of the majority shareholders and the approval of the board of directors, increased its authorized common shares to 100,000,000.

During the quarter ended March 31, 2004, the Company issued 117,625 common shares of its common stock for services rendered. These services include legal services, investment relation services and business development services. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.30 to $.34. In connection with these shares, the Company recorded stock-based consulting expense of $36,625.

During the quarter ended June 30, 2004, the Company issued 360,474 common shares of its common stock for services rendered. These services include legal services, investment relations services and business development services. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.23 to $.37. In connection with these shares, the Company recorded stock-based consulting expense of $103,171.

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

In May 2004, the Company consummated a capital raise through a private placement offered to accredited investors. The Company offered, through a placement agent, investment units each costing $10,000, with each unit consisting of (a) a number of shares of common stock of the Company determined by dividing the (i)unit price by (ii) $.20 and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares equal to 25% of the number of shares included with the unit, at a exercise price equal to $.50 per share of common stock. On May 10, 2004, the Company closed on its initial funding and issued 6,600,000 shares of common stock and granted 1,650,000 warrants for net proceeds of $1,188,000. In June 2004, the Company closed on additional funding and issued 3,200,000 shares of common stock and granted 800,000 warrants for net proceeds of $545,750.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)
------------------------

In connection with the May 2004 private placement, the Company entered into a placement agency agreement with a third party agent. For services rendered under the Agency Agreement, the Company paid a cash fee equal to 10% of the aggregate consideration received by the Company in the capital raise, a cash fee equal to five percent of the gross proceeds received by the Company upon the exercise of warrants related to this offering and 500,000 shares of common stock. The 500,000 shares of common stock shall increase pro rata following the time that $1,000,000 is raised in the offering up to a maximum of 1,300,000 common shares. Additionally, the Company reduced the exercise price of 342,475 warrants previously granted to the Placement Agent from $.50 to $.10 per share and extended the expiration date of these warrants to May 2009. In June 2004, the Company issued 980,000 shares in connection with this agreement

In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock.

In July 2004, the Company issued 9,402 common shares of its common stock for services rendered. These services include legal services. The shares were issued at the fair values at the date of the issuance of $.20 per share. In connection with these shares, the Company recorded stock-based compensation of $1,881.

On November 17, 2004, the Company entered into a six-month consulting agreement with a third party for business development and investor relations services. In connection with this consulting agreement, the Company agreed to issue an aggregate of 1,100,000 shares of common stock for services rendered over the contract period unless terminated earlier. The Company valued these shares at their fair market value based on the trading price on the date of issuance of $.23 per share or $253,000. For the year ended December 31, 2005 and 2004, the Company recorded non-cash compensation expense of $189,750 and $63,250, respectively, which was be amortized over the service period.

During the quarter ended December 31, 2004, the Company issued 28,764 common shares of its common stock for legal services rendered. The shares were issued at the fair values at the date of the issuance which were at prices ranging from $.16 to $.22. In connection with these shares, the Company recorded stock-based compensation expense of $5,625.

On January 1, 2005, the Company entered into a consulting agreement with a third party for business development services for a six-month period. In connection with the consulting agreement, the Company issued 75,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.17 per share. For the year ended December 31, 2005, in connection with these shares, the Company recorded stock-based consulting expense of $12,750.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)
------------------------

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

On June 15, 2005, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 62,500 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $11,250 or $.18 per share. For the year ended December 31 2005, in connection with these shares, the Company recorded stock-based consulting expense of $11,250.

On July 6, 2005, the Company entered into a consulting agreement with a third party for legal and business services for a six-month period. In connection with the consulting agreement, the Company issued 225,000 common shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $42,750 or $.19 per share and were amortized over the service period. For the year ended December 31 2005, in connection with these shares, the Company recorded legal fees of $42,750.

On August 1, 2005, in connection with a license agreement (see note 5), the Company issued 833,333 shares of common stock for certain patent licensing rights, as defined in the agreement. The shares were issued at the fair values at the date of the issuance of $150,000 or $.18 per share and will be amortized over the estimated license life of 5 years. For the year ended December 31 2005, in connection with these shares, the Company recorded an intangible asset of $150,000 as asset on the accompanying consolidated balance sheet.

In September 2005, in connection with the exercise of 46,500 common stock warrants, the Company issued 46,500 shares of common stock for proceeds of $6,660.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)
------------------------

On September 15, 2005, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 100,000 shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $23,000 or $.23 per share. For the year ended December 31 2005, in connection with these shares, the Company recorded stock-based consulting expense of $23,000.

On October 1, 2005, the Company issued 40,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $14,800 or $.37 per share. For the year ended December 31 2005, in connection with these shares, the Company recorded stock-based consulting expense of $14,800.

On October 3, 2005, the Company issued 20,000 shares of its common stock to a consultant for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $6,000 or $.30 per share. For the year ended December 31 2005, in connection with these shares, the Company recorded accounting fees of $6,000.

On October 22, 2005, the Company issued 45,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $10,125 or $.23 per share. For the year ended December 31 2005, in connection with these shares, the Company recorded stock-based consulting expense of $10,125.

In October and November 2005, in connection with the exercise of 275,000 common stock warrants, the Company issued 275,000 shares of common stock for proceeds of $44,000.

On November 16, 2005, the Company issued 56,000 shares of common stock for accrued rent. The shares were issued at the fair values at the date of the issuance of $19,040 or $.34 per share. For the year ended December 31 2005, in connection with these shares, the Company recorded rent expense of $19,040.

On November 23, 2005, the Company issued 15,000 shares of its common stock for legal services rendered. The shares were issued at the fair values at the date of the issuance of $4,650 or $.31 per share. For the year ended December 31 2005, in connection with these shares, the Company recorded legal fees of $4,650.

For the year ended December 31, 2005, the Company amortized stock-based compensation of $299,213 from the issuance of shares in 2004.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Options
--------------------

1999 Stock Option Plan
----------------------

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

2001 Equity Compensation Plan
-----------------------------

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Options (continued)
--------------------------------

The term of the options granted under the 2001 Plan may not exceed ten years (five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock). The exercise price for incentive stock options may be equal to or greater than the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock at the date of the grant. In the case of an option granted that qualifies as performance based compensation, the exercise price may not be less than 100% of the fair market value of the Company's stock on the date of grant. The exercise price for non-qualified options granted to non-employee directors shall equal 100% of the fair market value of the Company's common stock at the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer.

In 2004, the Company cancelled 1,780,000 that were not exercised prior to expiration or termination of employment from employees or were cancelled by the Company.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Options (continued)
--------------------------------

On September 28, 2005, the Company granted options to purchase 250,000 shares of common stock to various individuals serving on the Company's Science and Security Advisory board for a period of one year. The options are exercisable at $0.35 per share for a period of three years. These options were valued at $69,935 to be amortized over the 12-month terms, beginning October 1, 2005. For the year ended December 31, 2005, the Company recorded stock-based consulting expense of $17,484 and deferred compensation of $52,451 which will be amortized over the remaining term. The fair market value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 144% and expected term of 3 years.

On September 28, 2005, the Company granted options to purchase 400,000 shares of common stock to an employee of the Company. The options are exercisable as follows: 100,000 options at $.40 per share, 100,000 options at $.50 per share, 100,000 options at $.60 per share, and 100,000 options at $.70 per share. The exercise prices were greater than the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized for these options. Additionally, the Company granted options to purchase 100,000 shares of common stock to this employee with an exercise price of $.30 per share which was less than the fair market value of the common stock at the grant date. Accordingly, in connection with these options, the Company recorded stock-based compensation of $5,000 during the year ended December 31, 2005 under the intrinsic value method of APB 25.

On October 1, 2005, the Company entered into a one-year consulting agreement and granted options to purchase 200,000 shares of common stock to a consultant for business development services. The options are exercisable at $0.40 per share and expire on October 1, 2010. These options were valued at $60,341 to be amortized over the 12-month terms, beginning October 1, 2005. For the year ended December 31, 2005, the Company recorded stock-based consulting expense of $15,085 and deferred compensation of $45,256 which will be amortized over the remaining term. The fair market value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 144% and expected term of 5 years.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Options (continued)
--------------------------------

A summary of the stock options as of December 31, 2005 and 2004 and changes during the periods is presented below:

                                            Year Ended December 31, 2005      Year Ended December 31, 2004
                                           ------------------------------    ------------------------------
                                            Number of    Weighted Average     Number of    Weighted Average
                                             Options      Exercise Price       Options      Exercise Price
                                           ----------    ----------------    ----------    ----------------
Balance at beginning of year .....          2,085,000          $0.35          2,345,000          $0.56
Granted ..........................          2,400,000           0.30          1,520,000           0.22
Exercised ........................                  -           -                     -           -
Forfeited ........................            (40,000)          0.39         (1,780,000)          0.53
                                           ----------          -----         ----------          -----
Balance at end of year ...........          4,445,000          $0.32          2,085,000          $0.35
                                           ==========          =====         ==========          =====

Options exercisable at end of year          4,445,000          $0.32          2,085,000          $0.35
                                           ==========          =====         ==========          =====

Weighted average fair value of
options granted during the year ..                             $0.30                             $0.22

The following table summarizes information about employee stock options outstanding at December 31, 2005:

                             Options Outstanding                        Options Exercisable
               ----------------------------------------------     ------------------------------
                                      Weighted
                                       Average       Weighted                           Weighted
 Range of           Number           Remaining       Average           Number            Average
 Exercise        Outstanding at      Contractual     Exercise      Exercisable at       Exercise
  Price        December 31, 2005        Life           Price      December 31, 2005      Price
----------     -----------------     -----------     --------     -----------------     --------
$0.69-0.79           625,000         1.40 Years       $ 0.72            625,000          $ 0.72
 0.50-0.60           200,000         2.75 Years         0.55            200,000            0.55
      0.40           300,000         3.75 Years         0.40            300,000            0.40
 0.30-0.35           350,000         2.75 Years         0.34            350,000            0.34
 0.22-0.27         1,500,000         3.40 Years         0.24          1,500,000            0.24
 0.19-.020         1,470,000         3.20 Years         0.19          1,470,000            0.19
               -----------------                     --------     -----------------     --------
                   4,445,000                          $ 0.323         4,445,000          $ 0.323
               =================                     ========     =================     ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Warrants (continued)
---------------------------------

In April 2004, in connection with a private placement, the Company granted 600,000 purchase warrants to investors. The warrants are exercisable at $.20 per common share and expire in April 2009.

In May and June 2004, in connection with a private placement, the Company granted 2,450,000 purchase warrants to investors. The warrants are exercisable at $.50 per common share and expire in May 2009.

On February 21, 2005, the Company granted 200,000 warrants to consultants for services rendered. The warrants expire 3 years from the date of grant and are exercisable at $0.30 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.15 or $30,023 and recorded stock-based consulting expense.

During June 2005 to September 30, 2005, in connection with a private placement (See Note 3), the Company granted 669,500 purchase warrants to investors and granted warrants to purchase 334,750 shares of common stock, as compensation to the placement agent. The warrants are exercisable at $.16 per common share and expire in five years.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Warrants (continued)
---------------------------------

Stock warrant activity for the years ended December 31, 2005 and 2004 is summarized as follows:

                                            Year Ended December 31, 2005      Year Ended December 31, 2004
                                           ------------------------------    ------------------------------
                                            Number of    Weighted Average     Number of    Weighted Average
                                             Warrants     Exercise Price      Warrants      Exercise Price
                                           ----------    ----------------    ----------    ----------------
Balance at beginning of year ......          9,682,590         $0.87          6,632,590         $1.06
Granted ...........................          4,704,250          0.19          3,050,000          0.44
Exercised .........................           (926,500)         0.185                 -           -
Forfeited .........................                  -           -                    -           -
                                           -----------         ------         ---------         -----
Balance at end of year ............         13,460,340         $0.67          9,682,590         $0.87
                                           ===========         ======         =========         =====

Warrants exercisable at end of year         12,460,340         $0.70          9,682,590         $0.87
                                           ===========         ======         =========         =====

Weighted average fair value of
options granted during the year ...                            $0.19                            $0.44

The following table summarizes information about stock warrants outstanding at December 31, 2005:

                            Warrants Outstanding                       Warrants Exercisable
               ----------------------------------------------     ------------------------------
                                      Weighted
                                       Average       Weighted                           Weighted
 Range of           Number           Remaining       Average           Number            Average
 Exercise        Outstanding at      Contractual     Exercise      Exercisable at       Exercise
  Price        December 31, 2005        Life           Price      December 31, 2005      Price
----------     -----------------     -----------     --------     -----------------     --------
$0.50-0.55          2,926,300        3.15 Years       $ 0.52           2,926,300         $ 0.52
 1.25-1.50          5,026,290        1.07 Years         1.28           5,026,290           1.28
      0.30            200,000        2.14 Years         0.30             200,000           0.30
 0.10-0.19          5,307,750        3.90 Years         0.17           4,307,750           0.17
               -----------------                     --------     -----------------     --------
                   13,460,340                         $ 0.67          12,460,340         $ 0.70
               =================                     ========     =================     ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 12 - COMMITMENTS

Operating Lease
---------------

The Company leases office space on a month-to-month basis. Additionally, the Company received rental income of $4,800 which has been netted with rent expense. For the years ended December 31, 2005 and 2004, rent expense was $54,591 and $56,546, respectively.

Cooperative Research and Development Agreement
----------------------------------------------

On November 7, 2005, the Company entered into a Cooperative Research and Development Agreement ("CRADA") for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. The Company has agreed to provide $150,000 within 30 days after the effect day of the CRADA and additional payments as follows:

         60 days after effective date of CRADA               $65,000
         90 days after effective date of CRADA               $65,000
         120 days after effective date of CRADA              $65,000
         150 days after effective date of CRADA              $65,000
         180 days after effective date of CRADA              $65,000
         210 days after effective date of CRADA              $65,000
         240 days after effective date of CRADA              $49,000

Failure by the Company to provide the necessary advance funding is cause for termination of the CRADA in accordance with the Termination article of this CRADA.

Employment agreements
---------------------

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 12 - COMMITMENTS (CONTINUED)

Employment agreements (continued)
---------------------------------

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 12 - COMMITMENTS (CONTINUED)

Employment agreements (continued)
---------------------------------

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


NOTE 13 - SUBSEQUENT EVENTS

On January 1, 2006, the Company entered into a stock exchange agreement with UT-Battelle, LLC. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued to the Company (see note 5) for $150,000 in cash. The Company cancelled the returned shares.

On March 7, 2006, the Company completed a private placement of $2,451,000 of financing of units of its securities consisting in the aggregate of 11,140,910 shares of its common stock and warrants to purchase 5,570,455 shares of common stock. The warrants are exercisable at $0.35 per share for a term of five years. The purchasers of the units are certain accredited investors. The net proceeds from the transaction are being used to eliminate debt of the Company owing to certain prior note holders and for working capital purposes. The prior note holders have also agreed to convert an additional $142,500 principal amount of such notes for 647,722 shares of common stock, which conversion is exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

The warrants are redeemable by the Company at any time following the first anniversary of the completion of the transaction at a redemption price equal to $0.05 per warrant share, provided the closing price of the Company's common stock is in excess of $0.60 for 20 consecutive trading days on the date of the notice of redemption, and further provided that the average daily trading volume during this period is greater than 100,000 shares per day.

The securities are subject to "full ratchet" anti-dilution protection during the initial nine months following the closing, including common stock of the Company comprising the units and retained by the investor, as well as shares received upon exercise of the warrants. Following the initial one year period, the warrants are subject to "weighted-average" anti-dilution protection. There are limited exceptions to the anti-dilution protection afforded to the investors.

The Company has agreed to file a registration statement covering the shares of the common stock underlying the securities issued. In the event the registration statement is not filed by May 7, 2006 or does not become effective by July 21, 2006, then the number of shares of common stock included within the units and the number of common shares underlying the warrants shall be increased by 2% for each 30-day period following such period.

Joseph Stevens & Company, Inc. served as placement agent for the transaction and received a placement agent cash fee of $245,100. In addition, the placement agent also received a non-accountable expense fee of $73,530. The placement agent also received 2,451,000 shares of common stock as additional compensation for serving as placement agent, and is entitled to receive a cash fee equal to 5% of the gross proceeds received by the Company upon exercise of the warrants in compliance with NASD rules.