Form 10QSB
period 2006-03-31
SENSE HOLDINGS INC
filed 2006-05-15
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

             For the transition period from __________ to __________


                        COMMISSION FILE NUMBER: 333-87293


                              SENSE HOLDINGS, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


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


                                 (954) 726-1422
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,167,521 shares at May 4, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [x]

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, our ability to successfully develop licensed technology into commercially viable products, acceptance of our products in the marketplace, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this quarterly report, the terms the "Company," "we," "us," "ours," and similar terms refers to Sense Holdings, Inc., a Florida corporation, and our subsidiary.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 2006


                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements ................................    3

         Consolidated Balance Sheet - March 31,2006(unaudited) ............    3

         Consolidated Statements of Operations (unaudited)
         For the Three Months Ended March 31,2006 and 2005 ................    4

         Consolidated Statements of Cash Flows (unaudited)
         For the Three Months Ended March 31, 2006 and 2005 ...............    5

         Notes to Unaudited Consolidated Financial Statements ............. 6-14

Item 2.  Management's Discussion and Analysis or Plan of Operation ........15-20

Item 3.  Controls and Procedures ..........................................   21


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......21-22

Item 3.  Defaults Upon Senior Securities ..................................   22

Item 4.  Submission of Matter to a Vote of Security Holders ...............   22

Item 5.  Other Information ................................................   22

Item 6.  Exhibits .........................................................   22

Signatures ................................................................   22

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents ....................................  $  1,054,067
   Accounts receivable, net of allowance
     for doubtful accounts of $53,090 ...........................        44,730
   Inventories, net .............................................        35,148
   Other current assets .........................................       167,935
                                                                   ------------

      Total current assets ......................................     1,301,880
                                                                   ------------

PROPERTY AND EQUIPMENT, net .....................................        10,655
                                                                   ------------

OTHER ASSETS:
   Intangible asset, net ........................................       260,000
   Due from shareholders ........................................        59,957
   Deposits .....................................................         9,807
                                                                   ------------

      Total other assets ........................................       329,764
                                                                   ------------

      Total assets ..............................................  $  1,642,299
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Note payable .................................................        25,000
   Accounts payable .............................................        47,553
   Accrued expenses .............................................       212,714
   Accrued interest payable .....................................        39,624
   Deferred revenue .............................................        30,426
                                                                   ------------

      Total current liabilities .................................       355,317
                                                                   ------------

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value, 100,000,000 shares authorized;
     48,768,496 shares issued and outstanding ...................     4,876,850
   Additional paid-in capital ...................................     9,069,376
   Accumulated deficit ..........................................   (12,234,018)
   Deferred compensation ........................................      (425,226)
                                                                   ------------

      Total shareholders' equity ................................     1,286,982
                                                                   ------------

      Total liabilities and shareholders' equity ................  $  1,642,299
                                                                   ============

            See notes to unaudited consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)
Revenues:
   Sale of tangible products .....................  $     11,863   $     29,361
   Service and maintenance .......................        18,518         18,502
                                                    ------------   ------------

      Total revenues .............................        30,381         47,863

Cost of goods sold - tangible products ...........        15,200         10,320
                                                    ------------   ------------

Gross profit .....................................        15,181         37,543
                                                    ------------   ------------

Operating expenses:
   Compensation and related taxes ................       130,091        103,403
   Consulting expense ............................       264,344        194,363
   Research and development ......................       186,249         38,036
   Other selling, general and administrative .....       220,109         94,116
                                                    ------------   ------------

      Total operating expenses ...................       800,793        429,918
                                                    ------------   ------------

Loss from operations .............................      (785,612)      (392,375)
                                                    ------------   ------------

Other income (expenses):
   Interest income ...............................         1,824          2,968
   Interest expense ..............................      (143,730)        (1,432)
   Debt issuance costs ...........................       (89,692)             -
   Registration rights penalties .................      (156,958)             -
   Unrealized loss on securities .................             -           (251)
                                                    ------------   ------------

      Total other income (expenses) ..............      (388,556)         1,285
                                                    ------------   ------------

Net loss .........................................  $ (1,174,168)  $   (391,090)
                                                    ============   ============


Net loss per common share - basic and diluted ....  $      (0.03)  $      (0.01)
                                                    ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...............    41,092,248     33,140,591
                                                    ============   ============

            See notes to unaudited consolidated financial statements.

                               SENSE HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      For the Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                          2006           2005
                                                                      -----------    -----------
                                                                      (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net loss ........................................................   $(1,174,168)   $  (391,090)
                                                                      -----------    -----------
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization .................................         2,905          2,905
    Common stock, warrants and options issued for services ........        32,800         30,023
    Amortization of deferred compensation .........................       221,344        164,340
    Interest income on shareholder loans ..........................          (582)          (641)
    Amortization of debt issuance costs ...........................        89,692              -
    Amortization of discount of notes payable .....................        92,994              -
    Amortization of license rights ................................        15,000              -
    Common stock issued in connection with conversion of debt .....        21,923              -
    Unrealized gain on investments ................................             -            251
    Allowance for doubtful accounts ...............................         6,831              -
    Allowance for slow moving inventory ...........................        11,500              -
    Registration rights penalty ...................................       156,958              -
  Changes in assets and liabilities:
    Accounts receivable ...........................................       404,574        (20,534)
    Inventories ...................................................        (6,628)         3,385
    Other current assets ..........................................       (96,800)         6,243
    Accounts payable ..............................................      (122,415)        (7,112)
    Due to related parties ........................................        (5,464)             -
    Accrued expenses ..............................................       (16,232)         6,490
    Deferred revenue ..............................................       (18,143)         4,418
                                                                      -----------    -----------

      Total adjustments ...........................................       790,257        189,768
                                                                      -----------    -----------

Net cash used in operating activities .............................      (383,911)      (201,322)
                                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of intangible asset ....................................      (150,000)             -
                                                                      -----------    -----------

Net cash flows used in investing activities .......................      (150,000)             -
                                                                      -----------    -----------

Cash flows from financing activities:
  Payments on convertible notes payable ...........................      (527,000)             -
  Proceeds from sale of common stock ..............................     2,451,000              -
  Payment of placement fees and expenses ..........................      (364,718)             -
  Proceeds from margin loan .......................................             -             72
  Proceeds from exercise of warrants ..............................             -        120,800
                                                                      -----------    -----------

Net cash flows provided by financing activities ...................     1,559,282        120,872
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents ..............     1,025,371        (80,450)

Cash and cash equivalents - beginning of year .....................        28,696        637,542
                                                                      -----------    -----------

Cash and cash equivalents - end of period .........................   $ 1,054,067    $   557,092
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ......................................................   $    28,813    $         -
                                                                      ===========    ===========
    Income taxes ..................................................   $         -    $         -
                                                                      ===========    ===========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for debt ................................   $   142,500    $    14,700
                                                                      ===========    ===========
      Common stock cancelled pursuant to share exchange agreement .   $   150,000    $         -
                                                                      ===========    ===========

                    See notes to unaudited consolidated financial statements.

                                               -5-

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Accounts receivable
-------------------

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2006, the allowance for doubtful accounts was $53,090.

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

Stock Options
-------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options (continued)
-------------------------

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company did not grant any stock options during the three months ended March 31, 2005.

Revenue Recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company's control.

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

Loss per Common Share
---------------------

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at March 31, 2006 include the following:

         Options      4,445,000
         Warrants    19,030,795
                     ----------
                     23,475,795
                     ==========

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006

NOTE 2 - INVENTORIES

At March 31, 2006 inventories consists of:

         Raw materials                               $ 41,448
         Finished goods                                45,800
                                                     --------
                                                       87,248
         Less: Reserve for slow moving inventory      (52,100)
                                                     --------
                                                     $ 35,148
                                                     ========

NOTE 3 - INTANGIBLE ASSETS

Effective August 1, 2005, the Company entered into an Exclusive Patent License Agreement with UT-Battelle, LLC. The License Agreement supersedes and replaces an agreement dated March 26, 2001. Under the August 1, 2005 Patent License Agreement, the Company licenses certain patent rights relating to the detection of unexploded ordnance, and UT-Battelle has granted the Company the exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products incorporating the licensed patents, relating to all (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, grenades, rockets and other unexploded devices. The Company has also been granted a 24-month right of first refusal to negotiate a patent license agreement with UT-Battelle for its proprietary technology relating to the detection of biological warfare agents in security applications, such as anthrax, cholera, ebola, plague, ricin, smallpox and tularemia.

In connection with the August 1, 2005 Patent License Agreement, as consideration for the license grants by UT-Battelle, the Company:

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006

NOTE 3 - INTANGIBLE ASSETS (CONTINUED)

At March 31, 2006, intangible assets consist of the following:

         License rights                     $ 300,000
         Less:  accumulated amortization      (40,000)
                                            ---------
                                            $ 260,000
                                            =========

Amortization expense amounted to $15,000 for the three months ended March 31, 2006.

Amortization expense attributable to future periods is as follows:

         Year ending March 31:
         2007                               $  60,000
         2008                                  60,000
         2009                                  60,000
         2010                                  60,000
         2011                                  20,000
                                            ---------
                                            $ 260,000
                                            =========

NOTE 4 - CONVERTIBLE NOTES PAYABLE

From June 2005 to September 2005, the Company offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consisted of a promissory note in the principal amount of $50,000 (the "Notes") and a common stock purchase warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. The Notes had a term of 14 months, and provided for interest accrual on unpaid principal at the rate of 10% per year. Interest under the Notes was payable quarterly commencing on September 1, 2005.

At the sole election of the Holder, any portion of the unpaid principal balance of these notes may have been converted into shares of common stock of the Company at a conversion rate equal to $0.26 per common share.

The Company had agreed to file a registration statement within 45 days of the final closing date of the Offering. The Company shall use its good faith best efforts to ensure that such registration is declared effective within 90 days of the Final Closing Date. The Company agrees to respond to any SEC comments within 10 days. In the event that the Company does not respond to SEC comments within 10 days or once the Registration Statement is declared effective, it does not stay effective for 60 consecutive days, then the number of warrants shall be increased by two percent (2%) for each 30 day period following such 60 day period, as the case may be. In connection with a private placement in March 2006, the investors waived this registration rights penalty and agreed that the Company will register the common shares and underlying warrants with the Company's anticipated filing of a registration statement in May 2006.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006

NOTE 4 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

In 2005, the Company sold to new investors an aggregate of $669,500 of the Units for net proceeds of $602,550 (net of placement fees of $66,950). In connection with these convertible notes, warrants to purchase 669,500 common shares were issued to the holders at an exercise price per share of $0.16. The warrants are exercisable immediately and expire five years from date of grant through September 23, 2010. These warrants were treated as a discount on the convertible notes and were valued at $138,669 to be amortized over the note terms of 14 months. The fair market value of each stock warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.5%, volatility ranging from 138% to 145% and expected term of 5 years. Additionally, in connection with the convertible notes, the Company did not record any beneficial conversion since the conversion price was greater than the fair market value of the Company's shares of common stock on the date of grant.

In March 2006, note holders comprising the $669,500 convertible notes payable converted $142,500 of debt into 647,727 shares of common stock at a conversion price per share of $.22. This conversion price was less than the conversion price of $.26 per share resulting in additional 99,650 shares being issued (included in 647,727 shares issued). In connection with the reduction of the conversion price and the issuance of additional shares, the Company recorded interest expense of $21,923. Additionally, the Company repaid note holders the remaining principal balance of $527,000.

For the three months ended March 31, 2006, the remaining amount of amortization of the discount on the convertible notes charged to interest expense was $92,994.

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis. In 2005, the Company paid placement fees of $66,950 to Skyebanc. In 2005, the Company also granted warrants to purchase 334,750 shares of its common stock to Skyebanc for its services with regard to the offering at an exercise price of $.16 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost on the convertible notes and were valued at $69,335 to be amortized over the 14-month note terms. The fair market value of each stock warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.25%, volatility ranging from 138% to 145% and expected term of 5 years. For the three months ended March 31, 2006, amortization of the remaining debt issuance costs amounted to $89,692.

NOTE 5 - SHAREHOLDERS' EQUITY

Common stock
------------

On January 1, 2006, the Company entered into a stock exchange agreement with UT-Battelle, LLC. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued to the Company (see note 3) for $150,000 in cash. The Company cancelled the returned shares.

On February 17, 2006, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 100,000 shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.28 per share. For the three months ended March 31 2006, in connection with these shares, the Company recorded non-cash consulting expense of $14,000 and deferred compensation of $14,000 to be amortized over the remaining contract period.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006

NOTE 5 - SHAREHOLDERS' EQUITY

Common stock (continued)
------------------------

On February 17, 2006, the Company issued 40,000 shares of its common stock for investor relations services rendered. The shares were issued at the fair values at the date of the issuance of $11,200 or $.28 per share. For the three months ended March 31 2006, in connection with these shares, the Company recorded stock-based consulting expense of $11,200.

On February 17, 2006, the Company issued 10,000 shares of its common stock for website development services rendered. The shares were issued at the fair values at the date of the issuance of $2,800 or $.28 per share. For the three months ended March 31 2006, in connection with these shares, the Company recorded stock-based consulting expense of $2,800.

On March 6, 2006, the Company issued 20,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $4,800 or $.24 per share. For the three months ended March 31 2006, in connection with these shares, the Company recorded professional fees of $4,800.

On March 7, 2006, the Company completed a private placement to accredited investors and received gross proceeds of $2,451,000 from the sale of units consisting in the aggregate of 11,140,910 shares of its common stock and warrants to purchase 5,570,455 shares of common stock. The warrants are exercisable at $0.35 per share for a term of five years. The net proceeds from the transaction are being used to eliminate debt of the Company owing to certain prior note holders and for working capital purposes.

The warrants are redeemable by the Company at any time following the first anniversary of the completion of the transaction at a redemption price equal to $0.05 per warrant share, provided the closing price of the Company's common stock is in excess of $0.60 for 20 consecutive trading days on the date of the notice of redemption, and further provided that the average daily trading volume during the 20-day period is greater than 100,000 shares per day.

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

The Company has agreed to file a registration statement covering the shares of the common stock underlying the securities issued. In the event the registration statement is not filed by May 7, 2006 or does not become effective by July 21, 2006, then the number of shares of common stock included within the units and the number of common shares underlying the warrants shall be increased by 2% for each 30-day period following such period. The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. In connection with registration rights, the Company has accrued estimated registration rights penalties of $156,958 which are included in accrued expenses on the accompanying consolidated balance sheet. The Company did not file the registration statement on a timely basis and liquidated damages began to accrue on such date.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Common stock (continued)
------------------------

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

On March 2006, holders of the $669,500 convertible notes payable (see note 4) converted $142,500 of debt into 647,727 shares of common stock at a conversion price per share of $.22. This conversion price was less than the original agreed upon conversion price of $.26 per share resulting in additional 99,650 shares being issued (included in 647,727 shares issued above). In connection with the reduction of the conversion price and the issuance of additional shares, the Company recorded interest expense of $21,923.

For the three months ended March 31, 2006, the Company amortized stock-based compensation of $221,344 from the issuance of shares, options, and warrants in 2005 and 2006.

Stock option
------------

Stock option activity for the three months ended March 31, 2006 is summarized as follows:

                                                Number of       Weighted average
                                                 shares          exercise price
                                                ---------       ----------------
         Outstanding at December 31, 2005       4,445,000            $0.32
             Granted ....................               -                -
             Exercised ..................               -                -
             Cancelled ..................               -                -
                                                ---------            -----

         Outstanding at March 31, 2006          4,445,000            $0.32
                                                =========            =====

The following table summarizes the Company's stock options outstanding at March 31, 2006:

                  Options Outstanding                          Options Exercisable
--------------------------------------------------------    --------------------------
                                  Weighted
                                   Average      Weighted                      Weighted
 Range of          Number         Remaining     Average         Number        Average
 Exercise      Outstanding at    Contractual    Exercise    Exercisable at    Exercise
   Price       March 31, 2006       Life         Price      March 31, 2006      Price
-----------    --------------    -----------    --------    --------------    --------
$ 0.69-0.79        625,000       1.15 Years      $ 0.72         625,000        $ 0.72
  0.50-0.60        200,000       2.50 Years        0.55         200,000          0.55
       0.40        300,000       3.50 Years        0.40         300,000          0.40
  0.30-0.35        350,000       2.50 Years        0.34         350,000          0.34
  0.22-0.27      1,500,000       3.15 Years        0.24       1,500,000          0.24
  0.19-.020      1,470,000       2.95 Years        0.19       1,470,000          0.19
                 ---------                       ------       ---------        ------
                 4,445,000                       $ 0.32       4,445,000        $ 0.32
                 =========                       ======       =========        ======

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Warrants
---------------------

On March 7, 2006, in connection with a private placement, the Company granted 5,570,455 purchase warrants to investors. The warrants are exercisable at $.35 per common share and expire in five years.

Stock warrant activity for the three months ended March 31, 2006 is summarized as follows:

                                                Number of       Weighted average
                                                 shares          exercise price
                                               ----------       ---------------
         Outstanding at December 31, 2005      13,460,340            $0.67
             Granted ....................       5,570,455             0.35
             Exercised ..................               -                -
             Cancelled ..................               -                -
                                               ----------            -----

         Outstanding at March 31, 2006         19,030,795            $0.57
                                               ==========            =====

The following table summarizes the Company's stock warrants outstanding at March 31, 2006:

                Warrants Outstanding                           Warrants Exercisable
--------------------------------------------------------    --------------------------
                                  Weighted
                                   Average      Weighted                      Weighted
 Range of          Number         Remaining     Average         Number        Average
 Exercise      Outstanding at    Contractual    Exercise    Exercisable at    Exercise
   Price       March 31, 2006       Life         Price      March 31, 2006      Price
-----------    --------------    -----------    --------    --------------    --------
$ 0.35-0.55       8,496,755      4.75 Years       0.40         8,496,755       $ 0.40
  1.25-1.50       5,026,290      0.82 Years       1.28         5,026,290         1.28
       0.30         200,000      1.89 Years       0.30           200,000         0.30
  0.10-0.19       5,307,750      3.65 Years       0.17         5,307,750         0.17
                 ----------                       ----        ----------       ------
                 19,030,795                       0.57        19,030,795       $ 0.57
                 ==========                       ====        ==========       ======

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006

NOTE 6 - COMMITMENTS

Cooperative Research and Development Agreement
----------------------------------------------

On November 7, 2005, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with UT Battelle/Oakridge National Laboratories, covering the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. The Company paid $150,000 within 30 days after the effective day of the CRADA and is required to make additional payments as follows:

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

Failure by the Company to provide the necessary advance funding is cause for termination of the CRADA in accordance with the Termination article of the agreement.

During the three months ended March 31, 2006, the Company has paid $250,000 towards these commitments. The Company had made all required payments in a timely manner and is in good standing on its commitment related to the CRADA.

NOTE 7 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2006, the Company had an accumulated deficit of $12,234,018, and for the three months ended March 31, 2006, incurred net losses and used cash flows from operations of $1,174,168 and $383,911, respectively. While the Company is attempting to increase sales through the licensing of exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products relating to (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices, there has been no growth to support the Company's daily operations. On March 7, 2006, the Company completed a private placement of $2,451,000 and management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 8 - SUBSEQUENT EVENTS

In April 2006, the Company issued 399,025 shares of common stock in a cashless exercise of 529,250 options that were previously granted to investors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Sense Holdings, Inc. for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Sense Holdings, Inc. as filed with the Securities and Exchange Commission.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to use significant working capital and have limited shareholders' equity at March 31, 2006. In recognition of such circumstances, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

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

We currently operate with a core staff of 6 full-time employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2005

REVENUES AND GROSS MARGIN

For the three months ended March 31, 2006, we generated revenues of $30,381. The cost of goods sold was $15,200. This resulted in a gross profit of $15,181 and an overall gross profit percentage of 50% for the three months ended March 31, 2006. For the three months ended March 31, 2005, we generated revenues of $47,863. The cost of goods sold was $10,320 resulting in a gross profit of $37,543 and an overall gross profit percentage of 78.4%. The decrease in revenues generated was $17,482 or a decrease of 36.5%. The decrease in revenues is mainly attributed to a decrease in marketing efforts due to cost-cutting measures. Currently, we lack working capital funds to spend on marketing and advertising programs. Also, we have dedicated man hours and resources to the acquisition and development of intellectual property during fiscal 2005 and for the first quarter of 2006, which has taken away from sales efforts of our existing product line. During the three months ended March 31, 2006, our overall gross profit was lower due to the recording of additional reserves of $11,500 on slow-moving inventory. We continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts. Our revenue breakdown is summarized below:

                                                 Three Months Ended
                                                      March 31,
                                                   2006       2005
                                                 -------    -------
         Revenues:
           Sale of tangible products .........   $11,863    $29,361
           Consulting services and
              maintenance ....................    18,518     18,502
                                                 -------    -------
              Total revenues .................   $30,381    $47,863
                                                 =======    =======

Due to the lack of sales and the slow movement of inventory, we recorded a reserve for slow-moving inventory of $52,100 through March 31, 2006.

For the three months ended March 31, 2006, cost of sales which related to the sale of tangible products was $15,200 (including a charge of $11,500 relating to an additional reserve on slow-moving inventory) as compared to $10,320 for the three months ended March 31, 2005. For the three months ended March 31, 2006, overall gross profits amounted to $15,181 as compared to $37,543 for the three months ended March 31, 2005. This translates into an overall gross profit percentage of 50% for the three months ended March 31, 2006 as compared to 78% for the three months ended March 31, 2005.

OPERATING EXPENSES

For the three months ended March 31, 2006, compensation and related taxes increased to $130,091 as compared to $103,403 for the three months ended March 31, 2005, an increase of $26,688 or 25.8%. The increase was attributable to an increase in executive and office salaries.

For the three months ended March 31, 2006, consulting expenses amounted to $264,344 as compared to $194,363 for the three months ended March 31, 2005, an increase of $69,981 or 36%. The increase is related to the grant of common stock for business development and investor relations services during the three months ended March 31, 2006 as well as the amortization of deferred compensation for shares previously issued.

For the three months ended March 31, 2006, research and development costs amounted to $186,249 as compared to $38,036 for the three months ended March 31, 2005, an increase of $148,213 or 390% that consisted of an increase in fees paid to third parties for development of security products under a Cooperative Research and Development Agreement in 2005 and during the three months ended March 31, 2006 which are being amortized over a one-year period.

For the three months ended March 31, 2006, general and administrative expenses were $220,109 as compared to $94,116 for the three months ended March 31, 2005, an increase of $125,993 or 133.9% and included the following:

                                                 2006            2005
                                               --------        --------
         Rent .........................        $ 14,192        $ 11,042
         Professional fees ............          33,381           7,196
         Investor relations ...........          87,010               -
         Other operating expenses .....          85,526          75,878
                                               --------        --------
              Total ...................        $220,109        $ 94,116
                                               ========        ========

For the three months ended March 31, 2006, rent expense increased to $14,192 as compared to the 2005 period, an increase of $3,150 due to an increase in common area maintenance expenses of $3,750 offset by the receipt of rental income of $600 from the leasing of office space on a month-to-month basis.

For the three months ended March 31, 2006, professional fees increased by $26,185 or 364%. The increase is primarily related to an increase in auditing fees and the issuance of common stock with a fair market value of $4,800 during the three months ended March 31, 2006.

For the three months ended March 31, 2006, we incurred investor relations fees of $87,010 compared to $0 for the three months ended March 31, 2005. These fees were attributable to the promotion of our common stock and business plan to the investment community.

For the three months ended March 31, 2006, other operating expenses increased to $85,526 as compared to $75,878 for the three months ended March 31, 2005, an increase of $9,648 or 12.7%. The increase was attributable to an increase in the amortization of acquired licensing fees of $15,000 offset by a decrease in operating expenses primarily related to cost-cutting measures.

OTHER INCOME (EXPENSES)

Interest income for the three months ended March 31, 2006 was $1,824 compared to $2,968 for the three months ended March 31, 2005. The decrease is due to a decrease in the average interest-bearing deposits.

Interest expense increased to $143,730 for the three months ended March 31, 2006 as compared to interest expense of $1,432 for the three months ended March 31, 2005, an increase of $142,298. This increase is attributable to interest paid on outstanding convertible notes that were repaid or converted to common stock in March 2006, and the amortization of a discount on notes payable of $92,944. Additionally, in connection with the conversion of notes payable to common stock, we issued additional shares with a fair value of $21,923 which we charged to interest expense.

For the three months ended March 31, 2006, we recorded amortization of debt issuance costs of $89,692 related to fees paid in connection with our convertible notes payable compared to $0 for the three months ended March 31, 2005.

For the three months ended March 31, 2006, we recorded a estimated registration rights penalty of $156,958 related to registration rights agreements entered into in connection with our private placement.

OVERALL

We reported a net loss for the three months ended March 31, 2006 of $(1,174,168) compared to a net loss for the three months ended March 31, 2005 of $(391,090). This translates to an overall per-share loss of ($.03) for the three months ended March 31, 2006 compared to per-share loss of ($.01) for the three months ended March 31, 2005.

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

On June 30, 2005, we offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consists of a Promissory Note in the principal amount of $50,000 (the "Notes") and a Common Stock Purchase Warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. As of December 31, 2005, the Company received net proceeds in the amount of $602,550 in connection with the private placement and has granted 669,500 in purchase warrants. In connection with this transaction, the Company issued warrants to purchase 334,750 shares of common stock, as compensation to the placement agent. In march 2006, we repaid $527,000 of these notes and converted the remaining balance to $142,500 to common stock.

In September 2005, we paid $150,000 for exclusive patent licensing rights to UT-Battelle and will pay a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments of $10,000 for 2006, $20,000 for 2007 and $25,000 for 2008 and thereafter.
Additionally, we agreed to pay to UT-Battelle, in the event we sublicense the licensed patents, the greater of 50% of the Company's revenues from sublicensing and the minimum required royalties described above and reimburse UT-Battelle for certain costs and expenses of securing patent protection for the licensed patented technology. In January 2006, we paid an additional $150,000 to UT Battelle in exchange for the return and cancellation 683,333 shares of our common stock.

On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. In 2005, we paid $150,000 within thirty (30) days after the effective day of the CRADA. We also agreed to provide additional payments of $65,000 sixty
(60) days after the effective day or the CRADA; $65,000 ninety (90) days after the effective day of the CRADA; $65,000 120 days after the effective day of the CRADA; $65,000 180 days after the effective day of the CRADA; $65,000 210 days after the effective day of the CRADA and a final payment of $49,000 240 days after the effective date of the CRADA. Failure by us to provide the necessary advance funding is cause for termination of the CRADA in accordance with the Termination article of this CRADA. There are no assurances that such expenditures will develop products that we can market or upon terms and conditions which are acceptable to our client base. For the three months ended March 31, 2006, we paid $250,000 of these payments due. We have made all required payments in a timely manner and are in good standing on our commitments related to the CRADA.

On March 7, 2006, we completed a private placement to accredited investors of $2,451,000 of financing of units of our securities consisting in the aggregate of 11,140,910 shares of its common stock and warrants to purchase 5,570,455 shares of common stock. The warrants are exercisable at $0.35 per share for a term of five years. The net proceeds from the transaction are being used to eliminate debt of the Company owing to certain prior note holders and for working capital purposes. In connection with this private placement, we received net proceeds of $2,086,282.

For the three months ended March 31, 2006, net cash used in operating activities amounted to $383,911 and was attributable primarily to the net loss of $1,174,168 offset by non-cash compensation of $254,144, depreciation and amortization of $2,905, the amortization of the debt offering costs of $89,692, the amortization of the discount on notes payable of $92,994, the amortization of license rights of $15,000, other non-cash items and changes in asset and liability accounts. Additionally, during the three months ended March 31, 2006, we collected accounts receivable of $416,812 and paid research and development fees of $250,000 related to a Cooperative Research and Development Agreement. Cash used in operations for the three months ended March 31, 2005, was $201,322 attributable to a net loss of $391,090 offset by non-cash compensation of $30,023, depreciation and amortization of $2,905, amortization of discount on notes payable of $164,340, and other non-cash items and change in asset and liability accounts of $7,500.

For the three months ended March 31, 2006, net cash used in investing activities was $150,000 attributable to a share exchange agreement whereby we paid $150,000 to UT Battelle for the return and cancellation of 683,333 shares of our common stock previously issued to them I in August 2005. We did not use cash for investing activities in the 2005 period.

For the three months ended March 31, 2006, net cash provided by financing activities was $1,559,282 and consisted of proceeds from the sale of common stock under a private placement of $2,451,000 offset by the payment of placement fees and expenses of $364,718 and the repayment of convertible notes payable of $527,000. For the three months ended March 31, 2005, net cash provided by financing activities was $120,872 and consisted of net proceeds from the exercise of warrants and margins loans of loans of 120,872.

As a result of the above, total cash increased by $1,025,371 during the three months ended March 31, 2006 as compared to a decrease in cash of $80,450 for the three months ended March 31, 2005.

During the next twelve months, we do not foresee needing additional capital unless unforeseen events require more funds than we have currently on hand. On both the long and short term, should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. We may be unable to secure such additional funds on acceptable terms.

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

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company's control.

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

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934), that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 1, 2006, we entered into a stock exchange agreement with UT-Battelle, LLC. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued by us for $150,000 in cash. We cancelled the returned shares.

         On February 17, 2006, we issued 40,000 shares of our common stock for investor relations services rendered.

         On March 6, 2006, we issued 20,000 shares of our common stock for accounting services rendered.

         On March 7, 2006, we completed a private placement of $2,451,000 of financing of units of our securities consisting in the aggregate of 11,140,910 shares of our common stock and warrants to purchase 5,570,455 shares of common stock. The warrants are exercisable at $0.35 per share for a term of five years. The purchasers of the units are accredited investors. The net proceeds from the transaction are being used to eliminate debt of the Company owing to certain prior note holders and for working capital purposes.

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

         We have agreed to file a registration statement covering the shares of the common stock underlying the securities issued. In the event the registration statement is not filed by May 7, 2006 or does not become effective by July 21, 2006, then the number of shares of common stock included within the units and the number of common shares underlying the warrants shall be increased by 2% for each 30-day period following such period.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (CONTINUED)

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

         On March 2006, holders of $669,500 of convertible notes payable converted $142,500 of debt into 647,727 shares of common stock at a conversion price per share of $.22.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS


         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes- Oxley Act of 2002

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY


Date:    May 12, 2006                   By: /S/ Dore Scott Perler
                                        ---------------------
                                        Dore Scott Perler
                                        Chief Executive Officer,
                                        President and Director
                                        (Principal Executive Officer)

Date:    May 12, 2006                   By: /S/ Andrew Goldrich
                                        -------------------
                                        Andrew Goldrich
                                        Chief Financial Officer,
                                        Vice President and Director
                                        (Principal Accounting Officer)