Form 10QSB
period 2006-06-30
SENSE HOLDINGS INC
filed 2006-08-14
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

             For the transition period from __________ to __________


                        COMMISSION FILE NUMBER: 333-87293


                              SENSE HOLDINGS, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                     82-0326560
           ---------                                    ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,913,021 shares at July 31, 2006.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JUNE 30, 2006


                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - June 30, 2006 (unaudited)................3

         Consolidated Statements of Operations (unaudited)
         For the Three Months and Six Months Ended June 30,2006
         and 2005..............................................................4

         Consolidated Statements of Cash Flows (unaudited)
         For Six Months Ended June 30, 2006 and 2005...........................5

         Notes to Unaudited Consolidated Financial Statements...............6-15

Item 2.  Management's Discussion and Analysis or Plan of Operation ........16-21

Item 3.  Controls and Procedures .............................................22


PART II  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........22

Item 6.  Exhibits.............................................................22

Signatures ...................................................................23

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2006
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................  $    527,826
  Accounts receivable, net of allowance
    for doubtful accounts of $1,076 .............................        13,018
  Inventories, net ..............................................        26,760
  Other current assets ..........................................       174,736
                                                                   ------------

     Total current assets .......................................       742,340
                                                                   ------------

PROPERTY AND EQUIPMENT, net .....................................         7,750
                                                                   ------------

OTHER ASSETS:
  Intangible asset, net .........................................       245,000
  Due from shareholders .........................................        60,539
  Deposits ......................................................         9,807
                                                                   ------------

     Total other assets .........................................       315,346
                                                                   ------------

     Total assets ...............................................  $  1,065,436
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable ..................................................        25,000
  Accounts payable ..............................................        45,771
  Accrued expenses ..............................................        50,627
  Accrued interest payable ......................................        23,563
  Deferred revenue ..............................................        17,555
                                                                   ------------

     Total current liabilities ..................................       162,516
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value, 100,000,000 shares authorized;
    49,913,021shares issued and outstanding .....................     4,991,303
  Common stock issuable (350,000 shares) ........................        35,000
  Additional paid-in capital ....................................     9,222,462
  Accumulated deficit ...........................................   (13,022,280)
  Deferred compensation .........................................      (323,565)
                                                                   ------------

     Total shareholders' equity .................................       902,920
                                                                   ------------

     Total liabilities and shareholders' equity .................  $  1,065,436
                                                                   ============

         See notes to unaudited consolidated financial statements.

                                   SENSE HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months Ended      For the Six Months Ended
                                                         June 30,                      June 30,
                                               ---------------------------   ---------------------------
                                                   2006           2005           2006            2005
                                               ------------   ------------   ------------   ------------
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues:
   Sale of tangible products ................  $      1,112   $     14,929   $     12,975   $     44,290
   Service and maintenance ..................        (2,578)         8,865         15,940         27,367
                                               ------------   ------------   ------------   ------------

     Total revenues .........................        (1,466)        23,794         28,915         71,657

Cost of goods sold - tangible products ......        10,584          3,527         25,784         13,847
                                               ------------   ------------   ------------   ------------

Gross profit ................................       (12,050)        20,267          3,131         57,810
                                               ------------   ------------   ------------   ------------

Operating expenses:
   Compensation and related taxes ...........       117,080         95,302        247,171        198,705
   Consulting expense .......................       260,161        102,585        524,505        296,948
   Research and development .................       186,249         39,615        372,498         77,651
   Other selling, general and administrative        282,888        131,869        502,997        225,985
                                               ------------   ------------   ------------   ------------

     Total operating expenses ...............       846,378        369,371      1,647,171        799,289
                                               ------------   ------------   ------------   ------------

Loss from operations ........................      (858,428)      (349,104)    (1,644,040)      (741,479)
                                               ------------   ------------   ------------   ------------

Other income (expenses):
   Interest income ..........................        10,340          2,665         12,164          5,633
   Interest expense .........................        15,997         (1,655)      (127,733)        (3,087)
   Debt issuance costs ......................             -              -        (89,692)             -
   Registration rights penalties ............        43,829              -       (113,129)             -
   Unrealized loss on securities ............             -            610              -            359
                                               ------------   ------------   ------------   ------------

     Total other income (expenses) ..........        70,166          1,620       (318,390)         2,905
                                               ------------   ------------   ------------   ------------

Net loss ....................................  $   (788,262)  $   (347,484)  $ (1,962,430)  $   (738,574)
                                               ============   ============   ============   ============


Net loss per common share - basic and diluted  $      (0.01)  $      (0.01)  $      (0.04)  $      (0.02)
                                               ============   ============   ============   ============

Weighted average number of shares
   outstanding - basic and diluted ..........    49,392,926     33,334,160     45,322,313     33,237,910
                                               ============   ============   ============   ============

                        See notes to unaudited consolidated financial statements.

                                                   -4-

                              SENSE HOLDINGS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     For the Six Months Ended
                                                                             June 30,
                                                                     -------------------------
                                                                        2006           2005
                                                                     -----------   -----------
                                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss ........................................................  $(1,962,430)  $  (738,574)
                                                                     -----------   -----------

  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization .................................        5,810         5,810
    Common stock, warrants and options issued for services ........       68,710        30,023
    Amortization of deferred compensation .........................      476,505       267,114
    Interest income on shareholder loans ..........................       (1,164)       (1,211)
    Amortization of debt issuance costs ...........................       89,692             -
    Amortization of discount of notes payable .....................       92,994             -
    Amortization of license rights ................................       30,000             -
    Common stock issued in connection with conversion of debt .....       21,923             -
    Unrealized gain on investments ................................            -          (359)
    Allowance for doubtful accounts ...............................        6,676        17,473
    Allowance for slow moving inventory ...........................       23,000             -
    Registration rights penalty ...................................      113,129             -
  Changes in assets and liabilities:
    Accounts receivable ...........................................      410,814         7,182
    Inventories ...................................................       (9,740)        7,204
    Other current assets ..........................................     (103,601)      (10,424)
    Accounts payable ..............................................     (124,197)      (11,938)
    Due to related parties ........................................       (5,464)            -
    Accrued expenses ..............................................      (37,422)        8,641
    Deferred revenue ..............................................       (5,387)        7,576
                                                                     -----------   -----------

    Total adjustments .............................................    1,052,278       327,091
                                                                     -----------   -----------

Net cash used in operating activities .............................     (910,152)     (411,483)
                                                                     -----------   -----------

Cash flows from investing activities:
  Purchase of intangible asset ....................................     (150,000)            -
                                                                     -----------   -----------

Net cash flows used in investing activities .......................     (150,000)            -
                                                                     -----------   -----------

Cash flows from financing activities:
  Payments on convertible notes payable ...........................     (527,000)            -
  Proceeds from sale of common stock ..............................    2,451,000             -
  Proceeds from notes payable .....................................            -       150,000
  Payment of placement fees and expenses ..........................     (364,718)            -
  Proceeds from margin loan .......................................            -           669
  Proceeds from exercise of warrants ..............................            -       120,800
                                                                     -----------   -----------

Net cash flows provided by financing activities ...................    1,559,282       271,469
                                                                     -----------   -----------

Net increase (decrease) in cash and cash equivalents ..............      499,130      (140,014)

Cash and cash equivalents - beginning of year .....................       28,696       637,542
                                                                     -----------   -----------

Cash and cash equivalents - end of period .........................  $   527,826   $   497,528
                                                                     ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest ......................................................  $    28,813   $         -
                                                                     ===========   ===========
    Income taxes ..................................................  $         -   $         -
                                                                     ===========   ===========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt ..................................  $   142,500   $    14,700
                                                                     ===========   ===========
    Common stock cancelled pursuant to share exchange agreement ...  $   150,000   $         -
                                                                     ===========   ===========

                   See notes to unaudited consolidated financial statements.

                                              -5-

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sense Technologies, Inc. (the "Company" or "Sense") is a Florida Corporation, formed on July 13, 1998. The Company designs, develops, manufactures and sells fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. The Company has also licensed certain patented technology designed to detect chemical vapors and unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices. The Company has also been granted a 24-month right of first refusal to negotiate a patent license agreement covering security-related applications for proprietary technology relating to the detection of biological warfare agents.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2006, the allowance for doubtful accounts was $1,076.

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

Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. As a result of adopting SFAS No. 123R, the Company's net loss for the six months ended June 30, 2006 was $15,816 higher than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations ("APB Opinion No. 25").

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company did not grant any stock options during the six months ended June 30, 2005.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2006.

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

Loss per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at June 30, 2006 include the following:

         Options               4,445,000
         Warrants             18,010,295
                              ----------
                              22,455,295
                              ==========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-Employee Stock-Based Compensation

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

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses, and note payable approximate their fair market value based on the short-term maturity of these instruments.

Recent accounting pronouncements

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

NOTE 2 - INVENTORIES

At June 30, 2006 inventories consists of:

         Raw materials ..................................     $ 40,257
         Finished goods .................................       18,700
                                                              --------
                                                                58,957
         Less: Reserve for slow moving inventory ........      (32,197)
                                                              --------
                                                              $ 26,760
                                                              ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006

NOTE 3 - INTANGIBLE ASSETS

Effective August 1, 2005, the Company entered into an Exclusive Patent License Agreement with UT-Battelle, LLC. The License Agreement supersedes and replaces an agreement dated March 26, 2001. Under the August 1, 2005 Patent and License Agreement, the Company licenses certain patent rights relating to the detection of unexploded ordnance, and in connection therewith, UT-Battelle has granted the Company the exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products incorporating the licensed patents, relating to all (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, grenades, rockets and other unexploded devices. The Company has also been granted a 24-month right of first refusal to negotiate a patent license agreement with UT-Battelle for its proprietary technology relating to the detection of biological warfare agents in security applications, such as anthrax, cholera, ebola, plague, ricin, smallpox and tularemia.

As consideration for the license grants by UT-Battelle, the Company:

      o paid UT-Battelle an aggregate of $150,000, which amount has been paid and will be amortized over the estimated license life of 5 years;

      o issued to UT-Battelle 833,333 shares of the Company's unregistered common stock (the "Shares"). The shares were issued at the fair value at the date of the issuance of $150,000 or $.18 per share and will be amortized over the estimated license life of 5 years. On January 1, 2006, the Company entered into a stock exchange agreement with UT-Battelle, LLC. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued to the Company (see note 5) for $150,000 in cash. The Company cancelled the returned shares.

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

At June 30, 2006, intangible assets consist of the following:

         License rights ...............................      $ 300,000
         Less:  accumulated amortization ..............        (55,000)
                                                             ---------
                                                             $ 245,000
                                                             =========

Amortization expense amounted to $30,000 for the six months ended June 30, 2006.

Amortization expense attributable to future periods is as follows:

         Year ending June 30:
         2007 ......................................           $ 60,000
         2008 ......................................             60,000
         2009 ......................................             60,000
         2010 ......................................             60,000
         2011 ......................................              5,000
                                                               --------
                                                               $245,000
                                                               ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006

NOTE 4 - CONVERTIBLE NOTES PAYABLE

From June 2005 to September 2005, the Company offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consisted of a promissory note in the principal amount of $50,000 (the "Notes") and a common stock purchase warrant (the "Warrants") to purchase 50,000 shares of the common stock of the Company, exercisable at $0.16 per share for a period of 5 years. The Notes had a term of 14 months, and provided for interest accrual on unpaid principal at the rate of 10% per year. Interest under the Notes was payable quarterly commencing on September 1, 2005.

At the sole election of the Holder, any portion of the unpaid principal balance of these notes may be converted into shares of common stock of the Company at a conversion rate equal to $0.26 per common share.

The Company agreed to file a registration statement within 45 days of the final closing date of the Offering and use its good faith best efforts to cause the registration to become effective within 90 days of the Final Closing Date. The Company also agreed to respond to any SEC comments within 10 days. In the event that the Company does not respond to SEC comments within 10 days or once the Registration Statement is declared effective, it does not stay effective for 60 consecutive days, then the number of warrants shall be increased by two percent (2%) for each 30 day period following such 10-day or 60-day period, as the case may be. In connection with a private placement in March 2006, the investors waived this registration rights penalty and the Company agreed to register the investors' common shares and underlying warrants with the Company's filing of a registration statement which was filed in June 2006. Accordingly, the Company has no obligation to pay penalties under this private placement.

In aggregate, from June 2005 to September 2005, the Company sold to new investors an aggregate of $669,500 of the Units for net proceeds of $602,550 (net of placement fees of $66,950). In connection with these convertible notes, warrants to purchase 669,500 common shares were issued to the holders at an exercise price per share of $0.16. The warrants are exercisable immediately and expire five years from date of grant through September 23, 2010. These warrants were treated as a discount on the convertible notes and were valued at $138,669 to be amortized over the note terms of 14 months. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.50%, volatility ranging from 138% to 145% and expected term of 5 years. Additionally, in connection with the convertible notes, the Company did not record any beneficial conversion since the conversion price was greater than the fair market value.

In March 2006, holders of the $669,500 convertible notes payable described in the preceding paragraph converted $142,500 of debt into 647,727 shares of common stock at a conversion price per share of $.22. This conversion price was less than the conversion price of $.26 per share resulting in additional 99,650 shares being issued (included in 647,727 shares issued). In connection with the reduction of the conversion price and the issuance of additional shares, the Company recorded interest expense of $21,923. Additionally, the Company repaid notes holders the remaining principal balance of $527,000.

For the six months ended June 30, 2006, the remaining amount of amortization of the discount on the convertible notes charged to interest expense was $92,994.

Skyebanc, Inc. ("Skyebanc"), an NASD member broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a commission equal to eight percent (8%) of the gross proceeds from the sale of the securities. The Company also paid Skyebanc, Inc. non-accountable expenses equal to two percent (2%) of the gross proceeds.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006

NOTE 4 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

In 2005, the Company also granted warrants to purchase 334,750 shares of its common stock to Skyebanc for its services with regard to the offering at an exercise price of $.16 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost on the convertible notes and were valued at $69,335 to be amortized over the 14-month note terms. The fair market value of each stock warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.25%, volatility ranging from 138% to 145% and expected term of 5 years. For the six months ended June 30, 2006, amortization of the remaining debt issuance costs amounted to $89,692.

NOTE 5 - SHAREHOLDERS' EQUITY

Common Stock

On January 1, 2006, the Company entered into a stock exchange agreement with UT-Battelle, LLC. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued to the Company (see note 3) for $150,000 in cash. The Company cancelled the returned shares.

On February 17, 2006, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 100,000 shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.28 per share. For the six months ended June 30, 2006, in connection with these shares, the Company recorded non-cash consulting expense of $14,000 and deferred compensation of $14,000 to be amortized over the remaining contract period.

On February 17, 2006, the Company issued 40,000 shares of its common stock for investor relations services rendered. The shares were issued at the fair values at the date of the issuance of $11,200 or $.28 per share. For the six months ended June 30, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $11,200.

On February 17, 2006, the Company issued 10,000 shares of its common stock for website services rendered. The shares were issued at the fair values at the date of the issuance of $2,800 or $.28 per share. For the six months ended June 30, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $2,800.

On March 6, 2006, the Company issued 20,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $4,800 or $.24 per share. For six months ended June 30, 2006, in connection with these shares, the Company recorded professional fees of $4,800.

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)

The securities are subject to "full ratchet" anti-dilution protection during the initial one year period following the closing, including common stock of the Company comprising the units and retained by the investor, as well as shares received upon exercise of the warrants. Following the initial one year period, the warrants are subject to "weighted-average" anti-dilution protection. There are limited exceptions to the anti-dilution protection afforded to the investors.

The Company agreed to file a registration statement covering the shares of the common stock underlying the securities issued. In the event the registration statement was not filed by May 7, 2006 or did not become effective by July 21, 2006, then the number of shares of common stock included within the units and the number of common shares underlying the warrants would have increased by 2% for each 30-day period following such period. The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. On May 31, 2006, in connection with registration rights associated with a 2004 private placement, the Company issued 392,000 shares of its common stock and granted 98,000 warrants for payment of liquidating damages. The Company filed the registration statement on June 16, 2006 and became effective on July 10, 2006.

Joseph Stevens & Company, Inc. served as placement agent for the transaction and received a placement agent cash fee of $245,100. In addition, the placement agent also received a non-accountable expense fee of $73,530. The placement agent also received 2,451,000 shares of common stock as additional compensation for serving as placement agent, and, subject to applicable regulatory requirements, is entitled to receive a cash fee equal to 5% of the gross proceeds received by the Company upon exercise of the warrants.

In March 2006, holders of the $669,500 convertible notes payable (see note 4) converted $142,500 of debt into 647,727 shares of common stock at a conversion price per share of $.22. This conversion price was less than the original agreed upon conversion price of $.26 per share resulting in additional 99,650 shares being issued (included in 647,727 shares issued above). In connection with the reduction of the conversion price and the issuance of additional shares, the Company recorded interest expense of $21,923.

In April 2006, the Company issued 399,025 shares of common stock in a cashless exercise of 529,250 warrants that were previously granted to investors.

On May 1, 2006, the Company issued 35,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $11,025 or $.315 per share. For the six months ended June 30, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $11,025.

On May 8, 2006, the Company issued 50,000 shares of its common stock for consulting services rendered. The shares were issued at the fair values at the date of the issuance of $15,000 or $.30 per share. For the six months ended June 30, 2006, in connection with the issuance of these shares, the Company recorded non-cash consulting expense of $7,500 and deferred compensation of $7,500 to be amortized over the remaining contract period.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)

On May 31, 2006, the Company issued 392,000 shares of its common stock for payment of liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2004 private placement. The shares were issued at the fair values at the date of the issuance of $94,080 or $.24 per share.

On June 27, 2006, the Company issued 150,000 shares of its common stock for investor relations services rendered. Additionally, in connection with this consulting agreement, the Company has agreed to issue an additional 350,000 shares of common stock under this agreement with 150,000 shares due on August 27, 2006. The remaining 200,000 shares are due to the consultant on November 27, 2006 unless the contract is terminated by the parties. These shares are reflected on the accompanying balance sheet as common stock issuable. The shares were issued at the fair values at the date of the issuance of $105,000 or $.21 per share. For the six months ended June 30, 2006, in connection with these shares, the Company recorded non-cash consulting expense of $1,150 and deferred compensation of $103,850 to be amortized over the remaining contract period.

On June 26, 2006, the Company issued 30,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $6,300 or $.21 per share. For six months ended June 30, 2006, in connection with these shares, the Company recorded professional fees of $6,300.

On June 27, 2006, the Company issued 88,500 shares of its common stock for consulting services rendered. The shares were issued at the fair values at the date of the issuance of $18,585 or $.21 per share. For the six months ended June 30, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $18,585.

For the six months ended June 30, 2006, the Company amortized stock-based compensation of $476,505 from the issuance of shares, options, and warrants in 2005 and 2006.

Stock Option

Stock option activity for the six months ended June 30, 2006 is summarized as follows:

                                           Number of     Weighted average
                                            shares        exercise price
                                           ---------     ----------------
       Outstanding at December 31, 2005    4,445,000          $ 0.32
           Granted ....................            -               -
           Exercised ..................            -               -
           Cancelled ..................            -               -
                                           ---------          ------

       Outstanding at June 30, 2006 ...    4,445,000          $ 0.32
                                           =========          ======

The following table summarizes the Company's stock options outstanding at June 30, 2006:

                Options Outstanding                       Options Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                                Average     Weighted                    Weighted
Range of         Number       Remaining     Average        Number        Average
Exercise     Outstanding at   Contractual   Exercise   Exercisable at   Exercise
  Price      June 30, 2006       Life        Price     June 30, 2006      Price
----------   --------------   -----------   --------   --------------   --------
$0.69-0.79        625,000      0.90 Years    $ 0.72         625,000      $ 0.72
 0.50-0.60        200,000      2.25 Years      0.55         200,000        0.55
      0.40        300,000      3.25 Years      0.40         300,000        0.40
 0.30-0.35        350,000      2.25 Years      0.34         350,000        0.34
 0.22-0.27      1,500,000      2.90 Years      0.24       1,500,000        0.24
 0.19-.020      1,470,000      2.70 Years      0.19       1,470,000        0.19
             --------------                 --------   --------------   --------
                4,445,000                    $ 0.32       4,445,000      $ 0.32
             ==============                 ========   ==============   ========

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock Warrants

On March 7, 2006, in connection with a private placement, the Company granted 5,570,455 purchase warrants to investors. The warrants are exercisable at $.35 per common share and expire in five years.

In April 2006, the Company issued 399,025 shares of common stock in a cashless exercise of 529,250 warrants that were previously granted to investors.

On May 18, 2006, the Company granted 100,000 warrants to a consultant at an exercise price of $.20 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.335 or $33,500. For the six months ended June 30, 2006, in connection with these warrants, the Company recorded stock-based consulting expense of $33,500.

On May 31, 2006, the Company granted 98,000 warrants for payment of liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2004 private placement. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.194 or $19,049.

Stock warrant activity for the six months ended June 30, 2006 is summarized as follows:

                                           Number of     Weighted average
                                            shares        exercise price
                                           ----------    ----------------
       Outstanding at December 31, 2005    13,460,340         $ 0.67
           Granted ....................     5,768,455           0.35
           Exercised ..................      (529,250)             -
           Cancelled ..................      (689,250)             -
                                           ----------         ------

       Outstanding at June 30, 2006 ...    18,010,295         $ 0.55
                                           ==========         ======

The following table summarizes the Company's stock warrants outstanding at June 30, 2006:

                Warrants Outstanding                      Warrants Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                                Average     Weighted                    Weighted
Range of         Number       Remaining     Average        Number        Average
Exercise     Outstanding at   Contractual   Exercise   Exercisable at   Exercise
  Price      June 30, 2006       Life        Price     June 30, 2006      Price
----------   --------------   -----------   --------   --------------   --------
$0.35-0.55      8,572,255     2.20 Years     $ 0.40       8,572,255      $ 0.40
 1.25-1.50      4,422,290     0.70 Years       1.25       4,422,290        1.25
      0.30        200,000     1.65 Years       0.30         200,000        0.30
 0.10-0.20      4,815,750     3.80 Years       0.18       4,815,750        0.18
             --------------                 --------   --------------   --------
               18,010,295                    $ 0.55      18,010,295      $ 0.55
             ==============                 ========   ==============   ========


NOTE 6 - COMMITMENTS

Cooperative Research and Development Agreement

On November 7, 2005, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with UT Battelle/Oakridge National Laboratories, covering the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006

NOTE 6 - COMMITMENTS (CONTINUED)

Cooperative Research and Development Agreement (continued)

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

Failure by the Company to provide the necessary advance funding is a cause for termination of the CRADA in accordance with the Termination article of this CRADA.

Through June 30, 2006, the Company has paid $560,000 towards these commitments. The Company had made all required payments in a timely manner and is in good standing on its commitment related to the CRADA.

NOTE 7 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2006, the Company had an accumulated deficit of $13,022,280, and for the six months ended June 30, 2006, incurred net losses and used cash flows from operations of $1,962,430 and $910,152, respectively. While the Company is attempting to increase sales through the licensing of exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products relating to (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices, the growth has not been significant enough to support the Company's daily operations. On March 7, 2006, the Company completed a private placement resulting in gross proceeds of $2,451,000 and management intends to seek additional funding through sales of equity and or/debt securities. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances that these measures will prove effective.

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

OVERVIEW

We design, develop, manufacture and sell fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We also own, license or have optioned for purchase the additional security-related technologies. We also license certain patented technology designed to detect chemical vapors and unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices. We have also been granted a 24-month right of first refusal to negotiate a patent license agreement covering security-related applications for proprietary technology relating to the detection of biological warfare agents.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to use significant working capital and have limited shareholders' equity at June 30, 2006. In recognition of such circumstances, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

Although profit margins may be lower for existing system sales, lower profit margins are significantly offset by dramatically lower operating costs. In addition, we will continue to make customizations to our existing systems if such systems can be supported by our reduction in research and development spending and our smaller staff. However, as discussed above, additional financing is still needed to fund our longer-term operating needs, including our continued conducting of those marketing activities we deem critical to building broad public awareness of, and demand for, our current systems. We believe that additional financing and sales increases we expect to realize from additional marketing activities will be sufficient to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow. There is no assurance we will be able to raise additional financing or increase sales in the coming year.

We have realized, and expect to continue to realize, a gross margin averaging approximately 79% for the six months ended June 30, 2006 and 69% in 2005 on our product sales with higher gross margins on service related revenues. During the six months ended June 30, 2006, we recorded an additional reserve of $23,000 for slow-moving inventory acquired in previous years. With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES AND GROSS MARGIN

For the six months ended June 30, 2006, we generated revenues of $28,915. The cost of goods sold was $25,784. This resulted in a gross profit of $3,131 and an overall gross profit percentage of 11% for the six months ended June 30, 2006. For the six months ended June 30, 2005, we generated revenues of $71,657. The cost of goods sold was $13,847 resulting in a gross profit of $57,810 and an overall gross profit percentage of 80.6%. The decrease in revenues generated was $42,742 or a decrease of 59.6%. The decrease in revenues is mainly attributed to a decrease in marketing efforts of our existing products and further concentration on the development of new products which has taken away from sales efforts of our existing product line. During the six months ended June 30, 2006, our overall gross profit was lower due to the recording of additional reserves of $23,000 on slow-moving inventory. We continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts. Our revenue breakdown is summarized below:

                                                Six Months Ended
                                                    June 30,
                                                2006       2005
                                               -------   --------
       Revenues:
         Sale of tangible products .........   $12,975    $44,290
         Consulting services and
            maintenance ....................    15,940     27,367
                                               -------   --------

            Total revenues .................   $28,915    $71,657
                                              ========   ========

At June 30, 2006, inventories were unusually high considering the level of sales for the six months ended June 30, 2006. In 2004, we purchased hardware in large quantities in the expectation of future business in order to receive volume discounts on the hardware. The sales have lagged behind the expectations of future business. However, all of the hardware that we carry in inventory is still utilized in our core products and we have no plans to redesign the core products to render the inventory obsolete. We believe that increased sales efforts of our core products will normalize sales versus inventory levels as we order less inventory to support those sales, however due to the lack of sales and the slow movement of inventory, we recorded a reserve for slow-moving inventory of $63,600 through June 30, 2006.

For the six months ended June 30, 2006, cost of sales which related to the sale of tangible products was $25,784 (including a charge of $23,000 relating to an additional reserve on slow-moving inventory) as compared to $13,847 for the six months ended June 30, 2005. For the six months ended June 30, 2006, gross profits amounted to $3,131 as compared to $57,810 for the six months ended June 30, 2005. This translates into an overall gross profit percentage of 11% for the six months ended June 30, 2006 as compared to 80.6% for the six months ended June 30, 2005.

OPERATING EXPENSES

For the six months ended June 30, 2006, compensation and related taxes increased to $247,171 as compared to $198,705 for the six months ended June 30, 2005, an increase of $48,466 or 24.39%. The increase was attributable to an increase in executive and office salaries.

For the six months ended June 30, 2006, consulting expenses amounted to $524,505 as compared to $296,948 for the six months ended June 30, 2005, an increase of $227,577 or 76.6%. The increase is related to the grant of common stock and warrants for business development and investor relations services during the six months ended June 30, 2006 as well as the amortization of deferred compensation for shares previously issued.

For the six months ended June 30, 2006, research and development costs amounted to $372,498 as compared to $77,651 for the six months ended June 30, 2005, an increase of $294,847 or 380% that consisted of an increase in fees paid to third parties for development of security products under a Cooperative Research and Development Agreement in 2005 and during the six months ended June 30, 2006 which are being amortized over a one-year period.

For the six months ended June 30, 2006, general and administrative expenses were $502,997 as compared to $225,985 for the six months ended June 30, 2005, an increase of $277,012 or 122.6% and included the following:

                                                   2006          2005
                                                 --------      --------
         Rent .............................      $ 31,784      $ 22,834
         Professional fees ................        64,286        24,836
         Investor relations ...............       208,230             -
         Other operating expenses .........       198,697       178,315
                                                 --------      --------
              Total .......................      $502,997      $225,985
                                                 ========      ========

For the six months ended June 30, 2006, rent expense increased to $31,784 as compared to the 2005 period, an increase of $8,950 due to an increase in common area maintenance expenses of $9,550 offset by the receipt of rental income of $600 from the leasing of office space on a month-to-month basis.

For the six months ended June 30, 2006, professional fees increased by $39,450 or 159%. The increase is primarily related to an increase in auditing fees and the issuance of common stock with a fair market value of $11,100 during the six months ended June 30, 2006.

For the six months ended June 30, 2006, we incurred investor relations fees of $208,230 compared to $0 for the six months ended June 30, 2005. These fees were attributable to the promotion of our common stock and business plan to the investment community.

For the six months ended June 30, 2006, other operating expenses increased to $198,697 as compared to $178,315 for the six months ended June 30, 2005, an increase of $20,382 or 11.4%. The increase was attributable to an increase in the amortization of acquired licensing fees of $30,000 offset by a decrease in operating expenses primarily related to cost-cutting measures.

OTHER INCOME (EXPENSES)

Interest income for the six months ended June 30, 2006 was $12,164 compared to $5,633 for the six months ended June 30, 2005. The increase is due to an increase in the average interest-bearing deposits.

Interest expense increased to $127,733 for the six months ended June 30, 2006 as compared to interest expense of $3,087 for the six months ended June 30, 2005, an increase of $124,646. This increase is attributable to interest paid on outstanding convertible notes that were repaid or converted to common stock in March 2006, and the amortization of a discount on notes payable of $92,944. Additionally, in connection with the conversion of notes payable to common stock, we issued additional shares with a fair value of $21,923 which we charged to interest expense.

For the six months ended June 30, 2006, we recorded amortization of debt issuance costs of $89,692 related to fees paid in connection with our convertible notes payable compared to $0 for the six months ended June 30, 2005.

For the six months ended June 30, 2006, we recorded registration rights penalty of $113,129 related to registration rights agreements entered into in connection with our private placement. On May 31, 2006, we issued 392,000 shares of common stock and granted 98,000 warrants for payment of liquidating damages.

OVERALL

We reported a net loss for the six months ended June 30, 2006 of $(1,962,430) compared to a net loss for the six months ended June 30, 2005 of $(738,574). This translates to an overall per-share loss of ($.04) for the six months ended June 30, 2006 compared to per-share loss of ($.02) for the six months ended June 30, 2005.

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

On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. In 2005, we paid $150,000 within thirty (30) days after the effective day of the CRADA. We also agreed to provide additional payments of $65,000 sixty
(60) days after the effective day or the CRADA; $65,000 ninety (90) days after the effective day of the CRADA; $65,000 120 days after the effective day of the CRADA; $65,000 180 days after the effective day of the CRADA; $65,000 210 days after the effective day of the CRADA and a final payment of $49,000 240 days after the effective date of the CRADA. Failure by us to provide the necessary advance funding is cause for termination of the CRADA in accordance with the Termination article of this CRADA. There are no assurances that such expenditures will develop products that we can market or upon terms and conditions which are acceptable to our client base. Through June 30, 2006, we paid $560,000 of these payments due. We have made all required payments in a timely manner and are in good standing on its commitment related to the CRADA. We intend on entering into a similar CRADA agreement in the near future under similar terms.

On March 7, 2006, we completed a private placement of units to accredited investors consisting in the aggregate of 11,140,910 shares of our common stock and warrants to purchase 5,570,455 shares of common stock. The warrants are exercisable at $0.35 per share for a term of five years. The net proceeds from the transaction are being used to eliminate debt of the Company owing to certain prior note holders and for working capital purposes. We received gross proceeds of $2,451,000 and net proceeds of $2,086,282 in this transaction.

For the six months ended June 30, 2006, net cash used in operating activities amounted to $910,152 and was attributable primarily to the net loss of $1,962,430 offset by non-cash compensation of $545,215, depreciation and amortization of $5,810, the amortization of the debt offering costs of $89,692, the amortization of the discount on notes payable of $92,994, the amortization of license rights of $30,000, the registration right penalty of $113,129, and other non-cash items and changes in asset and liability accounts of $174,624. Additionally, during the six months ended June 30, 2006, we collected accounts receivable of $410,814 and paid research and development fees of $410,000 related to a Cooperative Research and Development Agreement. Cash used in operations for the six months ended June 30, 2005, was $411,483 attributable to a net loss of $738,574 offset by non-cash compensation of $30,023, depreciation and amortization of $5,810, amortization of deferred compensation of $267,114, and other non-cash items and change in asset and liability accounts of ($24,144).

For the six months ended June 30, 2006, net cash used in investing activities was $150,000 attributable to a share exchange agreement whereby we paid $150,000 to UT Battelle for the return and cancellation of 683,333 shares of our common stock previously issued to them in August 2005. We did not use cash for investing activities in the 2005 period.

For the six months ended June 30, 2006, net cash provided by financing activities was $1,559,282 and consisted of proceeds from the sale of common stock under a private placement of $2,451,000 offset by the payment of placement fees and expenses of $364,718 and the repayment of convertible notes payable of $527,000. For the six months ended June 30, 2005, net cash provided by financing activities was $271,469 and consisted of net proceeds from the exercise of warrants and margins loans of loans of $121,469 and proceeds from notes payable of $150,000.

As a result of the above, total cash increased by $499,130 during the six months ended June 30, 2006 as compared to a decrease in cash of $140,014 for the six months ended June 30, 2005.

During the next twelve months, we foresee the need for additional capital. We will be required to secure additional funds to meet our operating needs. We may be unable to secure such additional funds on acceptable terms.

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


                           PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2006, we issued 392,000 shares of our common stock for payment of liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2004 private placement.

On May 8, 2006, we issued 50,000 shares of our common stock for consulting services rendered.

On June 1, 2006, we issued 150,000 shares of our common stock for investor relations services rendered.

The above recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

In April 2006, we issued 399,025 shares of common stock in a cashless exercise of 529,250 warrants that were previously granted to investors in a prior private placement.

ITEM 6.  EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

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

                       SENSE HOLDINGS, INC. AND SUBSIDIARY


Date:   August 14, 2006        By: /S/ Dore Scott Perler
                                   ------------------------------
                                   Dore Scott Perler
                                   Chief Executive Officer,
                                   President and Director
                                   (Principal Executive Officer)


Date:   August 14, 2006        By: /S/ Andrew Goldrich
                                   ------------------------------
                                   Andrew Goldrich
                                   Chief Financial Officer,
                                   Vice President and Director
                                   (Principal Accounting Officer)