Form 10QSB
period 2006-09-30
SENSE HOLDINGS INC
filed 2006-11-20
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,288,021 shares at October 23, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [x]

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

         When used in this quarterly report, the terms the "Company," "we," "us," "ours," and similar terms refers to Sense Holdings, Inc., a Florida corporation, and our subsidiaries.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 2006

                                      INDEX
                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - September 30, 2006 (unaudited)...........3

         Consolidated Statements of Operations (unaudited)
               For the Three Months and Nine Months Ended
               September 30, 2006 and 2005.....................................4

         Consolidated Statements of Cash Flows (unaudited)
               For Nine Months Ended September 30, 2006 and 2005...............5

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........22

Item 6.  Exhibits.............................................................22

Signatures ...................................................................23

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents ..............................   $    310,543
        Accounts receivable, net of allowance
             for doubtful accounts of $350 .....................         24,134
        Inventories, net .......................................         24,006
        Other current assets ...................................         20,087
                                                                   ------------

           Total current assets ................................        378,770
                                                                   ------------

PROPERTY AND EQUIPMENT, net ....................................          6,925
                                                                   ------------

OTHER ASSETS:
        Due from shareholders ..................................         61,121
        Deposits ...............................................          9,807
                                                                   ------------

           Total other assets ..................................         70,928
                                                                   ------------

           Total assets ........................................   $    456,623
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Note payable ...........................................         25,000
        Accounts payable .......................................         27,740
        Accrued expenses .......................................         74,270
        Accrued interest payable ...............................         24,188
        Deferred revenue .......................................         10,221
                                                                   ------------

           Total current liabilities ...........................        161,419
                                                                   ------------

SHAREHOLDERS' EQUITY:
        Common stock, $.10 par value, 100,000,000
         shares authorized; 50,138,021 shares
         issued and outstanding ................................      5,013,803
        Common stock issuable (150,000 shares) .................         15,000
        Additional paid-in capital .............................      9,372,962
        Accumulated deficit ....................................    (14,093,228)
        Deferred compensation ..................................        (13,333)
                                                                   ------------

           Total shareholders' equity ..........................        295,204
                                                                   ------------

           Total liabilities and shareholders' equity ..........   $    456,623
                                                                   ============

            See notes to unaudited consolidated financial statements.

                                   SENSE HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               For the Three Months Ended     For the Nine Months Ended
                                                      September 30,                 September 30,
                                               ---------------------------   ---------------------------
                                                   2006           2005           2006           2005
                                               ------------   ------------   ------------   ------------
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues:
   Sale of tangible products ................  $     30,360   $      8,517   $     43,335   $     52,807
   Service and maintenance ..................         7,334         12,868         23,274         40,235
                                               ------------   ------------   ------------   ------------

     Total revenues .........................        37,694         21,385         66,609         93,042

Cost of goods sold - tangible products ......         6,282          3,745         32,066         17,592
                                               ------------   ------------   ------------   ------------

Gross profit ................................        31,412         17,640         34,543         75,450
                                               ------------   ------------   ------------   ------------

Operating expenses:
   Compensation and related taxes ...........       235,202        118,528        482,373        317,233
   Consulting and Investor relation expense .       344,394        173,607      1,077,129        470,555
   Research and development .................       186,394         99,451        558,892        177,102
   Other selling, general and administrative         84,349        158,496        379,116        384,481
                                               ------------   ------------   ------------   ------------

     Total operating expenses ...............       850,339        550,082      2,497,510      1,349,371
                                               ------------   ------------   ------------   ------------

Loss from operations ........................      (818,927)      (532,442)    (2,462,967)    (1,273,921)
                                               ------------   ------------   ------------   ------------

Other income (expenses):
   Interest income ..........................         5,002          2,910         17,166          8,543
   Interest expense .........................          (623)       (27,136)      (128,356)       (30,223)
   Debt issuance costs ......................             -        (17,389)       (89,692)       (17,389)
   Loss on impairment of intangible asset ...      (230,000)             -       (230,000)             -
   Registration rights penalties ............       (26,400)             -       (139,529)             -
   Unrealized gain (loss) on securities .....             -           (355)             -              4
                                               ------------   ------------   ------------   ------------

     Total other income (expenses) ..........      (252,021)       (41,970)      (570,411)       (39,065)
                                               ------------   ------------   ------------   ------------

Net loss ....................................  $ (1,070,948)  $   (574,412)  $ (3,033,378)  $ (1,312,986)
                                               ============   ============   ============   ============

Net loss per common share - basic and diluted  $      (0.02)  $      (0.02)  $      (0.06)  $      (0.04)
                                               ============   ============   ============   ============

Weighted average number of shares
   outstanding - basic and diluted ..........    49,993,456     34,156,466     46,902,259     33,547,460
                                               ============   ============   ============   ============

                        See notes to unaudited consolidated financial statements.

                                                   -4-

                              SENSE HOLDINGS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                         2006          2005
                                                                     -----------   -----------
                                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss ........................................................  $(3,033,378)  $(1,312,986)

  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization .................................        6,635         8,715
    Common stock, warrants and options issued for services ........      243,710        35,023
    Amortization of deferred compensation .........................      764,737       456,906
    Interest income on shareholder loans ..........................       (1,746)       (1,793)
    Amortization of debt issuance costs ...........................       89,692        17,389
    Amortization of discount of notes payable .....................       92,994        15,960
    Amortization of license rights ................................       45,000        10,000
    Common stock issued in connection with conversion of debt .....       21,923             -
    Unrealized gain on investments ................................            -            (4)
    Loss on impairment of intangible asset ........................      230,000             -
    Bad debts .....................................................       19,496        24,384
    Allowance for slow moving inventory ...........................       23,000             -
    Registration rights penalty ...................................      113,129             -
  Changes in assets and liabilities:
    Accounts receivable ...........................................      387,268       (29,908)
    Inventories ...................................................       (6,986)      (62,710)
    Other current assets ..........................................       51,048       (29,789)
    Accounts payable ..............................................     (142,228)       34,442
    Due to related parties ........................................       (5,464)            -
    Accrued expenses ..............................................      (13,154)       32,366
    Deferred revenue ..............................................      (13,111)       30,709
                                                                     -----------   -----------

    Total adjustments .............................................    1,905,943       541,690
                                                                     -----------   -----------

Net cash used in operating activities .............................   (1,127,435)     (771,296)
                                                                     -----------   -----------

Cash flows from investing activities:
  Purchase of license rights ......................................            -      (150,000)
  Purchase of intangible asset ....................................     (150,000)            -
                                                                     -----------   -----------

Net cash flows used in investing activities .......................     (150,000)     (150,000)
                                                                     -----------   -----------

Cash flows from financing activities:
  Payments on convertible notes payable ...........................     (527,000)            -
  Proceeds from sale of common stock ..............................    2,451,000             -
  Proceeds from convertible notes payable .........................            -       669,500
  Payment of placement fees and expenses ..........................     (364,718)            -
  Payment of debt issuance cost ...................................            -       (66,950)
  Proceeds from margin loan .......................................            -           815
  Proceeds from exercise of warrants ..............................            -       127,460
                                                                     -----------   -----------

Net cash flows provided by financing activities ...................    1,559,282       730,825
                                                                     -----------   -----------

Net increase (decrease) in cash and cash equivalents ..............      281,847      (190,471)

Cash and cash equivalents - beginning of year .....................       28,696       637,542
                                                                     -----------   -----------

Cash and cash equivalents - end of period .........................  $   310,543   $   447,071
                                                                     ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ......................................................  $    28,813   $         -
                                                                     ===========   ===========
    Income taxes ..................................................  $         -   $         -
                                                                     ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt ..................................  $   142,500   $    14,700
                                                                     ===========   ===========
    Common stock issued for license rights ........................  $         -   $   150,000
                                                                     ===========   ===========
    Common stock cancelled pursuant to share exchange agreement ...  $   150,000   $         -
                                                                     ===========   ===========

                   See notes to unaudited consolidated financial statements.

                                              -5-

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Accounts receivable
-------------------

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2006, the allowance for doubtful accounts was $350.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company did not grant any stock options during the nine months ended September 30, 2005.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company recognized a loss on impairment of intangible assets during the nine months ended September 30, 2006 in connection with the license rights (see note 3).

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

Loss per Common Share
---------------------

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at September 30, 2006 include the following:

         Options ................................    5,195,000
         Warrants ...............................   18,010,295
                                                    ----------
                                                    23,205,295
                                                    ==========

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

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

Recent accounting pronouncements
--------------------------------

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 2 - INVENTORIES

At September 30, 2006 inventories consists of:

         Raw materials ..................................     $ 43,003
         Finished goods .................................       13,200
                                                              --------
                                                                56,203

         Less: Reserve for slow moving inventory ........      (32,197)
                                                              --------
                                                              $ 24,006
                                                              ========

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

Amortization expense of the license rights amounted to $45,000 for the nine months ended September 30, 2006.

In connection with the purchase by the Company of the license rights discussed above, it was deemed by management during the period ended September 30, 2006, that the unamortized portion of the license rights was deemed impaired due to a lack of projected future cash flows. Accordingly, the Company recognized a loss on impairment of intangible assets of $230,000 for the nine months ended September 30, 2006.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

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

For the nine months ended September 30, 2006, the remaining amount of amortization of the discount on the convertible notes charged to interest expense was $92,994.

Skyebanc, Inc. ("Skyebanc"), an NASD member broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a commission equal to eight percent (8%) of the gross proceeds from the sale of the securities. The Company also paid Skyebanc, Inc. non-accountable expenses equal to two percent (2%) of the gross proceeds.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 4 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

In 2005, the Company also granted warrants to purchase 334,750 shares of its common stock to Skyebanc for its services with regard to the offering at an exercise price of $.16 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost on the convertible notes and were valued at $69,335 to be amortized over the 14-month note terms. The fair market value of each stock warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.25%, volatility ranging from 138% to 145% and expected term of 5 years. For the nine months ended September 30, 2006, amortization of the remaining debt issuance costs amounted to $89,692.

NOTE 5 - SHAREHOLDERS' EQUITY

Common stock
------------

On January 1, 2006, the Company entered into a stock exchange agreement with UT-Battelle, LLC. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued to the Company (see note 3) for $150,000 in cash. The Company cancelled the returned shares.

On February 17, 2006, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 100,000 shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.28 per share. For the nine months ended September 30, 2006, in connection with these shares, the Company recorded non-cash consulting expense of $28,000.

On February 17, 2006, the Company issued 40,000 shares of its common stock for investor relations services rendered. The shares were issued at the fair values at the date of the issuance of $11,200 or $.28 per share. For the nine months ended September 30, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $11,200.

On February 17, 2006, the Company issued 10,000 shares of its common stock for website services rendered. The shares were issued at the fair values at the date of the issuance of $2,800 or $.28 per share. For the nine months ended September 30, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $2,800.

On March 6, 2006, the Company issued 20,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $4,800 or $.24 per share. For nine months ended September 30, 2006, in connection with these shares, the Company recorded professional fees of $4,800.

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Common stock (continued)
------------------------

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

The Company agreed to file a registration statement covering the shares of the common stock underlying the securities issued. In the event the registration statement was not filed by May 7, 2006 or did not become effective by July 21, 2006, then the number of shares of common stock included within the units and the number of common shares underlying the warrants would have increased by 2% for each 30-day period following such period. The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. On May 31, 2006, in connection with registration rights associated with a 2004 private placement, the Company issued 392,000 shares of its common stock and granted 98,000 warrants for payment of liquidating damages. The Company filed the registration statement on June 16, 2006 and became effective on July 10, 2006. As of September 30, 2006, the Company has accrued estimated registration rights penalties of $26,400 related to the late filing of its registration statement.

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

On May 1, 2006, the Company issued 35,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $11,025 or $.315 per share. For the nine months ended September 30, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $11,025.

On May 8, 2006, the Company issued 50,000 shares of its common stock for consulting services rendered. The shares were issued at the fair values at the date of the issuance of $15,000 or $.30 per share. For the nine months ended September 30, 2006, in connection with the issuance of these shares, the Company recorded non-cash consulting expense of $15,000.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Common stock (continued)
------------------------

On May 31, 2006, the Company issued 392,000 shares of its common stock for payment of liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2004 private placement. The shares were issued at the fair values at the date of the issuance of $94,080 or $.24 per share.

On June 27, 2006, the Company issued 150,000 shares of its common stock for investor relations services rendered. Additionally, in connection with this consulting agreement, the Company agreed to issue an additional 350,000 shares of common stock under this agreement with 150,000 shares due on August 27, 2006. The 150,000 shares are reflected on the accompanying balance sheet as common stock issuable. The remaining 200,000 shares were due to the consultant on November 27, 2006 unless the contract is terminated by the parties. The Company terminated this contract during the three months ended September 30, 2006. The common shares issued and issuable were valued at the fair values at the date of the contract of $63,000 or $.21 per share. For the nine months ended September 30, 2006, in connection with these shares, the Company recorded non-cash consulting expense of $63,000.

On June 26, 2006, the Company issued 30,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $6,300 or $.21 per share. For nine months ended September 30, 2006, in connection with these shares, the Company recorded professional fees of $6,300.

On June 27, 2006, the Company issued 88,500 shares of its common stock for consulting services rendered. The shares were issued at the fair values at the date of the issuance of $18,585 or $.21 per share. For the nine months ended September 30, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $18,585.

On August 25, 2006, the Company issued 125,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $25,000 or $.20 per share. For the nine months ended September 30, 2006, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $25,000.

On September 1, 2006, the Company issued 100,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $20,000 or $.20 per share. For the nine months ended September 30, 2006, in connection with the issuance of these shares, the Company recorded non-cash consulting expense of $6,667 and deferred compensation of $13,333 to be amortized over the remaining contract period.

For the nine months ended September 30, 2006, the Company amortized stock-based compensation of $764,737 from the issuance of shares, options, and warrants in 2005 and 2006.

Stock options
-------------

On September 1, 2006, the Company granted five-year options to purchase 750,000 shares of common stock to an employee and to two officers/directors of the Company at an exercise price of $.20 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.20 or $150,000. For the nine months ended September 30, 2006, in connection with these options, the Company recorded non-cash compensation expense of $150,000.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Stock options (continued)
-------------------------

Stock option activity for the nine months ended September 30, 2006 is summarized as follows:
                                                   Number of    Weighted average
                                                     shares      exercise price
                                                   ---------    ----------------
         Outstanding at December 31, 2005 .....    4,445,000           0.32
             Granted ..........................      750,000           0.20
             Exercised ........................            -              -
             Cancelled ........................            -              -
                                                   ---------         ------
         Outstanding at September 30, 2006 ....    5,195,000         $ 0.30
                                                   =========         ======

The following table summarizes the Company's stock options outstanding at September 30, 2006:

                       Options Outstanding                Options Exercisable
             ---------------------------------------   -------------------------
                               Weighted
                 Number         Average     Weighted       Number       Weighted
 Range of Outstanding at Remaining Average Exercisable at Average Exercise September 30, Contractual Exercise September 30, Exercise
   Price          2006            Life        Price         2006          Price
----------   --------------   -----------   --------   --------------   --------
$0.69-0.79        625,000       .65 Years   $   0.72        625,000     $   0.72
 0.50-0.60        200,000      2.00 Years       0.55        200,000         0.55
      0.40        300,000      3.00 Years       0.40        300,000         0.40
 0.30-0.35        350,000      2.00 Years       0.34        350,000         0.34
 0.22-0.27      1,500,000      2.65 Years       0.24      1,500,000         0.24
 0.19-.020      2,220,000      3.00 Years       0.20      2,220,000         0.20
             --------------                 --------   --------------   --------
                5,195,000                   $  0.30       5,195,000     $   0.30
             ==============                 ========   ==============   ========

Common Stock Warrants
---------------------

On March 7, 2006, in connection with a private placement, the Company granted 5,570,455 purchase warrants to investors. The warrants are exercisable at $.35 per common share and expire in five years.

In April 2006, the Company issued 399,025 shares of common stock in a cashless exercise of 529,250 warrants that were previously granted to investors.

On May 18, 2006, the Company granted 100,000 warrants to a consultant at an exercise price of $.20 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.335 or $33,500. For the nine months ended September 30, 2006, in connection with these warrants, the Company recorded stock-based consulting expense of $33,500.

On May 31, 2006, the Company granted 98,000 warrants for payment of liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2004 private placement. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.194 or $19,049.

Stock warrant activity for the nine months ended September 30, 2006 is summarized as follows:
                                                   Number of    Weighted average
                                                     shares      exercise price
                                                  ----------    ----------------
         Outstanding at December 31, 2005 .....   13,460,340           0.67
             Granted ..........................    5,768,455           0.35
             Exercised ........................     (529,250)             -
             Cancelled ........................     (689,250)             -
                                                  ----------         ------
         Outstanding at September 30, 2006 ....   18,010,295         $ 0.55
                                                  ==========         ======

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Common Stock warrants (continued)
---------------------------------

The following table summarizes the Company's stock warrants outstanding at September 30, 2006:

                       Options Outstanding                Options Exercisable
             ---------------------------------------   -------------------------
                               Weighted
                Number          Average     Weighted       Number       Weighted
 Range of Outstanding at Remaining Average Exercisable at Average Exercise Decemeber 31, Contractual Exercise Decemeber, 31 Exercise
   Price          2005            Life        Price         2005          Price
----------   --------------   -----------   --------   --------------   --------
$0.35-0.55      8,572,255      1.95 Years   $   0.40      8,572,255     $   0.40
 1.25-1.50      4,422,290      0.45 Years       1.25      4,422,290         1.25
      0.30        200,000      1.40 Years       0.30        200,000         0.30
 0.10-0.20      4,815,750      3.55 Years       0.18      4,815,750         0.18
             --------------                 --------   --------------   --------
               18,010,295                   $   0.55     18,010,295     $   0.55
             ==============                 ========   ==============   ========

NOTE 6 - COMMITMENTS

Cooperative Research and Development Agreement
----------------------------------------------

On November 7, 2005, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with UT Battelle/Oakridge National Laboratories, covering the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. In connection with the CRADA, the Company agreed to make payments aggregating $589,000. Through September 30, 2006, the Company has paid $560,000 towards these commitments. The Company did not pay the remaining $29,000 payable under this CRADA agreement and is currently negotiating a new CRADA agreement for continued research and development of the above mentioned projects.

NOTE 7 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2006, the Company had an accumulated deficit of $14,093,228, and for the nine months ended September 30, 2006, incurred net losses and used cash flows from operations of $3,033,378 and $1,127,435, respectively. While the Company is attempting to increase sales through the licensing of exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products relating to (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices, the growth has not been significant enough to support the Company's daily operations. On March 7, 2006, the Company completed a private placement resulting in gross proceeds of $2,451,000 and management intends to seek additional funding through sales of equity and or/debt securities. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances that these measures will prove effective.

NOTE 8 - SUBSEQUENT EVENT

In October 2006, the Company issued 150,000 shares of common stock which were reflected as common stocks issuable as of September 30, 2006 for investor relations services rendered.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to use significant working capital and have limited shareholders' equity at September 30, 2006. In recognition of such circumstances, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

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

During the nine months ended September 30, 2006, we recorded an additional reserve of $23,000 for slow-moving inventory acquired in previous years. With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES AND GROSS MARGIN

For the nine months ended September 30, 2006, we generated revenues of $66,609. The cost of goods sold was $32,066. This resulted in a gross profit of $34,543 and an overall gross profit percentage of 52% for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, we generated revenues of $93,042. The cost of goods sold was $17,592 resulting in a gross profit of $75,450 and an overall gross profit percentage of 81%. The decrease in revenues generated was $26,433 or a decrease of 28.4%. The decrease in revenues is mainly attributed to a decrease in marketing efforts of our existing products and further concentration on the development of new products which has taken away from sales efforts of our existing product line. During the nine months ended September 30, 2006, our overall gross profit was lower due to the recording of additional reserves of $23,000 on slow-moving inventory. We continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts. Our revenue breakdown is summarized below:

                                                 Nine Months Ended
                                                    September 30,
                                                   2006       2005
                                                 -------    -------
         Revenues:
           Sale of tangible products .........   $43,335    $52,807
           Consulting services and
              maintenance ....................    23,274     40,235
                                                 -------    -------

              Total revenues .................   $66,609    $93,042
                                                 =======    =======

At September 30, 2006, inventories were unusually high considering the level of sales for the nine months ended September 30, 2006. In 2004, we purchased hardware in large quantities in the expectation of future business in order to receive volume discounts on the hardware. The sales have lagged behind the expectations of future business. However, all of the hardware that we carry in inventory is still utilized in our core products and we have no plans to redesign the core products to render the inventory obsolete. We believe that increased sales efforts of our core products will normalize sales versus inventory levels as we order less inventory to support those sales, however due to the lack of sales and the slow movement of inventory, we recorded a reserve for slow-moving inventory of $32,197 at September 30, 2006.

For the nine months ended September 30, 2006, cost of sales which related to the sale of tangible products was $32,066 (including a charge of $23,000 relating to an additional reserve on slow-moving inventory) as compared to $17,592 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, gross profits amounted to $34,543 as compared to $75,450 for the nine months ended September 30, 2005. This translates into an overall gross profit percentage of 52% for the nine months ended September 30, 2006 as compared to 81% for the nine months ended September 30, 2005.

OPERATING EXPENSES

For the nine months ended September 30, 2006, compensation and related taxes increased to $482,373 as compared to $317,233 for the nine months ended September 30, 2005, an increase of $165,140 or 52.1%. The increase was primarily attributable to a non-cash compensation of $150,000 for the nine months ended September 30, 2006 for stock options granted to an employee and directors utilizing the black-scholes model under Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R")as compared to $5,000 for nine months ended September 30, 2005 which we had accounted for stock-based compensation to employees under the intrinsic value method of Accounting Principles Board Opinion No. 25.

For the nine months ended September 30, 2006, consulting expenses amounted to $1,077,129 as compared to $470,555 for the nine months ended September 30, 2005, an increase of $606,574 or 128.91%. The increase is related to the grant of common stock and warrants for business development and investor relations services during the nine months ended September 30, 2006 as well as the amortization of deferred consulting expense for shares previously issued in 2005.

For the nine months ended September 30, 2006, research and development costs amounted to $558,892 as compared to $177,102 for the nine months ended September 30, 2005, an increase of $381,790 or 216% that consisted of an increase in fees paid to third parties for development of security products under a Cooperative Research and Development Agreement in 2005 and during the nine months ended September 30, 2006 which are being amortized over a one-year period.

For the nine months ended September 30, 2006, general and administrative expenses were $379,116 as compared to $384,481 for the nine months ended September 30, 2005, a decrease of $5,365 or 1.4% and included the following:

                                                   2006          2005
                                                 --------      --------
         Rent .............................      $ 42,261      $ 32,023
         Professional fees ................        87,288        83,299
         Other operating expenses .........       249,567       269,159
                                                 --------      --------

              Total .......................      $379,116      $384,481
                                                 ========      ========

For the nine months ended September 30, 2006, rent expense increased to $42,261 as compared to the 2005 period, an increase of $10,238 due to an increase in common area maintenance expenses of $9,550 offset by the receipt of rental income of $725 from the leasing of office space on a month-to-month basis.

For the nine months ended September 30, 2006, professional fees increased by $3,989 or 5%. The increase is primarily related to an increase in auditing fees.

For the nine months ended September 30, 2006, other operating expenses decreased to $249,567 as compared to $269,159 for the nine months ended September 30, 2005, a decrease of $19,592 or 7.2%. The decrease was attributable to a decrease in operating expenses primarily related to cost-cutting measures offset by an increase in the amortization of acquired licensing fees of $45,000.

OTHER INCOME (EXPENSES)

Interest income for the nine months ended September 30, 2006 was $17,166 compared to $8,543 for the nine months ended September 30, 2005. The increase is due to an increase in the average interest-bearing deposits.

Interest expense increased to $128,356 for the nine months ended September 30, 2006 as compared to interest expense of $30,223 for the nine months ended September 30, 2005, an increase of $98,133. This increase is attributable to interest paid on outstanding convertible notes that were repaid or converted to common stock in March 2006, and the amortization of a discount on notes payable of $92,944. Additionally, in connection with the conversion of notes payable to common stock, we issued additional shares with a fair value of $21,923 which we charged to interest expense.

For the nine months ended September 30, 2006, we recorded amortization of debt issuance costs of $89,692 related to fees paid in connection with our convertible notes payable compared to $17,389 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, we recorded a loss on impairment of intangible assets of $230,000 in connection with our license rights which we deemed impaired.

For the nine months ended September 30, 2006, we recorded registration rights penalty of $139,529 related to registration rights agreements entered into in connection with our private placement. On May 31, 2006, we issued 392,000 shares of common stock and granted 98,000 warrants for payment of liquidating damages.

OVERALL

We reported a net loss for the nine months ended September 30, 2006 of $(3,033,378) compared to a net loss for the nine months ended September 30, 2005 of $(1,312,986). This translates to an overall per-share loss of ($.06) for the nine months ended September 30, 2006 compared to per-share loss of ($.04) for the nine months ended September 30, 2005.

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

On June 30, 2005, we offered for sale a maximum of 15 units (the "Units") for $50,000 per Unit, to accredited investors only. Each Unit consists of a Promissory Note in the principal amount of $50,000 (the "Notes") and a Common Stock Purchase Warrant (the "Warrants") to purchase 50,000 shares of the common stock, par value $0.10 per share of the Company, exercisable at $0.16 per share for a period of 5 years. As of December 31, 2005, the Company received net proceeds in the amount of $602,550 in connection with the private placement and issued purchase warrants to purchase 669,500 shares of common stock. In connection with this transaction, the Company issued warrants to purchase 334,750 shares of common stock, as compensation to the placement agent. In March 2006, we repaid $527,000 of these notes and converted the remaining balance to $142,500 to common stock.

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

On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. In connection with the CRADA, we agreed to make payments aggregating $589,000. Through September 30, 2006, we paid $560,000 towards these commitments. We did not pay the remaining $29,000 payable under this CRADA agreement and we are currently negotiating a new CRADA agreement for continued research and development of the above mentioned projects. There are no assurances that such expenditures will develop products that we can market or upon terms and conditions which are acceptable to our client base.

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

For the nine months ended September 30, 2006, net cash used in operating activities amounted to $1,127,435 and was attributable primarily to the net loss of $3,033,378 offset by non-cash compensation of $1,008,447, depreciation and amortization of $6,635, the amortization of the debt offering costs of $89,692, the amortization of the discount on notes payable of $92,994, the amortization of license rights of $45,000, the registration right penalty of $113,129, impairment of intangible asset of $230,000, and other non-cash items and changes in asset and liability accounts of $320,046. Additionally, during the nine months ended September 30, 2006, we collected accounts receivable of approximately $411,000 and paid research and development fees of $410,000 related to a Cooperative Research and Development Agreement. Cash used in operations for the nine months ended September 30, 2005, was $771,296 attributable to a net loss of $1,312,986 offset by non-cash compensation of $35,023, depreciation and amortization of $8,715, amortization of deferred compensation of $456,906, and other non-cash items and change in asset and liability accounts of $41,046.

For the nine months ended September 30, 2006, net cash used in investing activities was $150,000 attributable to a share exchange agreement whereby we paid $150,000 to UT Battelle for the return and cancellation of 683,333 shares of our common stock previously issued to them in August 2005. For the nine months ended September 30, 2005, net cash used in investing activities was $150,000 attributable to the acquisition of patent license rights.

For the nine months ended September 30, 2006, net cash provided by financing activities was $1,559,282 and consisted of proceeds from the sale of common stock under a private placement of $2,451,000 offset by the payment of placement fees and expenses of $364,718 and the repayment of convertible notes payable of $527,000. For the nine months ended September 30, 2005, net cash provided by financing activities was $730,825 and consisted of net proceeds from the exercise of warrants and margins loans of loans of $128,275 and proceeds from notes payable of $669,500 offset by the payment of placement fees of $66,950.

As a result of the above, total cash increased by $281,847 during the nine months ended September 30, 2006 as compared to a decrease in cash of $190,471 for the nine months ended September 30, 2005.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned Subsidiaries. All material inter-company transactions have been eliminated.

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


                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2006, we issued 125,000 shares of our common stock for business development services rendered.

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES

         Date: November 14, 2006        By: /S/ Dore Scott Perler
                                        -----------------------------
                                        Dore Scott Perler
                                        Chief Executive Officer,
                                        President and Director
                                        (Principal Executive Officer)

         Date: November 14, 2006        By: /S/ Andrew Goldrich
                                        -----------------------------
                                        Andrew Goldrich
                                        Chief Financial Officer,
                                        Vice President and Director
                                        (Principal Accounting Officer)