Form 10KSB
period 2006-12-31
SENSE HOLDINGS INC
filed 2007-04-02
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                   For the fiscal year ended December 31, 2006

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF  1934

     For the transition period from __________________ to __________________

                        Commission file number: 333-87293

                              SENSE HOLDINGS, INC.
               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Florida                                     82-0326560
      -----------------------------                   -----------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)



                      10871 NW 103rd Ave.
                         Sunrise, Fla.                         33351
                 ------------------------------               --------
               (Address of Principal Executive Offices)      (Zip Code)

Issuer's Telephone Number: (954) 726-1422

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes|_| No |X|

       The issuer's revenues for the fiscal year ended December 31, 2006 was $81,517.

       The aggregate market value of the issuer's common equity held by non-affiliates, as of March 28, 2007 was $2,471,492.

       As of March 28, 2007, there were 56,139,057 shares of the issuer's common equity outstanding.

       Documents incorporated by reference: None.

       Transitional Small Business Disclosure Format (Check one): Yes || No |X|

                                Table of Contents




                                      Page

PART I

     Item 1.    Description of Business........................................4

     Item 2.    Description of Property.......................................25

     Item 3.    Legal Proceedings.............................................26

     Item 4.    Submission of Matters to a Vote of Security Holders...........26


PART II

     Item 5.    Market for Common Equity, Related Stockholder Matters.........26

     Item 6.    Management's Discussion and Analysis or Plan of Operation.....27


..    Item 7.    Financial Statements.....................................F1-F-25

     Item 8.    Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure..........................................36

     Item 8A.   Controls and Procedures.......................................37

     Item 8B.   Other Information.............................................37


PART III

     Item 9. Directors, Executive Officers, Promoters,Control Persons and Corporate Governance; Compliance with Section 16(a) of the
                Exchange Act..................................................38

     Item 10.   Executive Compensation........................................43

     Item 11.   Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters..............................50

     Item 12.   Certain Relationships and Related Transactions, and Director
                Independence..................................................51

     Item 13.   Exhibits......................................................52

     Item 14.   Principal Accountant Fees and Services........................53

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Item 1. Part I. Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this annual report, the terms the "Company," "Sense," "we," "us," "ours," and similar terms refers to Sense Holdings, Inc., a Florida corporation, and our subsidiaries.

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

Our modest revenue-generation to date has been derived primarily from our sales of our biometric BioClock(R) and CheckPrint(R) products. These sales have taken place for the most part to a few major customers. As such we are dependent upon the few major customers and any disruption in that business will significantly decrease our sale revenues if other business is not secured. Our negative financial results have been due, in substantial part, to a lack of capital necessary to commence aggressive marketing programs. While we have funded our growth to date through the sale of our debt and equity securities, we require operating revenues or alternative financing in order to increase revenue production and achieve profitability.

We also license, with an option to purchase, certain microsensor technology that we hope can be developed into commercially viable products for use in detecting the presence of chemical vapors and explosive devices. It is our intention to effectuate a "spin off" to our shareholders of the shares of an entity that owns the rights to this microsensor technology. The "spin off" is subject to completion of regulatory filings and review. See "Micro Electro Mechanical Sensors - Proposed Spin Off to Shareholders," below.

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

BDS AND OTHER PRODUCT CONFIGURATIONS

We have developed software into a Biometric Distribution Server. We market this software in combination with our other systems under the name CheckPrint(R) BDS. The software allows our systems to operate in a multi-unit configuration. Thus many remote sites can be managed from a central database. We believe the CheckPrint(R) BDS application is a significant enhancement to our core product offering and the field of biometrics. We have applied for patent protection with the United States Patent and Trademark office and are currently protected by Patent Pending.

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

PRODUCT DEVELOPMENT, MANUFACTURING AND ASSEMBLY

CheckPrint(R) T/A is configured as a stand alone unit comprised of a TFT Flat Panel display, internal computer, keypad, and silicon fingerprint reader. CheckPrint(R) T/A automatically authenticates the employee's identity; tracks total hours, and calculates the correct pay rates. Sense offers CheckPrint(R) T/A models to support any size employee base.

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

Most of the hardware components for our biometric systems are off-the shelf, and we are not dependent on any one vendor for these components. However, certain hardware components have been designed by our in-house engineering staff or designed to our specifications as works for hire by independent contractors. We have entered into an agreement with Test Systems Engineering, under which Test Systems Engineering has designed, engineered and configured some of our hardware components for CheckPrint(R) T/A and CheckPrint(R) A/C systems. They are a valuable resource for many engineering tasks and have a state of the art design and manufacturing facility. All product testing and assembly is performed "in-house" in order to maintain quality control. Our agreement with Test Systems Engineering initially terminated on December 31, 2005, and under its terms was automatically renewed for consecutive one-year terms. For its services, Test Systems Engineering receives a fee payable at the rate of $75 per hour. We are not dependent on Test Systems Engineering for its services.

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

On September 9, 1999, we entered into an agreement with Integrated Design, Inc. under which Integrated Design developed a software program to enable the payroll data produced by CheckPrint(R) T/A to be exported to over 150 third party payroll services such as ADP and Paychex. We have licensed the software from Integrated Design and are required to pay license fees on a per user basis. This fee is incorporated into the cost of our overall product. Integrated Design was paid a $10,000 software development fee to customize their software to our application. The software development agreement was for an initial term of five years, and automatically renews on the five year anniversaries unless either party notifies the other before the end of the then current term. Under the terms of the agreement it automatically renewed in September 2004. The agreement may be canceled by either party on 90 days written notice. The agreement also provides us access to the software and allows us to continue to use Integrated Design's software in the event of such company's dissolution, bankruptcy or similar events. If we are unable to continue to purchase product from Integrated Design, we will incur time and expense to develop alternative software links for data export. Delays in the successful development of alternative software links could adversely affect us.

RESEARCH AND DEVELOPMENT COSTS

From the inception of our current activities in July 1998 through December 31, 2006, we have spent approximately $2,400,000 on research and development activities. For the years ended December 31, 2006 and 2005, research and development, consisting mainly of salaries and research and development fees associated with a Cooperative Research and Development Agreement, amounted to $578,979 and $314,233, respectively.

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

We market our systems to manufacturers, retailers and other businesses with at least 15 to 100 employees, to whom we market our smaller turnkey solution. We also market to larger businesses, including Fortune 500 Companies that require full custom integration solutions. We sell our systems through an in-house sales force of two employees, as well as original equipment manufacturers ("OEMS") and independent sales representatives. We engage in direct marketing programs, trade show participation, and local, regional and national advertising campaigns to generate sales. Moreover, we have offered consulting and design services to specialized biometric development and deployment projects. By offering our expertise in the design and deployment of biometric systems we may gain additional revenues and create another marketing avenue.

Our network of independent sales representatives, through which we presently derive less than ten (10%) percent of our revenues, currently serve markets throughout the United States, South America and the Pacific rim. Domestically, or through international representatives, consultants or strategic partners, we intend to seek penetration of the automotive, retail merchandise, home and business security, food processing facilities, textile manufacturing and trucking and transport distribution markets through the services of these representatives. A commission based upon the sales prices of systems sold by them generally compensates sales representatives.

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

DEPENDENCE ON A FEW MAJOR CUSTOMERS

Significant portions of our sales to date have been, and will continue to be, made through a small number of significant customers. Approximately 81% of our sales for the year ended December 31, 2006, were derived from four customers, DFAS accounted for 17%, Intermix accounted for 14%, Federal Express accounted for 37%, and Pearson Education accounted for 13%. These customers represented approximately 80% of our accounts receivable at December 31, 2006. Approximately 83% of the sales during the year ended December 31, 2005, were derived from one customer, Federal Express. This customer accounted for 93% of the outstanding accounts receivable at December 31, 2005. Any disruption in our relationships with one or more of these customers, or any significant variance in the magnitude or the timing of orders from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

MICRO ELECTRO MECHANICAL SENSORS - PROPOSED SPIN OFF TO SHAREHOLDERS

In addition to our core business, we hold eight exclusive worldwide patent licenses for Micro Electro Mechanical Sensors, or MEMS, technology covering use in the field of explosive detection which was developed by Oak Ridge National Laboratory (ORNL). ORNL, located in Oak Ridge, Tennessee, is one of the premier National Scientific Laboratories in the United States and is operated by UT-Battelle, LLC for the United States Department of Energy (DOE). UT-Battelle LLC is the technology transfer management company created at ORNL.

MEMS technology is comprised of micro cantilevers that molecules of explosive material attach to, thus causing the cantilevers to diffract or bend. When diffraction is detected, the sensors are alerted to the presence of an explosive molecule. This technology can assist in the detection of unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices either placed as mines or fallen as projectiles whether buried or camouflaged. The exclusive license from UT-Battelle did not include explosive detection for security applications, including airport security. UT-Battelle acquired the licensed rights under a contract with the United States Department of Energy, pursuant to which the technology was developed at the Oak Ridge National Laboratory in Oak Ridge, Tennessee.

On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor Technologies, Inc., a Florida corporation ("Micro Sensor"). Following the acquisition, Micro Sensor became our wholly-owned subsidiary, and we indirectly acquired the rights and obligations of Micro Sensor under various agreements to which it is a party, including a Patent License Agreement with UT-Battelle LLC. Under the original Patent License Agreement, Micro Sensor became the exclusive licensee of UT-Battelle with respect to certain patented technology owned by UT-Battelle relating to the use, sale or offer for sale of intellectual property incorporating MEMS technology for the detection of explosives.

Effective August 1, 2005, we entered into an Exclusive Patent License Agreement with UT-Battelle, LLC which replaced the original Patent License Agreement. Under the August 1, 2005 Patent License Agreement, UT-Battelle has granted us the exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products incorporating the licensed patents, relating to chemical vapor detection and the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices. We were also been granted for a 24-month right of first refusal to negotiate a patent license agreement with UT-Battelle for its proprietary technology relating to the detection of biological warfare agents in security applications, such as anthrax, cholera, Ebola, plague, ricin, smallpox and tularemia. This right of first refusal to negotiate an additional patent license expires on August 1, 2007.

As consideration for the license grants by UT-Battelle, we:

         o        Paid UT-Battelle an aggregate of $150,000 in cash proceeds;
         o        Issued  UT-Battelle 833,333 shares of our common stock;
         o Agreed to pay to UT-Battelle a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments, as amended on December 1, 2006, of $10,000 for 2007, $20,000 for 2008 and $25,000 for 2009 and
                  thereafter;
         o Agreed to pay to UT-Battelle, in the event we sublicenses the licensed patents, the greater of 50% of our revenues from sublicensing and the minimum required royalties described above; and
         o Agreed to reimburse UT-Battelle for certain costs and expenses of securing patent protection for the licensed patented technology.

On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") with UT-Battelle, LLC under its U.S. Department of Energy Contract No. DE-AC05-00OR22725. The CRADA was for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. In connection with the CRADA, we agreed to make payments aggregating $589,000. Through December 31, 2006, we paid $560,000 towards these commitments. We did not pay the remaining $29,000 payable under this CRADA agreement and we are currently negotiating a new CRADA agreement for continued research and development of the above mentioned projects.

On January 1, 2006, we entered into a stock exchange agreement with UT-Battelle under which UT-Battelle returned 683,333 shares of common stock previously issued by us for $150,000 in cash. The returned shares were cancelled upon receipt.

Under the CRADA we developed a first generation working prototype with limited detection capabilities. We are now in a phase of pattern recognition and increased selectivity and the elimination of false positive reads. This phase requires additional funding of approximately $300,000 to continue research and development. We have started initial development of the PSM (personal safety monitor), a chemical radiation detector product. The working prototype can presently sense over 15 different dangerous chemicals and the list is growing. This project would require approx $350,000 to complete research and development, as well as a presently undetermined amount of additional funding to begin commercialization. The product would be a multi substance detector the size of a pager for hazardous chemical and radiation detection with the ability to add explosive sensing at a later time. We are also evaluating the development of a chemical radiation detector product for the sensing of hazardous and dangerous materials.

While we believe that this technology will enable the development of products for governmental use, as well as for security-related applications including airport security, no products have yet been developed incorporating these technologies and we require significant additional capital to continue the development of this product line. Accordingly, in fiscal 2006 we determined to impair our MEMS technology related assets and recognized a one time expense of $230,000 related to those intangible assets.

As described elsewhere herein, the revenues from our core operations are not sufficient to meet our operating expenses, pay our obligations and provide funds for sales and marketing of our biometric products and for our research and development efforts. Our revenues declined substantially in fiscal 2006 from fiscal 2005 due in part to the devotion of time by our management to the MEMS-technology related products. While we were able to raise approximately $2 million of capital in fiscal 2006, it was not sufficient to satisfy our needs. We believe that the divergent nature of our operations associated with biometric products on the one hand and MEMS research and development on the other, has required us to spread our limited fiscal resources and management time availability too thin to effectively address the needs of each aspect of our business.

In light of the foregoing, our management believes if we focus our attention on our core biometric operations and spin off our MEMS technology into a new company (a) investors will be better able to evaluate the potential risks and benefits of each business unit, (b) we can improve the likelihood that each operating unit will be able to raise the necessary working capital to continue its respective operations and (c) management of each business unit will be in a better position to devote the necessary time and attention to its own operations.

In January 2007 we announced we intend to spin off the MEMS technology to our shareholders. We presently intend to transfer all related assets and liabilities to a newly formed subsidiary, Explosive Sensing Systems, Inc. In view of his relationship with ORNL, initially, Mr. Perler, our CEO, will also serve as CEO of Explosive Sensing. Thereafter, it is anticipated that Explosive Technology will engage additional management with experience in that industry segment.

We presently intend to file a registration statement with the Securities and Exchange Commission and, once declared effective, we will pay our shareholders a dividend in the form of 100% of the common stock of Explosive Sensing Systems. There are a significant number of regulatory hurdles to overcome before we can effect a registered distribution of the Explosive Sensing Systems' stock. In addition, we will need to raise additional capital to pay a portion of the legal and accounting fees associated with the spin-off, and depending upon timing of the spin-off, to fund any payment required to be made to ORNL in connection with our exercise of the right of first refusal to acquire the MEMS chemical detection technology. There are no assurances that we will ultimately receive regulatory approval to undertake the spin-off, nor can we predict how long the transaction will take to conclude if we ultimately receive regulatory approval.

INTELLECTUAL PROPERTY

Patents

We currently have on file with the United States Patent and Trademark Office, a utility patent that was converted from a provisional patent covering the proprietary use of our technology and the proprietary hardware used in our application. In addition, we have on file a provisional patent regarding our CheckPrint(R) BDS, a biometric middleware utility, and a utility patent regarding a handheld explosive detection unit. Our goods and services are clearly marked as patent pending. Several other products and methods are being identified as potential patent subject matter, and once the analysis is complete applications will be sought. There is no guarantee that our patent applications will mature into registrations for patents. We have retained patent counsel to review the projects and advise where subject matter applicable for patent protection exists, and to prepare applications for the same. All of our employees are under an obligation to assign inventive material to Sense.

Trademarks

We maintain common law rights to our trademarks. The common law rights protect the use of marks used to identify our goods and services since the time of their first use in commerce. We have a registration for our flagship software product Check Print(R) and our flagship hardware product BioClock(R). In addition, we have registered Sense(R) as our corporate identity, meCard(R) used to identify identification cards used in conjunction with our biometric systems and "Security Solutions at a Touch of a Finger" (R). During fiscal year ended December 31, 2006 we had two additional trademarks registered. The two new trademarks are Explosive Sensing Protocol(TM) and Sense-It(TM) Several other marks are being identified as strong product and service identifiers and trademark search and applications are underway. There is no guarantee that our pending trademark applications will mature into registration of trademarks.

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

COMPETITION

We face competition from companies engaged in the time and attendance industry, as well as in the security and access control industry. Competition may come from companies using biometric fingerprint technology, as well as from companies using other biometric identification methods. Competitors also include companies marketing traditional forms of employee verification and attendance products, including time clocks, ID badges, passwords and PIN numbers. Most of our competitors may have longer operating histories and greater financial and other resources than we have. Our ability to compete successfully will depend on many factors, including our ability to raise sufficient working capital, our ability adapt to changing technologies and meet the needs of the marketplace on a price competitive and timely basis.

Competition in time and attendance services exists from various software developers and product manufacturers, the largest of which is Kronos, a publicly traded company (NasdaqGS: KRON) providing software applications based on a swipe card identifier. Other competitors in time and attendance application development include QQuest, Synel, Acroprint, Simplex, Stromberg, TimeAmerica, Time Systems and ADP. Principal competition in fingerprint biometrics includes Identix, Crossmatch, Secugen Fujitsu, and Cogent Systems. Other biometric technology providers include Recognition Systems (hand geometry), LG Electronics (LG Iris) (iris identification) and Visage ( Facial recognition ). Most of our competitors have a substantially longer operating history than we do and have substantially greater financial and other resources than we do. While we believe that our ability to offer a total package of time and attendance and access control software and innovative hardware gives us a competitive marketing advantage, unless we are able to penetrate the marketplace and gain name recognition for our products and technology, we may be unable to compete effectively.

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

In addition, we face competition in the chemical and explosive detection fields from companies such as Nomadics, Implant Sciences, GE Interlogix, L3 Communications and BAE Systems. As described elsewhere herein, at this time we only completed the development of prototype explosive detection device and do not have the resources to continue the project and complete development of a properly functioning, market-ready device. Even if we complete development of a marketable device, the companies we would be competing against in this market segment generally have significantly greater resources and greater name recognition than we do. We are unable to predict at this time if we will ever be able to effectively compete in this market segment given our lack of resources.

Our inability to compete successfully with any of our products could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

We currently employ two people, both of whom are full-time employees. These employees are our two executive officers, one of which is the Chief Executive Officer, one of which is the Chief software designer and programmer. Our employees are not subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

At the time of the acquisition, the principal owners of Sense Technologies were Dore Scott Perler, who is our CEO and President, and Andrew Goldrich, who served as our Chief Financial Officer until December 2006. Dore Perler was its president, Andrew Goldrich was its secretary and treasurer, and Messrs. Perler and Goldrich were the members of its board of directors. At the time of the acquisition, the officers and directors of Century Silver Mines were John Branz, Kirk Scott and Barbara Scott, the mother of Kirk Scott. There were 288,300 outstanding shares of Century Silver Mines owned by approximately 750 holders, none of whom, to our knowledge, owned in excess of 5% of the outstanding shares. However, we understand that Kirk Scott, Barbara Scott and James Scott, her brother-in-law, owned an aggregate of approximately 29% of the outstanding shares of Century Silver Mines at the time of the acquisition.

In January 1999, we reduced the shares of our stock that were outstanding by combining each 7.74 shares that were outstanding, into one share. All numbers of shares in this annual report reflect the January 1999 share combination. In June 1999, we changed our corporate domicile from Idaho to Florida and, in connection with the domicile change we changed our name to Sense Holdings, Inc. In May 2000, we increased the number of shares of common stock we are authorized to issue to 20,000,000, in January 2002, we increased our authorized common stock to 40,000,000 shares and in April 2004, we increased our authorized to 100,000,000 shares. On February 23, 2007 we filed Articles of Amendment to our Articles of Incorporation increasing the number of authorized shares of our common stock from 100,000,000 shares to 350,000,000 shares. This action was approved by our Board of Directors on November 28, 2006 and by our shareholders at a Special Meeting of Shareholders held on December 29, 2006.

On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor from UTEK Corporation and UT-Battelle LLC, the shareholders of Micro Sensor, in a stock-for-stock exchange, for total consideration of 2,000,000 shares of our common stock. Pursuant to the stock-for stock transfer, UTEK received 1,850,000 common shares of Sense and UT-Battelle received 150,000 common shares of our company.

MEMORANDUM OF UNDERSTANDING WITH JINYANG ENERGY COMPANY LIMITED

On December 21, 2006, we entered into a Memorandum of Understanding regarding the purchase by our wholly-owned subsidiary of a 60% equity ownership in Jinyang Energy Company Limited ("Jinyang") located in Taiyuan China. The Memorandum of Understanding contemplates the purchase of the 60% equity ownership from Jinyang's sole shareholder, Jinyang Coke Group Corp. If the acquisition is consummated, under the structure of the Memorandum of Understanding it is not anticipated that the acquisition will result in a change of management for Sense. Consummation of the acquisition is conditioned upon the finalization of definitive agreements, delivery of audited financial statements, securing appropriate approvals, including Jinyang's sole shareholder, and normal closing conditions for transactions of this kind. While the consummation of a definitive agreement and closing is subject to various conditions, it was initially contemplated that any acquisition would occur on or prior to March 31, 2007.

Since the execution of the Memorandum of Understanding we have begun undertaking our due diligence on the proposed acquisition, including an analysis as to whether the historic operations of Jinyang can be audited in compliance with U.S. GAAP. Based upon the information known to us as of the date of this annual report, it is unknown at this time if Jinyang can meet the necessary auditing standards and, accordingly, we are unable to predict when, or if, this proposed acquisition may close. Even if it is determined that the historic operations of Jinyang can be audited in accordance with U.S. GAAP, there are no assurances that definitive agreements and consummation of this acquisition will take place. The Memorandum of Understanding is simply a non-binding letter of intent, and neither party has any obligations until such time as definitive agreements are completed.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. For the fiscal years ended December 31, 2006 and 2005, we experienced net losses of $3,752,855 and $1,832,795, respectively. At December 31, 2006, we had an accumulated deficit of $14,812,705. Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, for which we may not have offsetting revenues or available capital. As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

Our current working capital at December 31, 2006 of $45,397, among other factors, resulted in our independent certified public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended December 31, 2006 to express substantial doubt as to our ability to continue as a going concern. We remain in need of substantial additional investment capital to fund our long-term operating needs, including the need for additional research and development to develop our products and the conducting of those marketing activities we believe necessary to achieve meaningful sales growth. If we do not raise additional working capital as necessary, we could be forced to cease operations.

OUR REVENUES DECREASED SUBSTANTIALLY FOR FISCAL 2006 AS COMPARED TO FISCAL 2005. THERE ARE NO ASSURANCES OUR REVENUES WILL RETURN TO PREVIOUS LEVELS WHICH COULD CAUSE OUR COMPANY TO CEASE OPERATIONS.

Overall, our revenues decreased approximately 84% for fiscal 2006 from fiscal 2005. Our revenues from product sales decreased $393,108, or approximately 89%, and our revenues from service and maintenance fees decreased $$26,453, or approximately 43%. The decrease in revenues is mainly attributed to a decrease in marketing efforts of our existing products and further concentration on the development of new products which has taken away from sales efforts of our existing product line. Due to a lack in working capital and the need to conduct additional research and development on our products, during fiscal 2007 we do not expect our marketing efforts to increase. The lack of funding for marketing activities will have an adverse effect on any revenue growth.

OUR LIMITED FINANCIAL AND HUMAN RESOURCES MAKES IT DIFFICULT FOR US TO PURSUE BOTH OF OUR BUSINESS GOALS, AND IF WE DO NOT CONSUMMATE OUR PROPOSED SPIN-OFF TO SHAREHOLDERS, OUR OBJECTIVES, AND PROFITABILITY, WILL CONTINUE TO BE DELAYED.

As discussed elsewhere in this report, our limited financial resources have prevented us from both increasing our marketing efforts relating to our biometric products, and continuing the development of our MEMS technology. A primary reason that we have proposed to spin-off a subsidiary owning the rights to the MEMS technology to our shareholders is so that both of these initiatives can pursue their own financing, which, in turn, is expected to expedite implementation of their respective business objectives. In the event we are unsuccessful in our efforts to spin-off our MEMS technology, we will continue to face difficulties in financing both of these activities. Unless we are able to raise significant funding, management will continue to allocate our resources as they deem to be in our best interests. Management may also determine to devote all or substantially all of our available resources to one project or the other if they deem it appropriate. However, given our limited resources, the allocation of both financial and human resources to one project necessarily delays the other. There is no assurance that we will be successful in our proposed spin-off, or that we can sufficiently fund our operations to permit us to achieve profitability.

OUR BUSINESS IS CAPITAL INTENSIVE AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE, AS SUCH, ESPECIALLY IN LIGHT OF OUR HISTORICAL LOSSES, WE MAY HAVE TO CEASE OPERATIONS AND INVESTORS MAY LOSE THEIR INVESTMENT.

Our operations are capital intensive and our growth and we do not generate sufficient revenues to pay our operating expense and fund our growth. We have engaged in numerous financing activities over the past few years but have been unable to utilize the funds raised to achieve positive financial results. Over the past several years the Company has experienced a greater than anticipated expense for Research and Development, and has not been able to gain traction in the marketplace for the Company's products. The Company's revenues have not increased as anticipated due to the fact that the Research and Development projects target completion date has been delayed from original target date of completion, and therefore has not generated revenue to the Company. Due to our limited revenues, low level of working capital and the inability to conclude development agreements with major manufacturing companies, we have been unable to aggressively pursue our product development strategy to date. We will require significant additional financing and/or a strategic alliance with a well-funded development partner to undertake our business plan. Failure to receive additional funding or enter into a strategic alliance could limit our growth, limit our likelihood of profitability and worsen our financial condition and may correspondingly decrease the market price of our common stock, or may cause us to cease operations all together.

BECAUSE WE ARE DEPENDENT UPON A FEW MAJOR CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR CURRENT SALES, THE LOSS OF ANY ONE OF THEM WOULD REDUCE OUR REVENUES, LIQUIDITY AND HINDER OUR ABILITY TO BECOME PROFITABLE, AS SUCH, WE MAY HAVE TO CEASE OPERATIONS AND INVESTORS MAY LOSE THEIR INVESTMENT.

Significant portions of our sales to date have been, and will continue to be, made through a small number of significant customers. Approximately 81% of our sales for the year ended December 31, 2006, were derived from four customers, DFAS accounted for 17%, Intermix accounted for 14%, Federal Express accounted for 37%, and Pearson Education accounted for 13%. Specifically, one customer, Federal Express, accounted for approximately eighty-three percent (83%) of our revenues for the fiscal year ended December 31, 2005. This same customer accounts for 93% of the accounts receivable at year ending December 31, 2005. Since we have no on-going contracts with our customers including our major customers, we rely on recurring business and new customers to generate product sales. Any disruption in our relationships with one or more of these customers, or any significant variance in the magnitude or the timing of orders from any one of these customers or new customers, may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

WE DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND THE LOSS OF A KEY EXECUTIVE COULD SEVERELY IMPACT OUR OPERATIONS, CAUSE DELAY AND ADD EXPENSE TO OUR OPERATION.

The execution of our present business plan depends on the continued services of Dore Scott Perler, our Chief Executive Officer and President and Shawn Tartaglia, our Chief Technical Officer. We do not currently maintain key-man insurance on their lives. While we have entered into employment agreements with each of them, the loss of any of their services would be detrimental to our business, financial condition and results of operations. We may not retain or replace the services of our key officers.

WE HAVE ELECTED NOT TO VOLUNTARILY ADOPT VARIOUS CORPORATE GOVERNANCE MEASURES, WHICH MAY RESULT IN SHAREHOLDERS HAVING LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. We have not yet adopted these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. However, to the extent we seek to have our Common Stock listed on a national securities exchange, such requirements will require us to make changes to our current corporate governance practices, which changes may be costly and time onsuming. Furthermore, the absence of such practices with respect to our Company may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. As an example of one Sarbanes-Oxley requirement, currently none of the members of our board of directors are considered to be "independent" for purposes of Sarbanes-Oxley. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement if it becomes applicable to us.

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

We acquired Micro Sensor and the MEMS technology but have not yet commercially exploited such intellectual property through the development of final products. Under the terms of the License Agreement with UT-Battelle, we are required to pay minimum royalty payments. We have not launched any products based on this licensed technology and do not presently have sufficient capital to continue our development efforts. Although we may never develop or market products incorporating the intellectual property, we may still remain responsible for paying minimum annual royalties to the licensor. The requirement to pay these minimum royalties without the benefit of any offsetting revenues further strains our working capital. If we were to default under the terms of the License Agreement, UT-Battelle would have the right to terminate the agreement.

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

IF WE FAIL TO OBTAIN THE ASSIGNMENT OF THE PATENT LICENSING AGREEMENT WITH UT-BATTELLE TO OUR SUBSIDIARY, OUR PLAN TO SPIN OFF OUR MEMS TECHNOLOGY MAY BE CANCELLED.

In order to proceed with the proposed spin-off of the MEMS technology, we will need to obtain the consent of UT-Battelle to an assignment of our Patent License Agreement covering the MEMS technology to our subsidiary. While we have engaged in preliminary discussions with UT-Battelle regarding the assignment of this agreement to our subsidiary and have no reason to believe that we will not be able to obtain its consent to such an assignment, we will not proceed with the spin off unless we receive this assignment.

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

We license software from Integrated Design, Inc. pursuant to a contract that enables the data gathered by CheckPrint(R) T/A systems to be formatted and transmitted to third party payroll services. Either party, on 90 days prior written notice with or without cause, may terminate such agreement. In the event such agreement was terminated, we would be required to license similar software from a third party vendor or develop our own links for data export. Any failure or delay in licensing or developing such software could result in our inability to meet our contractual obligations and may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

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

RISK RELATED TO OUR SECURITIES AND CAPITAL STRUCTURE

THE ISSUANCE OF SHARES OF OUR COMMON STOCK IN LIEU OF CASH AS PAYMENT FOR OUR OBLIGATIONS IS DILUTIVE TO OUR SHAREHOLDERS.

From time to time we issue shares of our common stock to third party either as compensation for services being rendered to us, such as to consultants, or in satisfaction of obligations, such as our rent. During fiscal 2006 we issued an aggregate of 6,151,500 shares of our common stock valued at $684,170 in transactions such as these. While the use of equity to pay these costs allows us to conserve our limited cash resources, it is also dilutive to our existing shareholders. Given our limited cash resources we will in all likelihood continue to issue equity as compensation for services and as satisfaction for our obligations in future periods, although we are unable at this time to quantify the effect of such potential issuances.

TRADING IN OUR COMMON STOCK DURING 2005 WAS LIMITED, SO OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT AT PREVAILING PRICES.

Shares of the common stock are traded on the OTCBB. Approximately 127,000 shares were traded on an average daily trading basis during 2006. If limited trading in the common stock continues, it may be difficult for our shareholders to sell in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock at any time could depress the price of our common stock to a greater degree than a company that typically has higher volume of trading of securities.

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE POSSIBLE VOLATILITY IN OUR STOCK PRICE WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT.

There has only been a limited public market for our common stock and an active trading market in our common stock may not be maintained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than stock exchanges such as NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for stock exchanges. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may decrease the market price of our common stock.

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

ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK.

We are authorized to issue 350,000,000 shares of common stock. As of March 28, 2007, there were 56,139,057 shares of common stock issued and outstanding. We have also reserved a total of 23,197,135 shares for future issuance consisting of 4,120,000 shares issuable upon the exercise of options that have been granted, approximately 1,066,840 shares available for issuance under our stock option plans and 18,010,295 shares issuable upon exercise of warrants that have been granted. The options and warrants are exercisable at prices ranging from $.10 to $1.50 per share. To the extent stock is issued upon the exercise of options or warrants, our existing shareholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, the issuance of our shares upon their exercise will result in additional dilution.

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

ITEM 2.  DESCRIPTION OF PROPERTY

On January 1, 2007 we relocated our principal executive offices to a smaller facility with 850 square feet of office/warehouse space in Sunrise, Florida. We lease this space from an unrelated third party under a one year lease expiring on December 31, 2007 with a an annual lease of approximately $12,500. Mr. Dore Scott Perler, our CEO, is also a party to this agreement. These facilities are suitable and adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates, a party adverse to us in any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2006 we held a Special Meeting of our shareholders for the purposes of approving an amendment to our Articles of Incorporation increasing the number of authorized shares of our common stock from 100,000,000 shares to 350,000,000 shares. This action had previously been approved by our Board of Directors on November 28, 2006. On November 28, 2006, the record date for Special Meeting, there were 55,550,021 shares of our common stock issued and outstanding. Shareholders representing 40,852,458 shares of our common stock, which represented a quorum for meeting purposes, voted in person or by proxy at the Special Meeting. Following is the vote tally for this Special Meeting:



                Voting "FOR"                         38,033,367 shares
                --------------------------------    -----------------------
                Voting "AGAINST"                     2,391,811 shares
                ---------------------------------   -----------------------
                Abstentions and broker non-votes     427,280 shares
                ---------------------------------   -----------------------

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the symbol SEHO. The quarterly reported high and low bid prices for the common stock are shown below for the period two fiscal years ended December 31, 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market for such securities currently exists and, in fact at the present time, such a market does not exist.

         Period                                     High              Low
         ---------                                 ------           --------
         First Quarter ended 3/31/05               $0.35              $0.17
         Second Quarter ended 6/30/05              $0.21              $0.15
         Third Quarter ended 9/30/05               $0.38              $0.17
         Fourth Quarter ended 12/31/05             $0.37              $0.24

         First Quarter ended 3/31/06               $0.33              $0.30
         Second Quarter ended 6/30/06              $0.23              $0.22
         Third Quarter ended 9/30/06               $0.16              $0.155
         Fourth Quarter ended 12/31/06             $0.085             $0.065

On March 27, 2007, the last sale price of our common stock as reported on the OTCBB was $0.045.

As of March 22, 2007, our common stock is owned of record by approximately 1,000 holders. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.


Recent Sales of Unregistered Securities

On October 1, 2006, we issued 85,000 shares of our common stock to a consultant as compensation for business development services rendered valued at $12,500.

On October 16, 2006, we issued 5,000,000 shares of our common stock to China Direct Investments, Inc. as compensation for business development and advisory services rendered valued at $450,000.

On November 21, 2006, we issued 168,000 shares of our common stock valued at $15,960 to an individual as payment for rent.

In each of the foregoing transactions, the consultants and advisors (a) had a preexisting business relationship with us, (b) had access to financial statements and other relevant information concerning the Company; (c) had such knowledge in business and financial matters that they were able to understand the risks and merits of an investment in the Company, and were, therefore, sophisticated investors at the time of acquisition and (d) the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption there from. Accordingly, these transactions were exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations there under.

Please refer to Item 11 Section - Compensation Under Existing Equity Compensation Plans for options granted under existing employee stock compensation plans.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Sense for the year ended December 31, 2006 and notes thereto contained in this Report on Form 10-KSB of Sense.

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

We have deployed over 100 biometric units nationwide to a Fortune 100 company and continue to service and support this client. We have also continued to generate minimal revenue from the sale of biometrics and we have continued to increase our visibility in the field of Homeland security and chemical and explosives detection. We have funded various initiatives and have made substantial progress in the focused areas.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to use significant working capital and have limited shareholders' equity at December 31, 2006. In recognition of such circumstances, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2006 that expressed substantial doubt regarding our ability to continue as a going concern.

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

During the year ended December 31, 2006, we recorded an additional reserve of $39,570 for slow-moving inventory acquired in previous years. With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

We currently operate with a core staff of two full-time employees who are also our executive officers. Additionally, we eliminated a substantial portion of our product research and development expenditures in the prior year. We expect to continue to reduce research and development expenses as we focus on existing systems. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

REVENUES, COST OF GOODS SOLD - TANGIBLE PRODUCTS AND GROSS PROFIT

For the year ended December 31, 2006, we generated revenues of $81,517. The cost of goods sold - tangible products was $48,977. We do not record a cost of goods sold related to service and maintenance revenues. This resulted in a gross profit of $32,540 and an overall gross profit percentage of 40% for the year ended December 31, 2006. For the year ended December 31, 2005, we generated revenues of $501,078. The cost of goods sold - tangible products was $167,577. This resulted in a gross profit of $333,501 and a gross profit percentage of 67% for the year ended December 31, 2005. The decrease in revenues generated was $419,561 or a decrease of 83.7%. The decrease in revenues is mainly attributed to a decrease in marketing efforts of our existing products and further concentration on the development of new products which has taken away from sales efforts of our existing product line. During the year ended December 31, 2006, our overall gross profit was lower due to the recording of additional reserves of $39,570 on slow-moving inventory. We continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts.



OPERATING EXPENSES

Overall, total operating expenses increased $1,164,301, or approximately 57%, for fiscal 2006 from fiscal 2005. This increase included the following:

         o For the year ended December 31, 2006, compensation and related taxes increased to $596,596 as compared to $435,148 for the year ended December 31, 2005, an increase of $161,448 or 37.1%. The increase was primarily attributable to stock-based compensation of $150,000 for the year ended December 31, 2006 for stock options granted to an employee and directors as compared to options valued at $5,000 for the year ended December 31, 2005. Additionally, compensation and related taxes in fiscal 2006 includes a one-time expense of $20,000 representing the forgiveness of loans to officers $10,000 each to Mr. Perler and Mr. Goldrich which has been recorded as compensation. Due to a reduction in staff at the end of fiscal 2006, we expect our compensation and related taxes to decrease during fiscal 2007.

         o For the year ended December 31, 2006, consulting and investor relation expenses amounted to $1,561,577 as compared to $718,653 for the year ended December 31, 2005, an increase of $842,924 or 117.29%. The increase is related to the grant of common stock and warrants for business development and investor relations services during the year ended December 31, 2006 as well as the amortization of deferred compensation expense for shares previously issued in 2005. During 2006, we engaged various investor relations firms to bring awareness of our Company and new product developments to the investment community. However, as a result of our limited resources, we expect consulting and investor relations expense to decrease substantially in fiscal 2007.

         o For the year ended December 31, 2006, research and development costs amounted to $578,979 as compared to $314,233 for the year ended December 31, 2005, an increase of $264,746 or 84%. This increase included fees paid to third parties for development of security products under a Cooperative Research and Development Agreement in 2005 and during the year ended December 31, 2006 which are being amortized over the period of the agreement. Subject to the availability of additional funding, we plan on continuing our research and development spending in fiscal 2007. If, however, such funding is not available we expect to significantly curtail our research and development activities in fiscal 2007.

         o For the year ended December 31, 2006, other selling, general and administrative expenses were $478,727 as compared to $583,544 for the year ended December 31, 2005, a decrease of $104,817 or 18% and included the following:

                                             2006                     2005
                                    ----------------------    ------------------
       Rent                             $  59,468              $  53,055
       Professional fees                  107,615                123,365
       Bad debt                            19,496                 26,226
       Other operating expenses           292,148                380,898
                                    ---------------------    -------------------


            Total                       $ 478,727              $ 583,544
                                    ====================    ===================

For the year ended December 31, 2006, rent expense increased $6,413 due to an increase in common area maintenance expenses.

For the year ended December 31, 2006, professional fees decreased by $15,750 or 13%. The decrease is primarily related to a decrease in auditing fees and legal fees. In 2005, we incurred legal fees related to our research and development agreement with UT Battelle for which we did not have comparable expenses in fiscal 2006.


For the year ended December 31, 2006, bad debt expense decreased $6,730 or 26% due to the decrease in write-off of our accounts receivable during the year ended December 31, 2006. This decrease was primarily attributable to less sales by the Company as well as a better credit rating procedure put in place by the company in January 2006,


For the year ended December 31, 2006, other operating expenses decreased $88,750 or 23%. Other operating expenses includes office expense, telephone, insurance (including health insurance) travel and entertainment, and auto expenses. The decrease was attributable to cost-cutting measures offset by an increase in the amortization of acquired licensing fees of $45,000.

In fiscal 2007, we expect our expenses to decrease as we continue to cut costs due to a lack of working capital.

OTHER INCOME (EXPENSES)

Total other expenses for fiscal 2006 increased $454,798, or approximately 400%, for fiscal 2006 from fiscal 2005. This increase included the following:

o Interest income for the year ended December 31, 2006 was $19,493 compared to $10,305 for the year ended December 31, 2005. The increase is due to an increase in the average interest-bearing deposits.

o Interest expense increased to $128,885 for the year ended December 31, 2006 as compared to interest expense of $77,857 for the year ended December 31, 2005, an increase of $51,028. This increase is attributable to interest paid on outstanding convertible notes that were repaid or converted to common stock in March 2006, and the amortization of a discount on notes payable of $92,944. Additionally, in connection with the conversion of notes payable to common stock, we issued additional shares with a fair value of $21,923 which we charged to interest expense.


o For the year ended December 31, 2006, we recorded amortization of debt issuance costs of $89,692 related to fees paid in connection with our convertible notes payable compared to $46,593 for the year ended December 31, 2005. Since all of our debt has been extinguished, in fiscal 2007 we will not record amortization of debt issuance costs absent the issuance of new debt instruments.

o For the year ended December 31, 2006, we recorded a loss on impairment of intangible assets of $230,000 in connection with our license rights for the MEMS technology. While we believe that the technology continues to have value and may inevitably be used in products which are marketable, no products have yet been developed incorporating these technologies and we require significant additional capital to continue the development of this product line. Accordingly, in fiscal 2006 we determined to impair our MEMS technology related assets. We did not have a comparable expense in fiscal 2005.

o For the year ended December 31, 2006, we recorded registration rights penalty of $140,432 related to registration rights agreements entered into in connection with our private placement. On May 31, 2006, we issued 392,000 shares of common stock and granted 98,000 warrants for payment of liquidating damages valued at $94,080 and $19,049, respectively. On
     November 29, 2006, we issued 273,036 shares of common stock valued at $27,303 for payment of accrued liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2006 private placement. We did not have comparable expenses in fiscal 2005. We do not expect to incur these expenses in fiscal 2007 absent entering into new financing agreements which contain registration rights clauses and our failure to timely comply with those provisions.

OVERALL

We reported a net loss for the year ended December 31, 2006 of $3,752,855 compared to a net loss for the year ended December 31, 2005 of $1,832,795. This translates to an overall per-share loss of $.08 for the year ended December 31, 2006 compared to per-share loss of $.05 for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since inception and at December 31, 2006 we have an accumulated deficit of approximately $14.9 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as going concern. At December 31, 2006, we had cash on hand of approximately $153,000 and working capital of approximately $45,000. We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures except as discussed later in this section.


On March 7, 2006, we completed a private placement of units to accredited investors consisting in the aggregate of 11,140,910 shares of our common stock and warrants to purchase 5,570,455 shares of common stock. The warrants are exercisable at $0.35 per share for a term of five years. We received gross proceeds of $2,451,000 and net proceeds of $2,086,282 in this transaction. The net proceeds from the transaction were used to eliminate approximately $527,000 of debt of the Company owing to certain prior note holders, for working capital purposes, and to fund our CRADA in the amount of approximately $410,000 in fiscal 2006.

For the year ended December 31, 2006, net cash used in operating activities amounted to $1,285,399 and was attributable primarily to the net loss of $3,752,855 (includes the payment of cash for research and development efforts of $578,979) and the repayments for accounts payable and accrued expenses of $177,330 offset by stock-based compensation of $1,500,240, depreciation of $7,297, the amortization of the debt offering costs of $89,692, the amortization of the discount on notes payable of $92,994, the amortization of license rights of $45,000, the registration right penalty of $140,432, impairment of intangible asset of $230,000, the receipt of cash from accounts receivable of $399,484, and other non-cash items and changes in asset and liability accounts of $139,647.

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

For the year ended December 31, 2006, net cash used in investing activities was $150,000 attributable to a share exchange agreement whereby we paid $150,000 to UT Battelle for the return and cancellation of 683,333 shares of our common stock previously issued to them in August 2005. For the year ended December 31, 2005, net cash used in investing activities was $126,998 attributable to the acquisition of patent license rights $150,000 offset by proceeds received from the sale of marketable securities of $23,002.

For the year ended December 31, 2006, net cash provided by financing activities was $1,559,282 and consisted of proceeds from the sale of common stock under a private placement of $2,451,000 offset by the payment of placement fees and expenses of $364,718 and the repayment of convertible notes payable of $527,000.For the year ended December 31, 2005, net cash provided by financing activities was $755,480 and consisted of proceeds from the exercise of common stock warrants of $171,460 and the receipt of proceeds from notes payable of $669,500 offset by the payment of placement fees of $66,950 and the repayment of all outstanding margin loans of $18,530.

As a result of the above, total cash increased by $123,883 during year ended December 31, 2006 as compared to a decrease in cash of $608,846 for the year ended December 31, 2005.

Since our inception, we have been engaged in research development activities relating to our first generation of biometric security products. We commenced delivery of these products in the third quarter of 1999 and have been generating revenues since the fourth quarter of 1999. We have completed development of our second and third generation product, and have recognized revenue on their sales since the year ended December 31, 2000. We have also recognized revenue for consulting fees since the third quarter of 2000. We will continue to make enhancements to our second-generation product so that it will support a larger database, and enable us to market CheckPrint T/A to larger companies, resulting in a greater profit margin to us. Subject to the availability of sufficient working capital, we will continue to seek to develop other products and services relating to biometrics, security, data management, explosive detection, and consulting services.

The Company, at present, does not have any contractual obligations for capital expenditures for fiscal year 2007. In addition the Company does not have any obligations other than trade and operating payables incurred during the normal course of business. During fiscal 2007 the Company may need to raise additional capital to pay its overhead and expand its business.

Our fiscal 2006 revenues declined substantially from fiscal 2005. This decline is partially attributable to the diversion of our management's time to the development of products based on the MEMS technology. Our operations do not generate sufficient capital to pay our overhead expenses or for the growth of our company. If our revenues continue to decline, our need for working capital will increase beyond current demands.

We do not have sufficient capital to continue the research and development related to the MEMS based products. As described elsewhere in this annual report, presently need approximately $650,000 to continue our research and development efforts in that area. In addition, in order to undertake the spin off of our MEMS technology we will need additional capital to pay the legal, accounting and related fees as well as operating capital for that company and any funds which are necessary is we want to exercise the right of first refusal to acquire additional licensed technology from UT-Battelle and for the further development of the MEMS based products. We estimate we will need approximately $250,000 to pay the costs associated with the spin-off and for initial operating capital. This excludes the presently unknown amount we would be obligated to pay UT-Battelle to exercise the rights of first refusal, and the capital necessary to continue the development of the MEMS based products. While we are unable at this time to quantify such amount, it will be significant.

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

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

o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder's equity in our statement of financial position; and


o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE STATEMENTS

         None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also serves as our principal financial and accounting officer, is responsible for establishing and maintaining disclosure controls and procedures for us. Based on such officer's evaluation of these controls and procedures our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names, positions held and ages of our executive officers and directors.

NAME                     AGE                       POSITION

Dore Scott Perler        46     Chief Executive Officer, President and
                                 Chairman of the Board

Shawn Tartaglia          38      Vice President, Chief Technical Officer and
                                 Director

Julie Slater             47      Director

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

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

ADVISORY BOARDS AND KEY CONSULTANTS


We have established three advisory boards: an Operations Advisory Board, a Scientific Advisory Board and the Executive Operation Board. The Operations Advisory Board makes suggestions to the Board of Directors regarding hardware, engineering and manufacturing. The Scientific Advisory Board makes suggestions to the Board of Directors regarding our MEMS divisions and developments in that area as it pertains to our licensed technologies acquired through our agreements with Oak ridge National Laboratories. The Executive Advisory Board makes suggestions to the Board of Directors regarding strategic goals and objectives of the organization. All advisory board positions are voluntary.

Operations Advisory Board

         The members of our Operations Advisory Board include:

ALEX SCHLINKMANN. Mr. Schlinkmann has also been a consultant to us, through Test Systems Engineering, since July 1998. Since 1991 he has been President and Design Engineer for Test Systems Engineering. He has helped with the design of several components of our hardware housing, given advice on best manufacturing methods and constructed prototypes of new hardware housings and components.

JAMIE SCHLINKMANN. Mr. Schlinkmann is the brother of Alex Schlinkmann, and has been a consultant to us since July 1998. Since 1991 he has been Vice President and Design Engineer for Test Systems Engineering. He has also helped with the design of several components of our hardware housing, given advice on best manufacturing methods and constructed prototypes of new hardware housings and components.

Scientific Advisory Board

         The members of our Scientific Advisory Board include:

         DR. ROBERT J. (BRUCE) WARMACK. Dr. Warmack is a Senior Scientist at Oak Ridge National Laboratory and also a research professor at the University of Tennessee, Knoxville. He received his Ph. D. in Physics from the University of Tennessee in 1975. Dr. Warmack has co-authored numerous articles on the field of MEMS sensing and is the co-inventor of the Photon Scanning Tunneling Microscope. He has been awarded various honors, including RD100 Awards, the Fabre-Gramont Award, and is a fellow of the American Physical Society. Dr. Warmack's research is currently focused on novel physical, chemical, and biological detection using micro electromechanical sensors (MEMS).

         DR. LAL A. PINNADUWAGE. Dr. Lal A. Pinnaduwage is a Senior Scientist at Oak Ridge National Laboratory and also a research professor at the University of Tennessee, Knoxville. He received his Ph.D. in Physics from the University of Pittsburgh, Pittsburgh, PA. He is the author of over 60 publications in refereed journals, two patents and three pending patents. Dr. Pinnaduwage's research is currently focused on novel physical, chemical, and biological detection using micro electromechanical sensors (MEMS). His expertise includes negative ions, electron-excited molecule interactions, gaseous dielectrics, interaction of laser and microwave fields with fast atom beams, Rydberg atoms and molecules, low-temperature plasmas and mass spectrometry.

         ALLEN HERTZ Mr. Hertz is a co-founder of Galahad, an Innovations Incubating company. Mr. Hertz provides his broad expertise to Galahad and Galahad's clients, including IP protection, product development, business management, manufacturing, marketing, and licensing. In addition to his responsibilities at Galahad, Mr. Hertz oversees iKno, inc., a Telemetry company which utilizes wireless monitoring technology developed by Galahad. Mr. Hertz holds 27 issued U.S. patents and has over 32 additional patents pending. Mr. Hertz has a total of 19 years of extensive experience in product design and deployment; holding senior staff positions in New Product Development and Manufacturing at Motorola and Racal-Datacom; and a Director level position at CopperCom. Mr. Hertz is a Registered United States Patent Agent and holds a Bachelor of Science degree in Ocean Engineering from Florida Atlantic University.

         RICHARD S. KENDALL Mr. Kendall is the Chairman and Chief Executive Officer of International Print Group a full service financial printing company. Mr. Kendall is also the Founder and Chief Executive Officer of the Federal Enforcement Homeland Security Foundation www.fehsf.org. He is also actively involved in companies that perform background check/drug testing for businesses, and advises and consults small to medium sized companies in the area of profitability enhancement/environmental statutes. Mr Kendall is also an active member of the Police Athletic League ,YIVO Institute, Becca's Closet, and Stand Among Friends.

Executive Advisory Board

         PHILIP KENDAL. Mr. Kendal is a successful business professional and currently serves as the Chairman of G-Com2 Solutions, which provides systems and services are designed to expedite document preparation and reduce production time and cost. This value-added process dramatically benefits its clients in the mutual fund, commercial and association industries. From time to time Mr. Kendal also provides consulting services to us.


During fiscal 2005 we granted each member of our Operations Advisory Board, our Scientific Advisory Board and our Executive Board options to purchase 50,000 shares of our common stock at an exercise price of $0.35 per share as compensation for their services. We valued these options at $69,935. The value attributable to these option awards is computed in accordance with FAS 123R.


We have also engaged the following key consultants:

ANDREW GOLDRICH. In December 2006 we entered into a consulting agreement with Mr. Goldrich under which he provides services to us in the areas of assisting our company in our ongoing financial reporting obligations and advising us on general business matters. Mr. Goldrich served as our Chief Financial Officer and a member of our Board of Directors until his resignation in December 2006. Mr. Goldrich is now employed by China Direct, Inc., the parent company of China Direct Investments, Inc. which also serves as a consultant to our company. Under the terms of the consulting agreement which expires in May 2007 we pay Mr. Goldrich a monthly consulting fee of $3,000 and we agreed to provide him with 90 days paid health insurance. The consulting agreement can be terminated by the mutual agreement of the parties or for "cause" by us. The agreement contains customary non-circumvention, confidentiality and indemnification provisions.

CHINA DIRECT INVESTMENTS, INC. In November 2006 we entered into a Consulting and Management Agreement with China Direct Investments, Inc. Under the terms of the agreement, China Direct Investments has agreed to provide general business consulting, identification, evaluation and structure of potential mergers and acquisitions, advice on corporate structure and financial structuring transaction, advice on potential sources of investment capital and assistance in connection with administrative matters pertaining to the Peoples Republic of China. As compensation for its services, China Direct Investments was issued 5,000,000 shares of our common stock valued at $450,000 and may receive discretionary award fees as determined by us. Mr. Andrew Goldrich, formerly an executive officer and director of our company and who presently serves as a consultant to us, is employed by China Direct, Inc., the parent company of China Direct Investments

DIRECTOR COMPENSATION

Messrs. Perler and Tartaglia and Ms. Slater are the members of our Board of Directors. We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of Messrs. Perler and Tartaglia and Ms. Slater for their services as members of our Board of Directors for the fiscal year ended December 31, 2006.


                                                DIRECTOR COMPENSATION


                           Fees                                              Non-Qualified
                           Earned or                         Non-Equity      Deferred
                           Paid in      Stock     Option     Incentive       Compensation    All Other
                           Cash         Awards    Awards     Plan            Earnings        Compensation    Total
Name                       ($)          ($)       ($)        Compensation    ($)             ($)             ($)
(a)                        (b)          (c)       (d)        ($)             (f)             (g)             (h)
                                                             (e)
-------------------------- ------------ --------- ---------- --------------- --------------- --------------- ---------
Dore Scott Perler          none         none      none       none            none            none            none
-------------------------- ------------ --------- ---------- --------------- --------------- --------------- ---------
Shawn Tartaglia            none         none      none       none            none            none            none
-------------------------- ------------ --------- ---------- --------------- --------------- --------------- ---------
Julie Slater               none         none      none       none            none            none            none
-------------------------- ------------ --------- ---------- --------------- --------------- --------------- ---------

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock. While we agreed with the placement agent of our recently completed private placement to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, at which time our directors, executive officers and 10% shareholders will have become subject to Section 16(a), we have not as yet registered our common stock under Section 12(g).


CODE OF ETHICS AND BUSINESS CONDUCT

         We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 10871 NW 52 Street, Sunrise, Florida 33351, Attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee a Nominating Committee, or any committee(s) performing similar functions. The functions of those committees are currently undertaken by the entire board as a whole. Our securities are not listed on a national securities exchange and we are not subject to any legal requirement that we establish board committees or that our Board of Directors (or any committee that the board does establish) includes one or more independent directors. Because we have only one director that satisfies the definition of independence promulgated by NASD Marketplace Rule 4200, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

Except as otherwise provided by law, we do not have a policy regarding shareholder nominations of directors, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that director nominees, if any, proffered by our shareholders, will agree to serve on our board. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

                o    understands generally accepted  accounting principles and
                    financial  statements,

                o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

                o    has experience preparing, auditing, analyzing or evaluating financial statements  comparable  to the  breadth and
                     complexity  to our  financial statements,

                o    understands internal controls over financial reporting, and

                o    understands audit committee functions.

Since our formation we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. As with most small, early stage companies until such time our company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract additional independent directors. When we are able to expand our Board of Directors to include one or more additional independent directors, we will consider establishing board committees, including an Audit Committee. We anticipate that at such time, if any, that we are able to attract independent directors, one or more independent directors will also qualify as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value attributable to any option awards is computed in accordance with FAS 123R.

                                               SUMMARY COMPENSATION TABLE

                                                                 NON-EQUITY
                                                                 INCENTIVE     NONQUALIFIED   ALL
NAME AND            YEAR                      STOCK    OPTION    PLAN          DEFERRED       OTHER
PRINCIPAL                  SALARY     BONUS   AWARDS   AWARDS    COMPENSATION  COMPENSATION   COMPENSATION   TOTAL
POSITION                   ($)        ($)     ($)      ($)       ($)           EARNINGS ($)   ($)            ($)
(A)                 (B)    (C)        (D)     (E)      (F)       (G)           (H)            (I)            (J)
------------------- ------ ---------- ------- -------- --------- ------------- -------------- -------------- ------------
Dore Scott Perler
(1)                 2006   165,063         0        0    50,000             0              0         28,000      243,063
------------------- ------ ---------- ------- -------- --------- ------------- -------------- -------------- ------------
                    2005   146,702         0        0    96,700             0              0              0      243,402
------------------- ------ ---------- ------- -------- --------- ------------- -------------- -------------- ------------
Andrew Goldrich(2)
                    2006   153,063         0        0    50,000             0              0         31,000      234,063
------------------- ------ ---------- ------- -------- --------- ------------- -------------- -------------- ------------
                    2005   146,702         0        0    96,700             0              0              0      243,402
------------------- ------ ---------- ------- -------- --------- ------------- -------------- -------------- ------------
Shawn Tartaglia(3)
                    2006   97,846          0        0    50,000             0              0         12,000      159,846
------------------- ------ ---------- ------- -------- --------- ------------- -------------- -------------- ------------
                    2005   96,000          0        0    61,800             0              0              0      157,800
------------------- ------ ---------- ------- -------- --------- ------------- -------------- -------------- ------------



(1) Mr. Perler has served as our Chief Executive Officer and President since July 1998. Mr. Perler's fiscal 2006 compensation include options to purchase 250,000 shares of our common stock with an exercise price of $0.20 share. Mr. Perler's fiscal 2005 compensation include options to purchase 400,000 shares of our common stock with an exercise price of $0.22 share and options to purchase 150,000 shares of our common stock with an exercise price of $0.20 per share which are valued in the aggregate at $96,700. Other compensation includes fees paid for car allowance, health insurance and $10,000 related to the forgiveness of debt.

(2) Mr. Goldrich served as our Vice President and Chief Financial Officer from July 1998 until December 2006. He presently provides consulting services to us. Mr. Goldrich's fiscal 2006 compensation include options to purchase 250,000 shares of our common stock with an exercise price of $0.20 share. Mr. Goldrich's fiscal 2005 compensation include options to purchase 400,000 shares of our common stock with an exercise price of $0.22 share and options to purchase 150,000 shares of our common stock with an exercise price of $0.20 per share which are valued in the aggregate at $96,700. Other compensation includes fees paid for car allowance, health insurance, $3,000 paid as a consulting fee, and $10,000 related to the forgiveness of debt.

(3) Mr. Tartaglia has served as our Vice President and Chief Technical Officer since July 1998. Mr. Tartaglia's fiscal 2006 compensation includes options to purchase 250,000 shares of our common stock with an exercise price of $0.20 per share. Mr. Tartaglia's fiscal 2005 compensation includes options to purchase 200,000 shares of our common stock with an exercise price of $0.22 per share and options to purchase 150,000 shares of our common stock with an exercise price of $0.20 per share which are valued in the aggregate at $61,800. Other compensation includes fees paid for health insurance.

EMPLOYMENT AGREEMENTS

On April 1, 2005, we entered into three-year employment contracts with our Chief Executive Officer and Chief Technology Officer which expire on April 1, 2008. Specific terms are detailed below:

DORE PERLER. Pursuant to his employment agreement with us, Mr. Perler renders full-time professional services to Sense in the capacity of Chief Executive Officer. In consideration for these services as Chief Executive Officer, effective April 1, 2005, we will pay Mr. Perler a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. After May 7, 2006 we continue to compensate Mr. Perler at this salary level. In addition, Mr. Perler is provided a car allowance of up to $500 per month.

SHAWN TARTAGLIA. Pursuant to his employment agreement with us, Mr. Tartaglia renders full-time professional services to Sense in the capacity of Chief Technical Officer. In consideration for these services as Chief Technical Officer, Effective April 1, 2005, we will pay Mr. Tartaglia a salary of $96,800 per annum.

Incentive Compensation

In addition to the base salary, each of our executives who have employment agreements with us are entitled to receive, as incentive compensation in respect of each calendar year (or portion thereof) of Sense, an amount determined in accordance with any bonus or short term incentive compensation program (which may be based upon achieving certain specified performance criteria) which may be established by the board. Sense's Board of Directors will review the determination as to the amounts of any awards available to our executives under these programs at least annually. The review will be made to ensure that such amounts are competitive, and comparable, with awards granted to similarly situated executives of publicly held companies comparable to Sense. Messrs. Perler and Tartaglia represent a majority of our Board of Directors and, accordingly, are in the position to make determinations on bonuses, if any, payable to them.

Other Benefits

The employment agreements with our executives also provide other benefits. Executives receive 10 paid vacation days and such other paid holidays in accordance with Sense's policy. In addition, they are compensated in accordance with Sense's disability policies. An executive may receive up to six (6) months salary continuation in the event of short-term disability. An executive may be granted permission to be absent from Sense during working days to attend professional meetings and to attend to such outside professional duties in the biometrics field as have been mutually agreed upon. Attendance at such approved meetings and accomplishment of approved professional duties is fully compensated service time and not be considered vacation time. We reimburse the executive for all expenses incurred by the executive incident to attendance at approved professional meetings and such entertainment expenses incurred by the executive in furtherance of Sense's interests, provided, however, that such reimbursement is approved by the Board of Directors. We pay dues to professional associations and societies and to such service organizations and clubs of which the executive is a member, which has been approved by the Board of Directors as being in the best interests of Sense. The executives receive all other fringe benefits to which all other employees of Sense are entitled.

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

                  Outstanding Equity Awards at Fiscal Year-End

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                                                                                             EQUITY
                                                                                                             INCENTIVE
                                                                                                 EQUITY      PLAN
                                                                                                 INCENTIVE   AWARDS:
                                                                                         MARKET  PLAN        MARKET
                                                                               NUMBER    VALUE   AWARDS:     OR
                                           EQUITY                              OF        OF      NUMBER OF   PAYOUT
                                           INCENTIVE                           SHARES    SHARES  UNEARNED    VALUE OF
                                           PLAN                                OR        OR      SHARES,     UNEARNED
                                           AWARDS:                             UNITS     UNITS   UNITS OR    SHARES,
              NUMBER OF     NUMBER OF      NUMBER OF                           OF        OF      OTHER       UNITS OR
              SECURITIES    SECURITIES     SECURITIES                          STOCK     STOCK   RIGHTS      OTHER
              UNDERLYING    UNDERLYING     UNDERLYING                          THAT      THAT    THAT HAVE   RIGHTS
              UNEXERCISED   UNEXERCISED    UNEXERCISED  OPTION                 HAVE      HAVE    NOT         THAT
              OPTIONS       OPTIONS        UNEARNED     EXERCISE   OPTION      NOT       NOT     VESTED (#)  HAVE NOT
NAME          (#)           (#)            OPTIONS      PRICE      EXPIRATION  VESTED    VESTED  (I)         VESTED
              EXERCISABLE   UNEXERCISABLE  (#)          ($)        DATE        (#)       ($)                 (#)
(A)           (B)           (C)            (D)          (E)        (F)         (G)       (H)                 (J)
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
Dore Scott
Perler
                   250,000              -            -       0.27     5/21/07         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   250,000              -            -       0.19    12/30/09
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   100,000              -            -       0.19    12/30/07
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   400,000              -            -       0.22     9/02/10         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   150,000              -            -       0.20     5/13/10         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   250,000              -            -       0.20     9/01/11         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------

Andrew
Goldrich           250,000              -            -       0.27     5/21/07         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   250,000              -            -       0.19    12/30/09         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   100,000              -            -       0.19    12/30/07         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   400,000              -            -       0.22     9/02/10         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   150,000              -            -       0.20     5/13/10         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   250,000              -            -       0.20     9/01/11         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
Shawn
Tartaglia          250,000              -            -       0.19    12/30/09         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ---------

                    150,000              -            -       0.79     2/22/07         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                     50,000              -            -       0.19    12/30/07         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                    200,000              -            -       0.22     9/02/10         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   150,000              -            -       0.20     5/13/10         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------
                   250,000              -            -       0.20     9/01/11         -       -           -          -
------------- ------------- -------------- ------------ ---------- ----------- --------- ------- ----------- ----------

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

We currently have three incentive plans, our 1999 Stock Option Plan, our 2001 Equity Compensation Plan and our 2005 Equity Compensation Plan. Following are descriptions of these plans:

1999 Stock Option Plan

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

Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2006 we have outstanding options to purchase 1,250,000 shares under the 1999 Stock Option Plan. There are 250,000 shares remaining under the 1999 Stock Option Plan and none of the options granted to date have been exercised.

2001 Equity Compensation Plan

On November 28, 2001, the board of directors adopted our 2001 Equity Compensation Plan, and on November 28, the 2001 Equity Compensation Plan was ratified by holders of a majority of our outstanding common stock. We had reserved 2,000,000 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2001 Equity Compensation Plan. The 2001 Equity Compensation Plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants.

Under the 2001 Equity Compensation Plan, we may grant incentive stock options only to key employees and employee directors. We may grant non-qualified options and issue direct stock awards to our employees, officers, directors and consultants. Our Board of Directors currently administers the 2001 Equity Compensation Plan.

Subject to the provisions of the 2001 Equity Compensation Plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2001 Compensation Plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2006, we have granted options or awarded shares in the amount of 1,666,160 under the 2001 Equity Compensation Plan. Under the 2001 Equity Compensation Plan, there are 333,840 shares remaining and none of the options granted to date have been exercised.


2005 Equity Compensation Plan

On June 16, 2005, the board of directors adopted our 2005 Equity Compensation Plan, and on June 16, 2005, the 2005 Equity Compensation Plan was ratified by holders of a majority of our outstanding common stock. We had reserved 2,000,000 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2005 Equity Compensation Plan. The 2005 Equity Compensation Plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants.

Under the 2005 Equity Compensation Plan we may grant incentive stock options only to key employees and employee directors. We may grant non-qualified options and issue direct stock awards to our employees, officers, directors and consultants. Our Board of Directors currently administers the 2005 Equity Compensation Plan.

Subject to the provisions of the 2005 Equity Compensation Plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2005 Equity Compensation Plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2006, we have granted options or awarded shares in the amount of 1,517,000 under the 2005 Equity Compensation Plan. Under the 2005 Equity Compensation Plan, there are 483,000 shares remaining and none of the options granted to date have been exercised.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1999 Stock Option Plan, 2001 Equity Compensation Plan and 2005 Equity Compensation Plan and any compensation plans not previously approved by our shareholders as of December 31, 2006.

                                                                Number of            Weighted average    Number of securities
                                                                securities to be     exercise price of   remaining available
                                                                issued upon          outstanding         for future issuance
                                                                exercise of          options, warrants   under equity
                                                                outstanding          and rights (b)      compensation plans
                                                                options, warrants                        (excluding
                                                                and rights (a)                           securities reflected
                                                                                                         in column (a)) (c)
--------------------------------------------------------------- -------------------- ------------------- ----------------------
Plan category
--------------------------------------------------------------- -------------------- ------------------- ----------------------
1999 Stock Option Plan                                                    1,250,000               $0.22                250,000
--------------------------------------------------------------- -------------------- ------------------- ----------------------
2001 Equity Compensation Plan                                               420,000               $0.40                333,840
--------------------------------------------------------------- -------------------- ------------------- ----------------------
2005 Equity Compensation Plan                                             1,000,000               $0.22                483,000
--------------------------------------------------------------- -------------------- ------------------- ----------------------
Equity compensation plans not approved by shareholders                    1,450,000               $0.23
--------------------------------------------------------------- -------------------- ------------------- ----------------------


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

As of December 31, 2006, we had outstanding options covering 1,450,000 shares of our common stock under equity plans not approved by shareholders. The options have exercise prices ranging from $.18 per share to $0.35 per share and expiration dates ranging from September 2008 to September 2011.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 22, 2007 we had 56,139,057 shares of our common stock issued and outstanding. The following table sets forth, as of March 22, 2007, information known to us relating to the beneficial ownership of shares of common stock by:

        o each person who is the beneficial owner of more than five percent of the outstanding shares of common stock;
        o    each director;
        o    each executive officer; and
        o    all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is in care of: Sense Holdings, Inc.,10871 NW 52 Street, Sunrise, Florida 33351.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 28, 2007 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of that date, have been exercise or converted.

Except as other wise required by Securities and Exchange Commission rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

        o    4,120,000  shares of common stock  issuable upon exercise of
             options that   have been granted;

        o 1,066,840 in the event that shares available for award under our stock option plans are awarded; and

        o 18,010,295 shares of common stock issuable upon exercise of outstanding purchase warrants;

                                                                             AMOUNT AND NATURE OF       % OF CLASS
NAME OF BENEFICIAL OWNER                                                     BENEFICIAL OWNERSHIP
------------------------------------------------------------------------- ---------------------------- -------------
Dore Scott Perler (1)                                                                       2,379,723          4.1%
------------------------------------------------------------------------- ---------------------------- -------------
Scott Tartaglia (2)                                                                         1,243,585          2.2%
------------------------------------------------------------------------- ---------------------------- -------------
Julie Slater (3)                                                                               53,703             *
------------------------------------------------------------------------- ---------------------------- -------------
All officers and directors as a group (three persons)1, 2, (3)                              3,677,011          6.3%
------------------------------------------------------------------------- ---------------------------- -------------
Andrew Goldrich (4)                                                                         2,279,519          4.0%
------------------------------------------------------------------------- ---------------------------- -------------
China Direct Investments, Inc. (5)                                                          5,000,000          8.9%
------------------------------------------------------------------------- ---------------------------- -------------

*        represents less than 1%

(1) Mr. Perler's holdings include 1,400,000 shares of our common stock issuable upon the exercise of outstanding options.

(2) Mr. Tartaglia's holdings include 1,050,000 shares of our common stock issuable upon the exercise of outstanding options.

(3) Ms. Slater's holdings include 10,000 shares of common stock issuable upon the exercise of outstanding options.

(4) Mr. Goldrich served as our Vice President and Chief Financial Officer until December 2006. He presently provides consulting services to us. His holdings include 1,400,000 shares of our common stock issuable upon the exercise of outstanding options. Mr. Goldrich's address is 21653 Marigot Drive, Boca Raton, FL 33428.

(5) China Direct Investments, Inc. is a wholly owned subsidiary of China Direct, Inc., a publicly traded company (OTCBB: CHND). Messrs. David Stein, James Wang, and Marc Siegel have voting and investment control over securities held by China Direct Investments, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE


During the years 2000, 2001 and 2002, Dore Perler was loaned $42,000, Andrew Goldrich was loaned $24,500 and Shawn Tartaglia was loaned $1,722. These loans bear interest at 4% per annum, are secured by Sense common shares held by the respective individual, and were payable on December 31, 2006. During the year ended December 31, 2006 approximately $20,000 of these loans were forgiven and recorded as additional compensation ($10,000 each to Mr. Perler and Mr. Goldrich). At December 31, 2006, amounts due from Dore Perler amounted to approximately $29,600 and amounts due from Andrew Goldrich amounted to approximately $18,500.


Director Independence

Ms. Slater is an "independent" director within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS.

Exhibit No.                Description of Document


2.1          Agreement and Plan of Merger between Century Silver Mines, Inc. and
             Sense Holdings, Inc. (1)
3.1(a)       Articles of Incorporation of Sense Holdings, Inc. (1)
3.1(b)       Articles of Merger of Century Silver Mines, Inc. into Sense
             Holdings, Inc. (FL) (1)
3.1(c)       Articles of Merger of Century Silver Mines, Inc. into Sense
             Holdings, Inc. (ID) (1)
3.1(d)       Articles of Amendment to the Articles of Incorporation filed
             February 23, 2007 *
3.2          Bylaws (1)
4.1          Trilogy Capital Partners, Inc. Warrant Agreement dated August 29,
             2005 (6)
10.1         1999 Stock Option Plan (1)
10.5         Technology License Agreement, as amended, with SAC Technologies,
             Inc. (1)
10.6         Lease principal executive offices *
10.11        Manufacturing and Non-Compete Agreement with Test Systems
             Engineering (1)
10.12        Sales Agreement with Integrated Design, Inc.(1)
10.13        Agreement and Plan of Acquisition dated May 31, 2001 with Micro
             Sensor Technologies, Inc. (2)
10.14        Patent License Agreement dated March 26, 2001, between Micro Sensor
             Technologies, Inc. and UT-Battelle, LLC (2)
10.15        Consulting Agreement dated June 1, 2001, between Micro Sensor
             Technologies, Inc., and Dr. Thomas Thundat (2)
10.16        Work for Others Agreement dated June 4, 2001, between UT-Battelle,
             LLC and Micro Sensor Technologies, Inc. (2)
10.17        Form of Promissory Note, as amended (4)
10.18        2001 Equity Compensation Plan (3)
10.19        Employment Agreement between the Company and Dore Scott Perler as of April 1, 2005 (10)
10.20        Employment Agreement between the Company and Andrew Goldrich as of
             April 1, 2005 (11)
10.21        Employment Agreement between the Company and Shawn Tartaglia as of
             April 1, 2005 (12)
10.22        Promissory Notes and related Agreements closed on August 13,
             2003 (5)
10.23        Cooperative Research and Development Agreement (CRADA) between
             UT-Battelle, LLC and Sense Holdings Incorporated
10.24        Trilogy Capital Partners, Inc. Letter of Engagement dated
             September 19, 2005 (6)
10.25        2005 Equity Compensation Plan (7)
10.26        Consulting Agreement with Andrew Goldrich *
10.27        Consulting and Management Agreement with China Direct Investments,
             Inc. (9)
10.28        Exclusive Patent License Agreement dated August 1, 2005, by and between UT-Battelle, LLC and Sense Holdings, Inc.*
14           Code of Business Conduct and Ethics (8)
31.1         Rule 13a-14(A)/15d-14(A) Certification of Chief Executive
             Officer (*)
31.2         Rule 13a-14(A)/15d-14(A) Certification of principal financial and accounting officer*
32.1         Section 906 Certificate Of Chief Executive Officer (*)

------------


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

(4) Previously filed with Form 10-KSB December 31, 2002

(5) Previously filed with Form 10-QSB September 30, 2003

(6) Previously filed with Form 10-QSB for the period ended September 30, 2005 as filed on November 15, 2005 (7) Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125905, as filed June 17, 2005. (8) Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. (9) Incorporated by reference to the Current Report on Form 8-K as filed on November 28, 2006. (10) Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. (11) Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
(12) Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(*) Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2006 and 2005 were approximately $39,500 and $35,500, respectively.

AUDIT-RELATED FEES

For fiscal 2006 and 2005, the Company's auditors billed for service related to an SB-2 registration filing with the SEC in the amount of $0 and $0 respectively. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2006 and 2005, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2006 and 2005 were $0 and $0, respectively.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Sense Holdings, Inc.
Date:    March 30, 2007
                            By: /s/ Dore Scott Perler
                            ------------------------
                             Dore Scott Perler, Director,
                             Chief Executive Officer and President, principal executive officer, principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Capacity                    Date

/s/ Dore Scott Perler    Director, Chief Executive Officer        March 30, 2007
---------------------    and President, principal executive officer,
Dore Scott Perler        principal financial and accounting officer


/s/ Shawn Tartaglia      Chief Technical Officer and Director     March 30, 2007
---------------------
Shawn Tartaglia


/s/ Julie Slater            Director                              March 30, 2007
---------------------
Julie Slater

                    SENSE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS


      Report of Independent Registered Public Accounting Firm................F-2

       Consolidated Financial Statements:

           Consolidated Balance Sheet........................................F-3

           Consolidated Statements of Operations.............................F-4

           Consolidated Statement of Shareholders' Equity..............F-5/A-5/B

           Consolidated Statements of Cash Flows.............................F-6

       Notes to Consolidated Financial Statements....................F-7 to F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sense Holdings, Inc
Boca Raton, Florida


     We have audited the accompanying consolidated balance sheet of Sense Holdings, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sense Holdings, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.



     The accompanying financialstatements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $14,812,705 and has cash used in operations of $1,285,399 for the year ended December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 27, 2007

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006



                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                    $ 152,579
         Accounts receivable                                             11,918
         Inventories, net                                                 7,436
         Other current assets                                             1,021
                                                                     -----------

            Total current assets                                        172,954
                                                                     -----------

PROPERTY AND EQUIPMENT, net                                               6,263
                                                                     -----------

         Due from shareholders                                           41,121
         Deposits                                                         2,042
                                                                     -----------

            Total other assets                                           43,163
                                                                     -----------

            Total assets                                              $ 222,380
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Note payable                                                  $ 25,000
         Accounts payable                                                44,519
         Accrued expenses                                                20,107
         Accrued interest payable                                        24,813
         Deferred revenue                                                13,118
                                                                     -----------

            Total current liabilities                                   127,557
                                                                     -----------

SHAREHOLDERS' EQUITY:
         Common stock, $.10 par value, 350,000,000 shares authorized;
           55,814,057 shares issued and outstanding                   5,581,406
         Additional paid-in capital                                   9,326,122
         Accumulated deficit                                        (14,812,705)
                                                                     -----------

            Total shareholders' equity                                   94,823
                                                                     -----------

            Total liabilities and shareholders' equity                $ 222,380
                                                                     ===========

                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Years Ended
                                                              December 31,
                                                --------------------------------
                                                        2006             2005
                                                ---------------   --------------

Revenues:
   Sale of tangible products                          $ 46,934        $ 440,042
   Service and maintenance                              34,583           61,036
                                                ---------------   --------------

     Total revenues                                     81,517          501,078

Cost of goods sold - tangible products                  48,977          167,577
                                                ---------------   --------------

Gross profit                                            32,540          333,501
                                                ---------------   --------------

Operating expenses:
   Compensation and related taxes                      596,596          435,148
   Consulting and investor relation expense          1,561,577          718,653
   Research and development                            578,979          314,233
   Selling, general and administrative                 478,727          583,544
                                                ---------------   --------------

         Total operating expenses                    3,215,879        2,051,578
                                                ---------------   --------------

Loss from operations                                (3,183,339)      (1,718,077)
                                                ---------------   --------------

Other income (expenses):
   Interest income                                      19,493           10,305
   Interest expense                                   (128,885)         (77,857)
   Debt issuance costs                                 (89,692)         (46,593)
   Loss on sale of securities                                -             (573)
   Loss on impairment of intangible asset             (230,000)               -
   Registration rights penalties                      (140,432)               -
                                                ---------------   --------------

        Total other income (expenses)                 (569,516)        (114,718)
                                                 ---------------   -------------

Net loss                                          $ (3,752,855)    $ (1,832,795)
                                                ===============   ==============


Net loss per common share - basic and diluted          $ (0.08)         $ (0.05)
                                                ===============   ==============
Weighted average number of shares
   outstanding - basic and diluted                  48,859,080       33,884,551
                                                ===============   ==============



                 See notes to consolidated financial statements.

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                             Common Stock, $.10 Par Value
                                                            -----------------------------     Additional
                                                              Number of                        Paid-in
                                                                Shares         Amount          Capital
                                                             ------------- ---------------   -------------
Balance, December 31, 2004                                     32,572,858     $ 3,257,286     $ 6,932,317

Common stock issued upon exercise of warrants                     926,500          92,650          78,810

Common stock issued for debt                                       70,000           7,000           7,700

Common stock issued for services                                  639,500          63,950          80,605

Common stock issued for license rights                            833,333          83,334          66,666

Grant of warrants for services                                          -               -         785,123

Grant of stock options for services                                     -               -         135,276

Grant of warrants in connection with private placement                  -               -         208,004

Amortization of deferred compensation                                   -               -               -

Net loss for the year                                                   -               -               -
                                                             ------------- ---------------   -------------

Balance, December 31, 2005                                     35,042,191       3,504,220       8,294,501

Common stock issued for debt                                      647,727          64,773          99,650

Common stock issued for services                                6,151,500         615,150          69,020

Common stock issued for liquidated damages                        665,036          66,503          54,880

Common stock cancelled pursuant to stock exchange agreement      (683,333)        (68,333)        (81,667)

Grant of warrants for services                                          -               -          33,500

Grant of warrants for liquidated damages                                -               -          19,049

Grant of stock options to employees                                     -               -         150,000

Common stock issued for exercise of warrants                      399,025          39,903         (39,903)

Sale of common stock pursuant to private placement             13,591,911       1,359,190         727,092

Amortization of deferred compensation                                   -               -               -

Net loss for the year                                                   -               -               -
                                                             ------------- ---------------   -------------

Balance, December 31, 2006                                     55,814,057     $ 5,581,406     $ 9,326,122
                                                             ============= ===============   =============


                 See notes to consolidated financial statements.
                                      F-5/A

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                               Deferred      Accumulated     Shareholders'
                                                             Compensation      Deficit          Equity
                                                             -------------  ---------------  -------------
Balance, December 31, 2004                                     $ (299,212)    $ (9,227,055)     $ 663,336

Common stock issued upon exercise of warrants                           -                -        171,460

Common stock issued for debt                                            -                -         14,700

Common stock issued for services                                  (89,940)               -         54,615

Common stock issued for license rights                                  -                -        150,000

Grant of warrants for services                                   (755,100)               -         30,023

Grant of stock options for services                              (130,276)               -          5,000

Grant of warrants in connection with private placement                  -                -        208,004

Amortization of deferred compensation                             641,958                -        641,958

Net loss for the year                                                   -       (1,832,795)    (1,832,795)
                                                             -------------  ---------------  -------------

Balance, December 31, 2005                                       (632,570)     (11,059,850)       106,301

Common stock issued for debt                                            -                -        164,423

Common stock issued for services                                 (112,000)               -        572,170

Common stock issued for liquidated damages                              -                -        121,383

Common stock cancelled pursuant to stock exchange agreement             -                -       (150,000)

Grant of warrants for services                                    (33,500)               -              -

Grant of warrants for liquidated damages                                -                -         19,049

Grant of stock options to employees                                     -                -        150,000

Common stock issued for exercise of warrants                            -                -              -

Sale of common stock pursuant to private placement                      -                -      2,086,282

Amortization of deferred compensation                             778,070                -        778,070

Net loss for the year                                                   -       (3,752,855)    (3,752,855)
                                                             -------------  ---------------  -------------

Balance, December 31, 2006                                     $ -            $(14,812,705)     $  94,823
                                                             =============  ===============  =============



                 See notes to consolidated financial statements.
                                      F-5/B

                       SENSE HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 For the Year Ended
                                                                     December 31,
                                                             ------------------------------
                                                                 2006            2005
                                                             ------------------------------
Cash flows from operating activities:
         Net loss                                             $ (3,752,855)   $ (1,832,795)
                                                             --------------  --------------
         Adjustments to reconcile net loss to net
         cash used in operations:
           Depreciation                                              7,297          11,620
           Common stock, warrants and options issued
           for services                                            722,170          83,838
           Amortization of deferred compensation                   778,070         641,958
           Interest income on shareholder loans                     (1,746)         (2,375)
           Amortization of debt issuance costs                      89,692          46,593
           Amortization of discount of notes payable                92,994          45,675
           Amortization of license rights                           45,000          25,000
           Common stock issued in connection with
           conversion of debt                                       21,923               -
           Loss on impairment of intangible asset                  230,000               -
           Loss on sale of investment                                    -             573
           Bad debts                                                19,496          (1,179)
           Allowance for slow moving inventory                      39,570           4,000
           Registration rights penalty                             140,432               -
         Changes in assets and liabilities:
              Accounts receivable                                  399,484        (405,775)
              Inventories                                           (6,986)         (7,419)
              Other current assets                                  70,114         (59,092)
              Due from shareholders                                 20,000               -
              Deposits                                               7,765               -
              Accounts payable                                    (125,449)        122,513
              Due to related parties                                (5,464)          5,464
              Accrued expenses                                     (51,881)         33,003
              Accrued interest payable                             (14,811)         18,561
              Deferred revenue                                     (10,214)         32,509
                                                             --------------  --------------

                  Total adjustments                              2,467,456         595,467
                                                             --------------  --------------

Net cash used in operating activities                           (1,285,399)     (1,237,328)
                                                             --------------  --------------

Cash flows from investing activities:
         Proceeds from sales of marketable securities                    -          23,002
         Purchase of intangible asset                             (150,000)       (150,000)
                                                             --------------  --------------

Net cash flows used in investing activities                       (150,000)       (126,998)
                                                             --------------  --------------

Cash flows from financing activities:
         Payments on convertible notes payable                    (527,000)        669,500
         Proceeds from sale of common stock                      2,451,000               -
         Payment of placement fees and expenses                   (364,718)              -
         Payment of debt issuance cost                                   -         (66,950)
         Proceeds from margin loan                                       -         (18,530)
         Proceeds from exercise of warrants                              -         171,460
                                                             --------------  --------------

Net cash flows provided by financing activities                  1,559,282         755,480
                                                             --------------  --------------

Net increase (decrease) in cash and cash equivalents               123,883        (608,846)

Cash and cash equivalents - beginning of year                       28,696         637,542
                                                             --------------  --------------

Cash and cash equivalents - end of year                       $    152,579    $    28,696
                                                             ==============  ==============

Supplemental disclosure of cash flow information:
         Cash paid for :
           Interest                                           $     28,813    $    15,876
                                                             ==============  ==============
           Income taxes                                       $          -    $         -
                                                             ==============  ==============

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for debt                            $    142,500    $    14,700
                                                             ==============  ==============
      Common stock issued for license rights                  $          -    $    150,000
                                                             ==============  ==============
       Warrants granted for debt discount and debt
       issuance costs                                         $          -    $    208,004
                                                             ==============  ==============
      Common stock cancelled pursuant to share
      exchange agreement                                      $    150,000    $         -
                                                             ==============  ==============

                 See notes to consolidated financial statements.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements include the accounts of Sense Holdings, Inc. and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment and license rights.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2006, the allowance for doubtful accounts was $0.

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

Property and Equipment


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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

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

The following table sets forth the computation of basic and diluted income per share for the year ended December 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                      2005

    Net loss as reported                             $   (1,832,795)
    Less: total stock-based employee
    compensation expense determined under
    fair value based method, net of related tax
    effect                                                 (388,501)
                                                       ---------------

    Pro forma net loss                               $   (2,221,296)
                                                       ===============

    Basic and diluted loss per share:
                   As reported                                $(.05)
                                                              ======
                    Pro forma                                 $(.07)
                                                              ======

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 totaled approximately $13,300 and $88,717, respectively.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2006, and, generally, does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

For the year ended December 31, 2005, one customer accounted for 83% of the Company's revenues. For the year ended December 31, 2006, four customers accounted for 81% of the Company's revenues.

Registration Rights Agreements

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company recognized a loss on impairment of intangible assets during the year ended December 31, 2006 in connection with the license rights (see note 5).

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

Shipping and handling costs

The Company accounts for shipping and handling costs as a component of "Cost of Sales".

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at December 31, 2006 and 200 include the following:

                                       December 31, 2006       December 31, 2005
                                      ------------------    --------------------

             Options                          4,120,000          4,445,000
             Warrants                        18,010,295         13,460,340
             Convertible Notes Payable                -          2,575,000
                                           ------------        ----------
                                             22,130,295         20,480,340
                                           ============        ==========

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

Research and Development

Research and development costs are expensed as incurred. These costs primarily consist of salaries paid for the development of the Company's software and technology and fees paid to a third party in connection with a Cooperative Research and Development Agreement. Research and development costs for the years ended December 31, 2006 and 2005 were $578,979 and $314,233, respectively.

Warranty Obligations

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company's prior claims history. Actual warranty costs incurred are charged against the accrual when paid. At December 31, 2006, the Company has accrued warranty expense of $15,000 which has been included in accrued expenses on the consolidated balance sheet.

Recent accounting pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2006, the Company had an accumulated deficit of $14,812,705, and for the year ended December 31, 2006, incurred net losses and used cash flows from operations of $3,752,855 and $1,285,399, respectively. While the Company is attempting to increase sales through the licensing of exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products relating to (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices, the growth has not been significant enough to support the Company's daily operations. On March 7, 2006, the Company completed a private placement resulting in gross proceeds of $2,451,000 and management intends to seek additional funding through sales of equity and or/debt securities. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances that these measures will prove effective.

NOTE 3 - INVENTORIES

At December 31, 2006 inventories consists of:

         Raw materials                                   $        25,336
         Finished goods                                           12,100
                                                        -----------------
                                                                  37,436
         Less: Reserve for slow moving inventory
                                                                 (30,000)
                                                         -----------------

                                                          $        7,436
                                                          =================

The Company has written down in 2006 $30,000 of inventory and it is reflected in cost of goods sold.


NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

                                             Estimated life
                                            --------------
      Computer equipment and software           3-5 years         $     16,585
      Furniture and fixtures                      7 years               19,105
                                                              -----------------
                                                                        35,690

      Less: Accumulated depreciation and amortization                  (29,427)
                                                               ----------------
                                                                   $     6,263
                                                               ================

For the years ended December 31, 2006 and 2005, depreciation and amortization expense amounted to $7,297 and $11,620, respectively.

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

o agreed to pay to UT-Battelle, as amended on December 1, 2006, a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments of $10,000 for 2007, $20,000 for 2008 and $25,000 for 2009 and thereafter;

o agreed to pay to UT-Battelle, in the event the Company sublicenses the licensed patents, the greater of 50% of the Company's revenues from sublicensing and the minimum required royalties described above; and

o reimburse UT-Battelle for certain costs and expenses of securing patent protection for the licensed patented technology.

Amortization expense of the license rights amounted to $45,000 and $25,000 for the year ended December 31, 2006 and 2005, respectively.

In connection with the purchase by the Company of the license rights discussed above, it was deemed by management during the period ended December 31, 2006, that the unamortized portion of the license rights was deemed impaired due to a lack of projected future cash flows. Accordingly, the Company recognized a loss on impairment of intangible assets of $230,000 for the year ended December 31, 2006.

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

In March 2006, holders of the $669,500 convertible notes payable described in the preceding paragraph converted $142,500 of debt into 647,727 shares of common stock at a conversion price per share of $.22. This conversion price was less than the market price of $.26 per share resulting in additional 99,650 shares being issued (included in 647,727 shares issued). In connection with the reduction of the conversion price and the issuance of additional shares, the Company recorded interest expense of $21,923. Additionally, the Company repaid notes holders the remaining principal balance of $527,000.

For the year ended December 31, 2006 and 2005, the amount of amortization of imputed interest charged to interest expense was $92,994 and $45,675, respectively.

Skyebanc, Inc. ("Skyebanc"), an NASD member broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a commission equal to eight percent (8%) of the gross proceeds from the sale of the securities. The Company also paid Skyebanc, Inc. non-accountable expenses equal to two percent (2%) of the gross proceeds.

In 2005, the Company also granted warrants to purchase 334,750 shares of its common stock to Skyebanc for its services with regard to the offering at an exercise price of $.16 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost on the convertible notes and were valued at $69,335 to be amortized over the 14-month note terms. The fair market value of each stock warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.25%, volatility ranging from 138% to 145% and expected term of 5 years. For the year ended December 31, 2006 and 2005, amortization of the debt issuance costs amounted to $89,692 and $46,593, respectively.

NOTE 7 - NOTE PAYABLE

During fiscal 2003, the Company received funds in the amount of $750,000 in connection with a private placement and issued 375,000 in purchase warrants. In May 2004, note holders comprising the $750,000 notes payable converted $175,000 of debt into 673,078 shares of common stock. Additionally, in 2004, the Company repaid notes holders $550,000. As of December 31, 2006, the Company has a remaining note payable of $25,000 and has accrued interest payable in the amount of $24,813 in connection with the notes.

For the year ended December 31, 2006, the amount of interest expense was $1,875.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from shareholders/officers

Prior to fiscal 2004, certain shareholders/officers received funds from the Company in the form of demand notes. During 2006, the Company forgave debt amounting to $20,000 which has been recorded as compensation expense and at December 31, 2006, the balance on the amount owed to the Company was $41,121. These loans bear interest at 4% per annum, are secured by Company common shares held by the respective individuals, and were payable on December 31, 2006.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The Company has a net operating loss carry forward for tax purposes totaling approximately $10,472,000 at December 31, 2006, expiring through the year 2026.

 The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2006 and 2005:


                                                                  Year Ended              Year Ended
                                                               December 31, 2006       December 31, 2005
                                                               ------------------     --------------------
Tax benefit computed at "expected" statutory rate                $   (1,290,000)      $         (623,000)
State income taxes, net of benefit                                      (38,000)                 (18,300)
Other permanent differences                                              342,000                  258,000
Increase in valuation allowance                                          986,000                  383,300
                                                               ------------------     --------------------

Net income tax benefit                                           $             -      $                -
                                                               ==================     ====================



Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:


                                                                        December 31, 2006       December 31, 2005
                                                                        ------------------    --------------------
         Tax benefit of net operating loss carryforward                $      3,661,000         $       2,655,300
         Allowance for doubtful accounts                                              -                    16,200
         Allowance for inventory obsolescence                                    10,500                    14,000
         Valuation Allowance                                                 (3,671,500)               (2,685,500)
                                                                      ------------------      --------------------

         Net deferred tax asset recorded                               $              -        $              -
                                                                       ==================     ====================


After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2006 and 2005, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $986,000 from the prior year.

NOTE 10 - SHAREHOLDERS' EQUITY

Common stock

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

On February 17, 2006, the Company entered into a consulting agreement with a third party for business development services for a three-month period. In connection with the consulting agreement, the Company issued 100,000 shares of its common stock for services rendered and to be rendered in the future. The shares were issued at the fair values at the date of the issuance of $.28 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $28,000.

On February 17, 2006, the Company issued 40,000 shares of its common stock for investor relations services rendered. The shares were issued at the fair values at the date of the issuance of $11,200 or $.28 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $11,200.

On February 17, 2006, the Company issued 10,000 shares of its common stock for website services rendered. The shares were issued at the fair values at the date of the issuance of $2,800 or $.28 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $2,800.

On March 6, 2006, the Company issued 20,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $4,800 or $.24 per share. For year ended December 31, 2006, in connection with these shares, the Company recorded professional fees of $4,800.

On March 7, 2006, the Company completed a private placement to accredited investors and received gross proceeds of $2,451,000 from the sale of units consisting in the aggregate of 11,140,911 shares of its common stock and warrants to purchase 5,570,455 shares of common stock. The warrants are exercisable at $0.35 per share for a term of five years. The net proceeds from the transaction are being used to eliminate debt of the Company owing to certain prior note holders and for working capital purposes. The warrants are redeemable by the Company at any time following the first anniversary of the completion of the transaction at a redemption price equal to $0.05 per warrant share, provided the closing price of the Company's common stock is in excess of $0.60 for 20 consecutive trading days on the date of the notice of redemption, and further provided that the average daily trading volume during the 20-day period is greater than 100,000 shares per day. The securities are subject to "full ratchet" anti-dilution protection during the initial one year period following the closing, including common stock of the Company comprising the units and retained by the investor, as well as shares received upon exercise of the warrants. Following the initial one year period, the warrants are subject to "weighted-average" anti-dilution protection. There are limited exceptions to the anti-dilution protection afforded to the investors.

The Company agreed to file a registration statement covering the shares of the common stock underlying the securities issued. In the event the registration statement was not filed by May 7, 2006 or did not become effective by July 21, 2006, then the number of shares of common stock included within the units and the number of common shares underlying the warrants would have increased by 2% for each 30-day period following such period. The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. On May 31, 2006, in connection with registration rights associated with a 2004 private placement, the Company issued 392,000 shares of its common stock and granted 98,000 warrants for payment of liquidating damages. Additionally, on November 29, 2006, the Company issued 273,036 shares of its common stock for payment of liquidating damages. The Company filed the registration statement on June 16, 2006 and became effective on July 10, 2006. As of December 31, 2006, the Company has accrued estimated registration rights penalties of $0 related to the late filing of its registration statement.

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

In March 2006, holders of the $669,500 convertible notes payable (see note 6) converted $142,500 of debt into 647,727 shares of common stock at a conversion price per share of $.22. This conversion price was less than the original agreed upon conversion price of $.26 per share resulting in additional 99,650 shares being issued (included in 647,727 shares issued above). In connection with the reduction of the conversion price and the issuance of additional shares, the Company recorded interest expense of $21,923.

In April 2006, the Company issued 399,025 shares of common stock in a cashless exercise of 529,250 warrants that were previously granted to investors.

On May 1, 2006, the Company issued 35,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $11,025 or $.315 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $11,025.

On May 8, 2006, the Company issued 50,000 shares of its common stock for consulting services rendered. The shares were issued at the fair values at the date of the issuance of $15,000 or $.30 per share. For the year ended December 31, 2006, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $15,000.

On May 31, 2006, the Company issued 392,000 shares of its common stock for payment of liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2004 private placement. The shares were issued at the fair values at the date of the issuance of $94,080 or $.24 per share and included in registration rights penalties on the accompanying consolidated statement of operations..

On June 27, 2006, the Company issued 150,000 shares of its common stock for investor relations services rendered. Additionally, in connection with this consulting agreement, the Company agreed to issue an additional 350,000 shares of common stock under this agreement with 150,000 shares due on August 27, 2006. On October 16, 2006, the Company issued 150,000 shares of common stock in connection with this consulting agreement. The remaining 200,000 shares were due to the consultant on November 27, 2006 unless the contract is terminated by the parties. The Company terminated this contract during the three months ended December 31, 2006. The common shares issued were valued at the fair values at the date of the contract of $63,000 or $.21 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock based consulting expense of $63,000.

On June 26, 2006, the Company issued 30,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $6,300 or $.21 per share. For year ended December 31, 2006, in connection with these shares, the Company recorded professional fees of $6,300.

On June 27, 2006, the Company issued 88,500 shares of its common stock for consulting services rendered. The shares were issued at the fair values at the date of the issuance of $18,585 or $.21 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock-based consulting expense of $18,585.

On August 25, 2006, the Company issued 125,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $25,000 or $.20 per share. For the year ended December 31, 2006, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $25,000.

On September 1, 2006, the Company issued 100,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $20,000 or $.20 per share. For the year ended December 31, 2006, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $20,000.

On October 1, 2006, the Company issued 85,000 shares of its common stock for business development services rendered. The shares were issued at the fair values at the date of the issuance of $12,500 or $.147 per share. For the year ended December 31, 2006, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $12,500.

On October 16, 2006, the Company issued 5,000,000 shares of its common stock for business development and advisory services rendered. The shares were issued at the fair values at the date of the issuance of $450,000 or $.09 per share. For the year ended December 31, 2006, in connection with the issuance of these shares, the Company recorded stock-based consulting expense of $450,000.

On November 21, 2006, the Company issued 168,000 shares of its common stock as payment for rent. The shares were issued at the fair values at the date of the issuance of $15,960 or $.095 per share. For the year ended December 31, 2006, in connection with the issuance of these shares, the Company recorded stock-based rent expense of $15,960.


On November 29, 2006, the Company issued 273,036 shares of its common stock for payment of accrued liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2006 private placement. The shares were issued at the fair values at the date of the issuance of $27,303 or $.10 per share.This was recorded as registration rights penalties.


On December 29, 2006, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 100,000,000 to 350,000,000 shares of common stock at $0.10 par value.

For the year ended December 31, 2006, the Company amortized stock-based compensation of $778,070 from the issuance of shares, options, and warrants in 2005 and 2006.

Stock options

1999 Equity Compensation Plan

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

2005 Equity Compensation Plan

On June 16, 2005, the board of directors adopted the Company's 2005 equity compensation plan (the "2005 Plan") and on June 16, 2005, the 2005 Plan was ratified by holders of a majority of our outstanding common stock. The Company had reserved 2,000,000 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2005 equity compensation plan. The 2005 plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants. Under the 2005 Plan, the Company may grant incentive stock options only to key employees and employee directors. The Company may grant non-qualified options and issue direct stock awards to its employees, officers, directors and consultants. The Company's Board of Directors currently administers the 2005 equity compensation plan.

Subject to the provisions of the 2005 Plan, the board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of our common stock as awards under the 2005 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer.

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

On September 28, 2005, the Company granted options to purchase 250,000 shares of common stock to various individuals serving on the Company's Science and Security Advisory board for a period of one year. The options are exercisable at $0.35 per share for a period of three years. These options were valued at $69,935 to be amortized over the 12-month terms, beginning October 1, 2005. For the year ended December 31, 2006 and 2005, the Company recorded stock-based consulting expense of $ 52,451 and $17,484, respectively. The fair market value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 144% and expected term of 3 years.

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

On October 1, 2005, the Company entered into a one-year consulting agreement and granted options to purchase 200,000 shares of common stock to a consultant for business development services. The options are exercisable at $0.40 per share and expire on October 1, 2010. These options were valued at $60,341 to be amortized over the 12-month terms, beginning October 1, 2005. For the year ended December 31, 2006 and 2005, the Company recorded stock-based consulting expense of $ 45,256 and $15,085, respectively. The fair market value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 144% and expected term of 5 years.

On September 1, 2006, the Company granted five-year options to purchase 750,000 shares of common stock to an employee and to two officers/directors of the Company at an exercise price of $.20 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.20 or $150,000. For the year ended December 31, 2006, in connection with these options, the Company recorded non-cash compensation expense of $150,000.

Stock options (continued)

A summary of the stock options as of December 31, 2006 and 2005 and changes during the periods is presented below:


                                                Year Ended December 31, 2006               Year Ended December 31, 2005
                                                ----------------------------               ----------------------------
                                                                 Weighted Average        Number of        Weighted Average
                                          Number of Options       Exercise Price          Options          Exercise Price
                                          -------------------    ------------------    --------------- -- ------------------
   Balance at beginning of year                   4,445,000        $          0.32         2,085,000     $             0.35
   Granted                                           750,000                  0.20          2,400,000                  0.30
   Exercised                                               -                     -                  -                     -
   Forfeited                                     (1,075,000)                  0.55           (40,000)                  0.39
                                          -------------------   ------------------    ---------------    ------------------
   Balance at end of year                         4,120,000        $          0.24         4,445,000     $             0.32
                                          ===================    ==================    ===============   ==================

   Options exercisable at end of year             4,120,000        $          0.24         4,445,000     $             0.32
                                          ===================    ==================    ===============   ==================
   Weighted average fair value of                                  $          0.20                       $             0.22
   options granted during the year
                                                                 ==================    ===============   ==================



The following table summarizes the Company's stock options outstanding at December 31, 2006:

                                       Options Outstanding                                  Options Exercisable
     ----------------------------------------------------------------------------    ----------------------------------
                                                   Weighted
                               Number               Average          Weighted           Number            Weighted
            Range of       Outstanding at         Remaining          Average         Exercisable at         Average
           Exercise          December 31,         Contractual         Exercise         December 31,         Exercise
             Price               2006                 Life             Price               2006               Price
          ------------     -----------------     ---------------    -------------    -----------------     ------------
     $           0.79               150,000           .17 Years  $          0.79              150,000   $         0.79
                 0.35               250,000          1.75 Years             0.35              250,000             0.35
            0.22-0.27             1,500,000          2.40 Years             0.24            1,500,000             0.24
            0.19-.020             2,220,000          2.75 Years             0.20            2,220,000             0.20
                           -----------------                        -------------    -----------------     ------------

                                  4,120,000                      $          0.24            4,120,000   $         0.24
                           =================                        =============    =================     ============

Common Stock Warrants

On February 21, 2005, the Company granted 200,000 warrants to consultants for services rendered. The warrants expire 3 years from the date of grant and are exercisable at $0.30 per warrant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.15 or $30,023 and recorded stock-based consulting expense.

During June 2005 to September 30, 2005, in connection with a private placement (See Note 6), the Company granted 669,500 purchase warrants to investors and granted warrants to purchase 334,750 shares of common stock, as compensation to the placement agent. The warrants are exercisable at $.16 per common share and expire in five years.

Common Stock warrants (continued)

On September 19, 2005, the Company granted warrants to purchase 3,500,000 shares of common stock to a consultant for investor relation services for a period of one year. The warrants are exercisable at $0.19 per share for a period of three years. The warrants vest and become exercisable as follows: (i) 2,500,000 warrants vest and are immediately exercisable; and (ii) 1,000,000 warrants shall vest and become exercisable on the earlier of (a) the date the Company has received aggregate proceeds from the sale of debt or equity securities of not less than $500,000 after September 19, 2005 or (b) March 18, 2006. The warrants contain cashless exercise provisions and are subject to registration. These warrants were valued at $755,100 to be amortized over the 12-month term, beginning September 19, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 144% and expected term of 3 years. Since 1,000,000 warrants are earned over the term of the agreement and the measurement date in not known, the Company has accounted for these under variable accounting pursuant to EITF 96-18. For the year ended December 31, 2006 and 2005, the Company recorded stock-based consulting expense of $ 534,863 and $220,237, respectively.

On March 7, 2006, in connection with a private placement, the Company granted 5,570,455 purchase warrants to investors. The warrants are exercisable at $.35 per common share and expire in five years.

In April 2006, the Company issued 399,025 shares of common stock in a cashless exercise of 529,250 warrants that were previously granted to investors.

On April 25, 2006, the Company granted 100,000 warrants to a consultant at an exercise price of $.20 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.335 or $33,500. For the year ended December 31, 2006, in connection with these warrants, the Company recorded stock-based consulting expense of $33,500.

On May 31, 2006, the Company granted 98,000 warrants for payment of liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2004 private placement. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.194 or $19,049.

 Stock warrant activity for the years ended December 31, 2006 and 2005 is summarized as follows:



                                              Year Ended December 31, 2006               Year Ended December 31, 2005
                                              ----------------------------               ----------------------------
                                              Number of         Weighted Average        Number of        Weighted Average
                                              Warrants           Exercise Price          Warrants         Exercise Price
                                          ------------------    ------------------   ---------------  ------------------
   Balance at beginning of year                  13,460,340      $           0.67          9,682,590     $            0.87
   Granted                                        5,768,455                  0.35          4,704,250                  0.19
   Exercised                                      (529,250)                 0.185          (926,500)                 0.185
   Forfeited                                      (689,250)                     -                  -                     -
                                          ------------------    ------------------    ---------------    ------------------
   Balance at end of year                       18,010,295       $           0.55       13,460,340        $           0.67
                                          ==================    ==================    ===============    ==================

   Warrants exercisable at end of year          18,010,295       $           0.55        12,460,340       $           0.70
                                          ==================    ==================    ===============    ==================



The following table summarizes the Company's stock warrants outstanding at December 31, 2006:


                                 Warrants Outstanding                                      Warrants Exercisable
     ----------------------------------------------------------------------------    ----------------------------------
                                                     Weighted
                                Number               Averagec         Weighted              Number           Weighted
             Range of       Outstanding at         Remaining          Average         Exercisable at         Average
            Exercise         December 31,         Contractual         Exercise         December 31,         Exercise
             Price               2006                 Life             Price               2006               Price
          -------------    -----------------     ---------------    -------------    -----------------     ------------
        $    0.35-0.55            8,572,255          1.70 Years      $      0.40            8,572,255       $     0.40
             1.25-1.50            4,422,290          0.20 Years             1.25            4,422,290             1.25
                  0.30              200,000          1.15 Years             0.30              200,000             0.30
             0.10-0.20            4,815,750          3.30 Years             0.18            4,815,750             0.18
                           -----------------                        -------------    -----------------     ------------
                                 18,010,295                          $      0.55           18,010,295       $     0.55
                           =================                        =============    =================     ============


NOTE 11- COMMITMENTS

Cooperative Research and Development Agreement

On November 7, 2005, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with UT Battelle/Oakridge National Laboratories, covering the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. In connection with the CRADA, the Company agreed to make payments aggregating $589,000. Through December 31, 2006, the Company has paid $560,000 towards these commitments. The Company did not pay the remaining $29,000 payable under this CRADA agreement due to the fact that all milestones were accomplished under budget for the full payment of $560,000. The Company is currently negotiating a new CRADA agreement for continued research and development of the above mentioned projects.

Employment agreements

On April 1, 2005, the Company entered into three-year employment contracts with our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer which expire on April 1, 2008. Specific terms are detailed below:

     Pursuant to an employment agreement with the Company's chief executive officer (CEO), in consideration for services as CEO, effective April 1, 2005, the Company will pay CEO a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary. Subsequent to May 7, 2006, the CEO's base salary remains at $156,000 per annum. In addition, CEO is provided a car allowance of up to $ 500 per month.

     Pursuant to an employment agreement with the Company's chief financial officer (CFO), in consideration for services as CFO, effective April 1, 2005, the Company will pay CFO a salary of $137,500 per annum through May 6, 2005 and $156,000 through May 7, 2006. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary. Subsequent to May 7, 2006, the CFO's base salary remains at $156,000 per annum. In addition, CFO is provided a car allowance of up to $ 500 per month. On December 26, 2006, the Company's CFO resigned as an officer and director of the Company.

     Pursuant to an employment agreement with the Company's chief technical officer (CTO), in consideration for services as CTO, effective April 1, 2005, the Company will pay CTO a salary of $96,800 per annum.

NOTE 11- COMMITMENTS

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

Consulting agreement

On December 26, 2006, the Company has entered into a consulting agreement with the Company's CFO effective upon his resignation where he will assist the Company regarding financial accounting and general business matters. The consulting agreement calls for a monthly payment of $3,000 for a period of 3 months, and the agreement may be extended for an additional 3 months as determined by the parties.

NOTE 12 - PROPOSED ACQUISITION

     On December 21, 2006, the Company entered into a Memorandum of Understanding regarding the purchase by a newly formed wholly-owned subsidiary of a 60% equity ownership in Jinyang Energy Company Limited ("Jinyang") located in Taiyuan China. The Memorandum of Understanding contemplates the purchase of the 60% equity ownership from Jinyang's sole shareholder, Jinyang Coke Group Corp. If the acquisition is consummated, under the structure of the Memorandum of Understanding it is not anticipated that the acquisition will result in a change of management for Sense. Consummation of the acquisition is conditioned upon the finalization of definitive agreements, delivery of audited financial statements, securing appropriate approvals, including Jinyang's sole shareholder, and normal closing conditions for transactions of this kind. While the consummation of a definitive agreement and closing is subject to various conditions, it was initially contemplated that any acquisition would occur on or prior to March 31, 2007.


NOTE 13- SUBSEQUENT EVENT

In January 2007 The Company announced its intention to spin off the patented technology licensed through UT Battelle, LLC. to the company's shareholders. The Company intends to transfer all related assets and liabilities to a newly formed subsidiary, Explosive Sensing Systems, Inc. The Company presently intends to file a registration statement with the Securities and Exchange Commission, and once declared effective will pay its shareholders a dividend in the form of 100% of the common stock of Explosive Sensing Systems.

On January 30, 2007, the Company granted five-year options to purchase 750,000 shares of common stock to two officers/directors of the Company at an exercise price of $.08 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.08 or $60,000. In connection with these options, the Company recorded non-cash compensation expense of $60,000.

On January 30, 2007, the Company issued 100,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $8,000 or $.08 per share.

On February 5, 2007, the Company issued 225,000 shares of its common stock to consultants for business development service services rendered. The shares were issued at the fair values at the date of the issuance of $18,000 or $.08 per share.