Form 10QSB
period 2007-03-31
SENSE HOLDINGS INC
filed 2007-05-11
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-87293


                              SENSE HOLDINGS, INC.
           ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            FLORIDA                                     82-0326560
           ---------                                    ----------
(State or other jurisdiction of                     (I.R.S.  Employer
 incorporation of organization)                     Identification No.)


                               10871 N.W. 52nd St.
                                SUNRISE, FL 33351
                               ------------------
                    (Address of principal executive offices)

                                 (954) 726-1422
                         -----------------------------
                (Issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,239,057 shares at May 10, 2007.

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


                                 March 31, 2007



                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 2007 (unaudited)...............3

         Consolidated Statements of Operations (unaudited)
               For the Three Months March 31, 2007 and 2006....................4

         Consolidated Statements of Cash Flows (unaudited)
               For Three Months Ended March 31, 2007 and 2006..................5

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


PART II  OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........22

Item 6.  Exhibits.............................................................22

Signatures ...................................................................23

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                   $     140,925
     Accounts receivable                                                63,517
     Inventories, net                                                    4,641
                                                                 --------------

        Total current assets                                           209,083
                                                                 --------------

PROPERTY AND EQUIPMENT, net                                              5,441
                                                                 -------------

Due from shareholders                                                   36,803
Deposits                                                                 1,230
                                                                 --------------

        Total other assets                                              38,033
                                                                 -------------

        Total assets                                             $     252,557
                                                                 ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                $      25,000
     Accounts payable                                                   44,523
     Accrued expenses                                                   15,434
     Accrued interest payable                                           25,438
     Deferred revenue                                                   51,812
                                                                  ------------

        Total current liabilities                                      162,207
                                                                   ------------

SHAREHOLDERS' EQUITY:
     Common stock, $.10 par value, 350,000,000 shares authorized;
       58,239,057 shares issued and outstanding                      5,823,906
     Additional paid-in capital                                      9,242,622
     Accumulated deficit                                           (14,976,178)
                                                                  -------------

        Total shareholders' equity                                     90,350
                                                                  -------------

      Total liabilities and shareholders' equity                 $  252,557
                                                                ================


            See notes to unaudited consolidated financial statements.
                                       -3-

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended
                                                          March 31,
                                               ---------------------------------
                                                     2007             2006
                                               -------------    ----------------
                                                (Unaudited)         (Unaudited)
Revenues:
   Sale of tangible products                   $     11,562       $      11,863

   Service and maintenance                           20,325              18,518
                                               -------------      --------------


     Total revenues                                  31,887              30,381


Cost of goods sold - tangible products                4,430              15,200
                                               -------------     ---------------

Gross profit                                         27,457              15,181
                                                ------------     ---------------

Operating expenses:

   Compensation and related taxes                   85,647              130,091

   Consulting and investor relation expense         28,785              351,354

   Research and development                              -              186,249

   Selling, general and administrative              76,618              133,099
                                                ------------     ---------------

         Total operating expenses                  191,050              800,793
                                                ------------     ---------------

Loss from operations                              (163,593)            (785,612)
                                                ------------     ---------------

Other income (expenses):

   Interest income                                     745                1,824

   Interest expense                                   (625)            (143,730)

   Debt issuance costs                                   -              (89,692)

   Registration rights penalties                         -             (156,958)
                                                ------------     ---------------


        Total other income (expenses)                  120             (388,556)
                                                ------------     ---------------

Net loss                                      $   (163,473)      $   (1,174,168)
                                              ==============    ================



Net loss per common share - basic
and diluted                                   $          -       $        (0.03)
                                              ==============    ================

Weighted average number of shares
   outstanding - basic and diluted              56,015,724           41,092,248
                                              ===============   ================


            See notes to unaudited consolidated financial statements.
                                       -4-

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                          --------------------------------------
                                                                                 2007                2006
                                                                           --------------     ------------------
                                                                            (Unaudited)          (Unaudited)
Cash flows from operating activities:
     Net loss                                                            $    (163,473)              (1,174,168)

     Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                               822                    2,905
        Common stock, warrants and options issued for services                  54,000                   32,800
        Amortization of deferred compensation                                        -                  221,344
        Interest income on shareholder loans                                         -                     (582)
        Amortization of debt issuance costs                                          -                   89,692
        Amortization of discount of notes payable                                    -                   92,994
        Amortization of license rights                                               -                   15,000
        Common stock issued in connection with conversion of debt                    -                   21,923
        Bad debts                                                                    -                    6,831
        Allowance for slow moving inventory                                          -                   11,500
        Registration rights penalty                                                  -                  156,958
     Changes in assets and liabilities:
          Accounts receivable                                                    7,419                  404,574
          Inventories                                                            2,795                   (6,628)
          Other current assets                                                   1,021                  (96,800)
          Due from shareholders                                                  4,318                        -
          Deposits                                                                 812                        -
          Accounts payable                                                           4                 (122,415)
          Due to related parties                                                     -                   (5,464)
          Accrued expenses                                                      (4,673)                 (16,232)
          Accrued interest payable                                                 625                        -
          Deferred revenue                                                     (20,324)                 (18,143)
                                                                           --------------     ------------------

                               Total adjustments                                46,819                  790,257
                                                                           --------------     ------------------

Net cash used in operating activities                                         (116,654)                (383,911)
                                                                           --------------     ------------------

Cash flows from investing activities:
     Purchase of intangible asset                                                    -                 (150,000)
                                                                           --------------     ------------------

Net cash flows used in investing activities                                          -                 (150,000)
                                                                           --------------     ------------------

Cash flows from financing activities:
     Payments on convertible notes payable                                           -                 (527,000)
     Proceeds from sale of common stock                                        105,000                2,451,000
     Payment of placement fees and expenses                                          -                 (364,718)
                                                                           --------------     ------------------

Net cash flows provided by financing activities                                105,000                1,559,282
                                                                           --------------     ------------------

Net increase (decrease) in cash and cash equivalents                           (11,654)               1,025,371

Cash and cash equivalents - beginning of year                                  152,579                   28,696
                                                                           --------------     ------------------

Cash and cash equivalents - end of period                                   $  140,925              $ 1,054,067
                                                                           ==============      ==================

Supplemental disclosure of cash flow information:
     Cash paid for :
        Interest                                                            $       -              $     28,813
                                                                           ==============      ==================
        Income taxes                                                        $       -              $          -
                                                                           ==============      ==================

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for debt                                           $      -               $   142,500
                                                                           ==============      ==================
      Common stock cancelled pursuant to share exchange agreement            $      -               $   150,000
                                                                           ==============      ==================


            See notes to unaudited consolidated financial statements.
                                       -5-

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2007, the allowance for doubtful accounts was $0.

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


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

Loss per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at March 31, 2007 include the following:



                      Options                                     4,320,000
                      Warrants                                   15,688,005
                                                        ----------------------
                                                                 20,008,005
                                                         ======================

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2007

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a significant effect on the Company's reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on its financial position, results of operations, or cash flows.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2007


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


NOTE 2 - INVENTORIES

At March 31, 2007 inventories consists of:

         Raw materials                                $   22,541
         Finished goods                                   12,100
                                                     -----------
                                                          34,641

         Less: Reserve for slow moving inventory         (30,000)
                                                     ------------

                                                      $    4,641
                                                      ===========

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2007


NOTE 3 - SHAREHOLDERS' EQUITY

Common stock

On January 30, 2007, the Company issued 100,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $8,000 or $.08 per share.

On February 5, 2007, the Company issued 225,000 shares of its common stock to consultants for business development services rendered. The shares were issued at the fair values at the date of the issuance of $18,000 or $.08 per share.

On March 31, 2007, the Company completed a private placement to accredited investors and received gross proceeds of $105,000 from the sale of units consisting in the aggregate of 2,100,000 shares of its common stock and warrants to purchase 2,100,000 shares of common stock. The warrants are exercisable at $0.10 per share for a term of five years. The net proceeds from the transaction are being used for working capital purposes.

Stock options

On January 30, 2007, the Company granted five-year options to purchase 350,000 shares of common stock to two officers/directors of the Company at an exercise price of $.08 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.08 or $28,000. In connection with these options, the Company recorded stock-based compensation expense of $28,000.

Stock option activity for the three months ended March 31, 2007 is summarized as follows:

                                           Number of Options   Weighted Average
                                                                 Exercise Price
                                            ----------------   -----------------
   Balance at beginning of year                 4,120,000        $      0.24
   Granted                                        350,000               0.08
   Exercised                                            -                  -
   Forfeited                                     (150,000)              0.79
                                            ----------------   -----------------
   Balance at end of period                     4,320,000        $      0.21
                                            ================   =================

   Options exercisable at end of period         4,320,000        $      0.24
                                            ================   =================

   Weighted average fair value of options                        $      0.08
    granted during the period                                  -----------------

The following table summarizes the Company's stock options outstanding at March 31, 2007:


                                       Options Outstanding                                  Options Exercisable
     ----------------------------------------------------------------------------    ----------------------------------
                                                    Weighted          Weighted                               Weighted
           Range of             Number           Average Remaining     Average            Number              Average
           Exercise         Outstanding at        Contractual         Exercise        Exercisable at         Exercise
             Price          March 31, 2007            Life             Price          March 31, 2007          Price
          ------------     -----------------     ---------------    -------------    -----------------     ------------
        $        0.08               350,000          4.90 Years     $       0.08              350,000      $      0.08
                 0.35               250,000          1.50 Years             0.35              250,000             0.35
            0.22-0.27             1,500,000          2.15 Years             0.24            1,500,000             0.24
            0.19-.020             2,220,000          2.50 Years             0.20            2,220,000             0.20
                           -----------------                        -------------    -----------------     ------------

                                  4,320,000                         $       0.21            4,320,000      $      0.21
                           =================                        =============    =================     ============

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2007


NOTE 3 - SHAREHOLDERS' EQUITY (continued)

Stock options (continued)


Common Stock Warrants

On March 31, 2007, in connection with a private placement, the Company granted 2,100,000 purchase warrants to investors. The warrants are exercisable at $.10 per common share and expire in five years.

Stock warrant activity for the three months ended March 31, 2007 is summarized as follows:

                                              Number of    Weighted average
                                                shares      exercise price
                                              ----------    --------------
    Outstanding at December 31, 2006         18,010,295              0.55
       Granted                                2,100,000              0.10
       Exercised                                      -                 -
       Cancelled                             (4,422,290)             1.25
                                             -----------   --------------

           Outstanding at March 31, 2007     15,688,005             $0.29
                                            ============   ===============


The following table summarizes the Company's stock warrants outstanding at March 31, 2007:

                                 Warrants Outstanding                                      Warrants Exercisable
     ----------------------------------------------------------------------------    ----------------------------------
                                                   Weighted
                                                    Average          Weighted                               Weighted
             Range of         Number                Remaining          Average          Number               Average
            Exercise        Outstanding at        Contractual         Exercise        Exercisable at        Exercise
             Price          March 31, 2007            Life             Price          March 31, 2007          Price
          -------------    -----------------     ---------------    -------------    -----------------     ------------
       $     0.35-0.55            8,572,255          1.70 Years     $       0.40            8,572,255       $     0.40
                  0.30              200,000          1.15 Years             0.30              200,000             0.30
             0.16-0.20            4,815,750          3.30 Years             0.18            4,815,750             0.18
                  0.10            2,100,000          5.00 Years             0.10            2,100,000             0.10
                           -----------------                        -------------    -----------------     ------------
                                 15,688,005                         $       0.29           15,688,005       $     0.29
                           =================                        =============    =================     ============

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2007, the Company had an accumulated deficit of $14,976,178, and for the three months ended March 31, 2007, incurred net losses and used cash flows from operations of $163,473 and $116,654, respectively. While the Company is attempting to increase sales through the licensing of exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products relating to (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices, the growth has not been significant enough to support the Company's daily operations.

On March 31, 2007, the Company completed a private placement resulting in gross proceeds of $105,000 and management intends to seek additional funding through sales of equity and or/debt securities. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances that these measures will prove effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Sense Holdings, Inc. for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of Sense Holdings, Inc. as filed with the Securities and Exchange Commission.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continued to use significant working capital and have limited shareholders' equity at March 31, 2007. In recognition of such circumstances, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2006 that expressed substantial doubt regarding our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 2006

REVENUES, COST OF GOODS SOLD - TANGIBLE PRODUCTS AND GROSS PROFIT

For the three months ended March 31, 2007, we generated revenues of $31,887. The cost of goods sold - tangible products was $4,430. We do not record a cost of goods sold related to service and maintenance revenues. This resulted in a gross profit of $27,457 and an overall gross profit percentage of 86% for the three months ended March 31, 2007. For the three months ended March 31, 2006, we generated revenues of $30,381. The cost of goods sold - tangible products was $15,200. This resulted in a gross profit of $15,181 and a gross profit percentage of 49% for the three months ended March 31, 2006. The increase in revenues generated was $1,506 or less than 1.0%. During the three months ended March 31, 2007, our overall gross profit was higher due to the sale of software of $1,500 which has no associated cost. Additionally, for the three months ended March 31, 2006, cost of sales which related to the sale of tangible products included a charge of $11,500 relating to an additional reserve on slow-moving inventory. We continue to refocus on the sale of our existing product line, expanding our existing product line and continue to seek sufficient capital to engage in effective sale efforts.

OPERATING EXPENSES

Overall, total operating expenses decreased $609,743, or approximately 76%, for the three months ended March 31, 2007 from the three months ended March 31, 2006. This decrease included the following:

         o For the three months ended March 31, 2007, compensation and related taxes decreased to $85,647 as compared to $130,091 for the three months ended March 31, 2006, a decrease of $44,444 or 34.2%. The decrease was primarily attributable to the reduction of salary due to the departure of Andrew Goldrich, our former officer, in December 2006 and the reduction of other personnel. This decrease was offset by an increase in stock-based compensation of $28,000 for the three months ended March 31, 2007 for stock options granted to a employees as compared to $0 for the three months ended March 31, 2006. Due to a reduction in staff at the end of fiscal 2006, we expect our compensation and related taxes to decrease during fiscal 2007.

         o For the three months ended March 31, 2007, consulting and investor relation expenses amounted to $28,785 as compared to $351,354 for the three months ended March 31, 2006, a decrease of $322,569 or 91.8%. During the three months ended March 31, 2007, we issued 225,000 shares of common stock to consultants valued at $18,000 for business development services. During the three months ended March 31, 2006, we granted common stock and warrants for business development and investor relations services and amortized deferred compensation expense for shares previously issued in 2005 amounting to $249,344. During 2006, we engaged various investor relations firms to bring awareness of our Company and new product developments to the investment community. However, as a result of our limited resources, we expect consulting and investor relations expense to decrease substantially in fiscal 2007.

         o For the three months ended March 31, 2007, research and development costs amounted to $0 as compared to $186,249 for the three months ended March 31, 2006, a decrease of $186,249 or 100%. During the three months ended March 31, 2006, we paid fees to third parties for development of security products under a Cooperative Research and Development Agreement which was being amortized over the period of the agreement. Subject to the availability of additional funding, we plan on continuing our research and development spending in fiscal 2007. If, however, such funding is not available we expect to significantly curtail our research and development activities in fiscal 2007.

         o For the three months ended March 31, 2007, other selling, general and administrative expenses were $76,618 as compared to $133,099 for the three months ended March 31, 2006, a decrease of $56,481 or 42.4% and included the following:

                                         2007               2006
                                 --------------    -------------------
       Rent                           $  3,206            $  14,192
       Professional fees                 42,411              33,381
       Bad debt                               -               6,831
       Other operating expenses          31,001              78,695
                                 ----------------    -----------------

            Total                     $  76,618           $ 133,099
                                 ================    =================

During the three months ended March 31, 2007, rent expense decreased $10,986 due to the relocation of our offices to smaller space.

For the three months ended March 31, 2007, professional fees increased by $9,030 or 27%. The increase is primarily related to an increase in legal fees related to general corporate matters.

For the three months ended March 31, 2007, bad debt expense decreased $6,831 or 100% due to the decrease in write-off of our accounts receivable.

For the three months ended March 31, 2007, other operating expenses decreased $47,694 or 23%. Other operating expenses include office expense, telephone, insurance (including health insurance) travel and entertainment, and auto expenses. The decrease was attributable to cost-cutting measures.

In fiscal 2007, we expect our expenses to decrease as we continue to cut costs due to a lack of working capital.

OTHER INCOME (EXPENSES)

Total other income for the three months ended March 31, 2007 was $120 as compared to other expenses of $(388,556) for the three months ended March 31, 2006, a decrease of $388,676 or approximately 100%. This decrease included the following:

         o Interest income for the three months ended March 31, 2007 was $745 compared to $1,824 for the three months ended March 31, 2006. The decrease is due to a decrease in the average interest-bearing deposits.

         o Interest expense decreased to $625 for the three month ended March 31, 2007 as compared to interest expense of $143,730 for the three months ended March 31, 2006, a decrease of $143,105. In the 2006 period, we paid interest on outstanding convertible notes that were repaid or converted to common stock in March 2006 and we recorded amortization of a discount on notes payable of $92,944. Additionally, in the 2006 period, in connection with the conversion of notes payable to common stock, we issued additional shares with a fair value of $21,923 which we charged to interest expense.

         o For the three months ended March 31, 2006, we recorded amortization of debt issuance costs of $89,692 related to fees paid in connection with our convertible notes payable compared to $0 for the three months ended March 31, 2007. Since all of our debt has been extinguished, in fiscal 2007 we will not record amortization of debt issuance costs absent the issuance of new debt instruments.

         o For the three months ended March 31, 2006, we recorded registration rights penalty of $156,958 related to registration rights agreements entered into in connection with a private placement. We do not have comparable expenses for the three months ended march 31, 2007. We do not expect to incur these expenses in fiscal 2007 absent entering into new financing agreements which contain registration rights clauses and our failure to timely comply with those provisions.

OVERALL

We reported a net loss for the three months ended March 31, 2007 of $163,473 compared to a net loss for the three months ended March 31, 2006 of $1,174,168. This translates to an overall per-share loss of $.00 for the three months ended March 31, 2007 compared to per-share loss of $.03 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since inception and at March 31, 2007 we have an accumulated deficit of approximately $15 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as going concern. At March 31, 2007, we had cash on hand of approximately $141,000 and working capital of approximately $47,000. We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures except as discussed later in this section.

On March 31, 2007, we completed a private placement of units to accredited investors consisting in the aggregate of 2,100,000 shares of our common stock and warrants to purchase 2,100,000 shares of common stock. The warrants are exercisable at $0.10 per share for a term of five years. We received gross proceeds of $105,000 in this transaction. The net proceeds from the transaction will be used for working capital purposes.

For the three month ended March 31, 2007, net cash used in operating activities amounted to $116,654 and was attributable primarily to the net loss of $163,473 and the repayments for accrued expenses of $4,673 and an increase in deferred revenue of $20,324 offset by stock-based compensation of $54,000, depreciation of $822, the receipt of cash from accounts receivable of $7,419, and other non-cash items and changes in asset and liability accounts of $9,575. For the three months ended March 31, 2006, net cash used in operating activities amounted to $383,911 and was attributable primarily to the net loss of $1,174,168 offset by non-cash compensation of $254,144, depreciation and amortization of $2,905, the amortization of the debt offering costs of $89,692, the amortization of the discount on notes payable of $92,994, the amortization of license rights of $15,000, other non-cash items and changes in asset and liability accounts. Additionally, during the three months ended March 31, 2006, we collected accounts receivable of $404,574.

For the three months ended March 31, 2007, we did use cash for investing activities/ For the three months ended March 31, 2006, net cash used in investing activities was $150,000 attributable to a share exchange agreement whereby we paid $150,000 to UT Battelle for the return and cancellation of 683,333 shares of our common stock previously issued to them in August 2005.

For the three months ended March 31, 2007, net cash provided by financing activities was $105,000 and consisted of proceeds from the sale of common stock under a private placement. For the three months ended March 31, 2006, net cash provided by financing activities was $1,559,282 and consisted of proceeds from the sale of common stock under a private placement of $2,451,000 offset by the payment of placement fees and expenses of $364,718 and the repayment of convertible notes payable of $527,000.

As a result of the above, total cash decreased by $11,654 during the three months ended March 31, 2007 as compared to an increase in cash of $1,025,371 during the three months ended March 31, 2006.

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

The Company, at present, does not have any contractual obligations for capital expenditures for fiscal year 2007. In addition the Company does not have any obligations other than trade and operating payables incurred during the normal course of business. During fiscal 2007 the Company may need to raise additional capital to pay its overhead and expand its business. Our operations, however, do not generate sufficient capital to pay our overhead expenses or for the growth of our company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adoption of this interpretation did not have a material impact on our financial position, results of operations, or cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also serves as our principal financial and accounting officer, is responsible for establishing and maintaining disclosure controls and procedures for us. Based on such officer's evaluation of these controls and procedures our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting during our first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2007, we completed a private placement to accredited investors and received gross proceeds of $105,000 from the sale of units consisting in the aggregate of 2,100,000 shares of its common stock and warrants to purchase 2,100,000 shares of common stock. The warrants are exercisable at $0.10 per share for a term of five years. The net proceeds from the transaction are being used for working capital purposes.

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES


Date:    May 11, 2007              By: /S/ Dore Scott Perler
                                  ---------------------
                                  Dore Scott Perler, Director, Chief Executive
                                  Officer and President, principal executive
                                  officer, principal financial and accounting
                                  officer