Form 10QSB
period 2007-06-30
SENSE HOLDINGS INC
filed 2007-08-14
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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


                         10871 N.W. 52nd Street, Suite 2
                               Sunrise, FL 33351
                    (Address of principal executive offices)

                                 (954) 726-1422
                (Issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 76,964,057 shares at August 5, 2007.

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

                                                     June 30, 2007



                                      INDEX

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - June 30, 2007 (unaudited)................3

         Consolidated Statements of Operations (unaudited)
               For the Three and Six Months June 30, 2007 and 2006.............4
..
         Consolidated Statements of Cash Flows (unaudited)
               For Six Months Ended June 30, 2007 and 2006.....................5

         Notes to Unaudited Consolidated Financial Statements...............6-16

Item 2.  Management's Discussion and Analysis or Plan of Operation ........17-25

Item 3.  Controls and Procedures .............................................25

PART II  OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........26

Item 6.  Exhibits.............................................................26

Signatures ...................................................................27

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                            ASSETS
CURRENT ASSETS:
        Cash                                                                       $    785,376
        Accounts receivable, net                                                      3,720,855
        Notes receivable                                                                225,580
        Inventories, net                                                              1,765,572
        Advances on purchases                                                           262,547
        Prepaid expense and other                                                     1,154,195
                                                                            --------------------

           Total current assets                                                       7,914,125
                                                                            --------------------

LONG-TERM ASSETS:
        Restricted cash                                                                 524,604
        Property and equipment, net                                                   1,128,171
        Land use rights, net                                                            166,504
        Marketable securities - held for sale                                            26,230
        Goodwill                                                                        276,520
        Other assets                                                                    202,723
                                                                            --------------------

           Total other assets                                                         2,324,752
                                                                            --------------------

           Total assets                                                            $ 10,238,877
                                                                            ====================

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable                                                              $  2,123,416
        Accounts payable and accrued expenses                                         1,252,866
        Advances from customers                                                         948,341
        Other payables                                                                  355,747
        Due to related parties                                                          979,297
        Deferred revenue                                                                 44,512
                                                                            --------------------

           Total current liabilities                                                  5,704,179
                                                                            --------------------


MINORITY INTEREST                                                                     3,360,553
                                                                            --------------------

SHAREHOLDERS' EQUITY:
        Common stock, $.001 par value, 350,000,000 shares authorized;
          75,964,057 shares issued and outstanding                                       75,964
        Additional paid-in capital                                                   16,564,439
        Accumulated deficit                                                         (15,466,258)
                                                                            --------------------

           Total shareholders' equity                                                 1,174,145
                                                                            --------------------

           Total liabilities and shareholders' equity                              $ 10,238,877
                                                                            ====================


            See notes to unaudited consolidated financial statements.
                                       -3-

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the Three Months Ended             For the Six Months Ended
                                                              June 30,                              June 30,
                                                  ------------------------------------   ----------------------------------
                                                          2007               2006               2007               2006
                                                  -----------------   ----------------   ----------------   ---------------
Revenues:
   Sale of tangible products                            $      351         $    1,112         $   11,913       $    12,975
   Service and maintenance                                  19,322             (2,578)            39,647            15,940
                                                  -----------------   ----------------   ----------------   ---------------

     Total revenues                                         19,673             (1,466)            51,560            28,915

Cost of goods sold - tangible products                      (1,500)            10,584              2,930            25,784
                                                  -----------------   ----------------   ----------------   ---------------

Gross profit                                                21,173            (12,050)            48,630             3,131
                                                  -----------------   ----------------   ----------------   ---------------

Operating expenses:
   Compensation and related taxes                          114,983            117,080            200,630           247,171
   Consulting and investor relation expense                333,375            347,171            362,160           732,735
   Research and development                                      -            186,249                  -           372,498
   Selling, general and administrative                      63,037            195,878            139,655           294,767
                                                  -----------------   ----------------   ----------------   ---------------

         Total operating expenses                          511,395            846,378            702,445         1,647,171
                                                  -----------------   ----------------   ----------------   ---------------

Loss from operations                                      (490,222)          (858,428)          (653,815)       (1,644,040)
                                                  -----------------   ----------------   ----------------   ---------------

Other income (expenses):
   Interest income                                             767             10,340              1,512            12,164
   Interest expense                                           (625)            15,997             (1,250)         (127,733)
   Debt issuance costs                                           -                  -                  -           (89,692)
   Registration rights penalties                                 -             43,829                  -          (113,129)
                                                  -----------------   ----------------   ----------------   ---------------

        Total other income (expenses)                          142             70,166                262          (318,390)
                                                  -----------------   ----------------   ----------------   ---------------

Net loss                                                $ (490,080)        $ (788,262)        $ (653,553)      $ (1,962,430)
                                                  =================   ================   ================   ===============


Net loss per common share - basic and diluted            $   (0.01)        $    (0.02)        $    (0.01)      $      (0.04)
                                                  =================   ================   ================   ===============

Weighted average number of shares
   outstanding - basic and diluted                      58,929,441         49,392,926         57,480,630        45,322,313
                                                  =================   ================   ================   ===============




            See notes to unaudited consolidated financial statements.
                                       -4-

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                          --------------------------------
                                                                                2007             2006
                                                                           ---------------- ---------------

Cash flows from operating activities:
      Net loss                                                                $  (653,553)  $(1,962,430)
                                                                            ---------------- ---------------

      Adjustments to reconcile net loss to net cash used in operations:
         Depreciation                                                               1,644         5,810
         Common stock, warrants and options issued for services                   440,375        68,710
         Amortization of deferred compensation                                          -       476,505
         Interest income on shareholder loans                                           -       ( 1,164)
         Amortization of debt issuance costs                                            -        89,692
         Amortization of discount of notes payable                                      -        92,994
         Amortization of license rights                                                 -        30,000
         Common stock issued in connection with conversion of debt                      -        21,923
         Bad debts                                                                      -         6,676
         Allowance for slow moving inventory                                            -        23,000
         Registration rights penalty                                                    -       113,129
      Changes in assets and liabilities:
           Accounts receivable                                                     56,538       410,814
           Inventories                                                              4,008        (9,740)
           Other current assets                                                    12,839      (103,601)
           Other assets                                                               (20)            -
           Accounts payable and accrued expenses                                  (25,080)     (161,619)
           Due to related parties                                                       -        (5,464)
           Other payables                                                          15,093             -
           Deferred revenue                                                       (27,624)       (5,387)
                                                                          ---------------- ---------------

                 Total adjustments                                                477,773     1,052,278
                                                                          ---------------- ---------------

Net cash used in operating activities                                           (175,780)      (910,152)
                                                                           ---------------- ---------------

Cash flows from investing activities:
      Cash acquired in acquisition                                                 703,577            -
      Purchase of intangible asset                                                       -     (150,000)
                                                                           ---------------- ---------------

Net cash flows provided by (used in) investing activities                           703,577    (150,000)
                                                                           ---------------- ---------------

Cash flows from financing activities:
      Payments on convertible notes payable                                               -    (527,000)
      Proceeds from sale of common stock                                            105,000   2,451,000
      Payment of placement fees and expenses                                              -    (364,718)
                                                                            ---------------- ---------------

Net cash flows provided by financing activities                                     105,000    1,559,282
                                                                           ---------------- ---------------

Net increase in cash                                                                632,797      499,130

Cash - beginning of year                                                            152,579       28,696
                                                                           ---------------- ---------------

Cash - end of period                                                           $    785,376  $   527,826
                                                                            ================ ===============

Supplemental disclosure of cash flow information:
      Cash paid for :
         Interest                                                             $           -  $    28,813
                                                                            ================ ===============
         Income taxes                                                         $           -  $          -
                                                                            ================ ===============

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for debt                                            $           -   $  142,500
                                                                            ================ ===============

Common stock cancelled pursuant to share exchange agreement                   $           -   $   150,000
                                                                            ================ ===============

      Acquisition details:
       Fair value of assets acquired                                          $   9,826,748  $          -
                                                                            =============== ================
       Liabilities assumed                                                    $   8,915,768  $          -
                                                                            =============== ================
       Common stock issued for acquisitions                                   $   1,187,500  $          -
                                                                            =============== ================
       Goodwill                                                               $     276,520  $          -
                                                                            =============== ================

            See notes to unaudited consolidated financial statements.
                                       -5-

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2007




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

Effective June 27, 2007, the Company entered into a membership interest exchange agreement with Shanghai Aohong Industry Co., Ltd. ("Aohong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, the Company acquired 56.08% of the membership interests of Aohong from that company in exchange for $3,380,000 to be invested in Aohong between September 30, 2007 and July 27, 2009. As part of the transaction, 12,500,000 shares of the Company's common stock valued at $1,187,500 were issued to Mr. Hu for the retention of current management (see
Note 2).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2007 include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets.

Accounts Receivable

Accounts receivable consists primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required. As of June 30, 2007, the Company has recorded an allowance for doubtful accounts of $144,355.

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

The following policies reflect specific criteria for the various revenues streams of the Company:

The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectibility is reasonably assured.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Revenue from the performance of services is recognized upon completion of the service.

Loss per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at June 30, 2007 include the following:


                Options                               4,420,000
                Warrants                             15,688,005
                                         ----------------------
                                                     20,108,005
                                         ======================

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For the purpose of this disclosure, the fair value of a financial instrument is the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments.

Foreign Currency

Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translations", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the date those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss or gain.

The reporting currency is the U.S. dollar. The functional currency of Aohong is the local currency, the Renminbi, which is sometimes referred to as the Chinese Dollar ("RMB"). The financial statements of Aohong are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the RMB and the United States dollar.

Recent Accounting Pronouncements

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

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - ACQUISITION

On June 27, 2007, the Company entered into a membership interest exchange agreement (the "Transaction") with Shanghai Aohong Industry Co., Ltd. ("Aohong), a Chinese limited liability company, and its sole members
Mr. Aihua Hu and his wife, Mrs. Ying Ye. The transaction closed June 27, 2007.

Under the terms of the agreement, the Company acquired a 56.08% majority interest in Aohong in exchange for 12,500,000 shares of teh Company's common stock, valued at $1,187,500 in the aggregate ("Consideration Stock")and $3,380,000 in cash consideration. The Company agreed to contribute $3,380,000 to increase the net assets of Aohong. The $3,380,000 will be contributed to Aohong pursuant to the following schedule:

      a) $800,000 shall be paid to Aohong on or before September 30,2007;
      b) $400,000 shall be paid to Aohong on or before June 30, 2008;
      c) $600,000 shall be paid to Aohong on or before December 31, 2008; and
      d) the remaining $1,580,000 shall be paid to Aohong on or before June 27, 2009.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The fair value of the common stock is based on the $0.095 quoted trading price of the common stock on the acquisition date and amounted to $1,187,500. The purchase price was determined based on an arm's length negotiation and no finder's fees or commissions were paid in connection with this acquisition. The transfer of the membership interests to us is subject to receipt by Aohong of the necessary government approvals as required by the laws of the People's Republic of China. Subsequent to June 27, 2007, Aohong has submitted the requisite documentation and the approval process is pending. The purchase price exceeded the fair value of net assets acquired by $276,520 which has been applied to goodwill. The results of operations of Aohong are included in the consolidated results of operations of the Company from the acquisition date of June 27, 2007 to June 30, 2007.

The 56.08% interest in Aohong will be held in China Chemical Group, Inc., a wholly owned subsidiary of Sense Holdings, Inc.

Aohong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Aohong had occurred as of the following periods:

                                 Six Months Ended June    Six Months Ended June
                                       30, 2007                 30, 2006
                                  ------------------------ ---------------------
   Net Revenues                         $16,031,995              $10,983,693
   Costs and Expenses                   $16,001,407              $12,594,374
   Net Income (Loss)                    $    30,588              $(1,610,681)
   Net Income (Loss) per Share          $       .00              $     (0.03)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - INVENTORIES

At June 30, 2007 inventories consists of:

         Raw materials                          $             21,328
         Finished goods                                    1,774,244
                                                   ------------------
                                                           1,795,572

     Less: Reserve for slow moving inventory                 (30,000)
                                                   ------------------

                                                $          1,765,572
                                                   ==================


NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consisted of the following:

                                 Estimated Life

           Buildings                          20 years             $   583,753
           Auto and Truck                      5 years                 151,234
           Manufacturing Equipment            10 years                 277,895
           Office Equipment                    5 years                  54,738
           Construction in Progress              -                      91,622
                                                             ------------------
                                                                     1,159,242

           Less: Accumulated Depreciation                              (31,071)
                                                             ------------------

                                                                   $ 1,128,171
                                                             ==================

For the six months ended June 30, 2007 and 2006, depreciation expense amounted to $1,644 and $5,810, respectively.

NOTE 5 - LAND USE RIGHTS

Aohong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount RMB 1,367,350, fluctuated by the exchange rate. At June 30, 2007, the land use rights are valued at $166,504. Under the terms of the agreement, Aohong has rights to use certain land until November 3, 2053. Aohong will amortize these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition).


                                         Estimated Remaining Life

Land Use Rights                               46 year                $ 166,504
Less: Accumulated Amortization                                               -
                                                              -----------------
                                                                     $ 166,504
                                                              ==================

NOTE 6 - NOTES PAYABLE


Notes payable consisted of the following at June 30, 2007:

Notes payable to Country Commercial Bank HuaTing Branch, due on November 28,
2007. Interest only payable monthly at an annual rate of 7.38%. Secured by the
buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai.                                      $     262,303

Notes payable to Country Commercial Bank HuaTing Branch, due on January 16, 2008.
Interest only payable monthly at an annual rate of 7.38%. Guaranteed by Shanghai
Ronghua Press Container Co. Ltd, Shanghai Wuling Environmental Material Co. Ltd and
Shanghai Binghong Trading Co. Ltd.                                                                       327,877

Notes payable to Country Commercial Bank HuaTing Branch, due on February 28, 2008.
Interest only payable monthly at an annual rate of 7.74%. Guaranteed by Shanghai
Ronghua Press Container Co. Ltd, Shanghai Hanqu Trading Co. Ltd, Shanghai Wuling
Environmental Material Co. Ltd and Shanghai Binghong Trading Co. Ltd.                                    196,726

Bank acceptances payable. Non-interest bearing.  Secured by restricted cash.                           1,311,510

Note payable to individual, due on demand with interest
due at 10% per annum.                                                                                     25,000
                                                                                          -----------------------

Total                                                                                                  2,123,416

Less: Current Portion                                                                                 (2,123,416)
                                                                                          -----------------------

                                                                                                  $            -
Long Term Portion of the Notes Payable
                                                                                          =======================


NOTE 7 - SHAREHOLDERS' EQUITY

Common stock

Subsequent to the period, on July 12, 2007, the Company amended its article of incorporation to change the par value of the Company's common stock to $.001 per share.

On January 30, 2007, the Company issued 100,000 shares of its common stock for accounting services rendered. The shares were issued at the fair values at the date of the issuance of $8,000 or $.08 per share.

On March 31, 2007, the Company issued 225,000 shares of its common stock to consultants for business development service services rendered. The shares were issued at the fair values at the date of the issuance of $18,000 or $.08 per share.

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

On May 14 and May 16, 2007, the Company issued an aggregate of 225,000 shares of its common stock to consultants for business development service services rendered. The shares were issued at the fair values at the date of the issuance of $12,875 or $.05 to $.063 per share. Accordingly, the Company recorded stock-based consulting expense of $12,875.

On June 27, 2007, the Company executed a consulting agreement with CDI Shanghai Management Co., Ltd., a Chinese limited liability company ("Consultant"), for consulting services provided by Consultant since April 1, 2007 and the agreement expires on September 30, 2007. Consultant has been providing services to identify suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services. Under the terms of the consulting agreement, the Company issued Consultant 5,000,000 shares of its common stock to the consultant. The Company valued these common shares at the fair market value on the date of grant of $0.095 per share or $475,000 based on the trading price of common shares. Accordingly, the Company recorded stock-based consulting expense of $237,500 and deferred compensation of $237,500, which will be amortized over the remaining service period.

On June 27, 2007, in connection with an acquisition (see Note 2), the Company issued 12,500,000 shares of its common stock. The Company valued these common shares at the fair market value on the acquisition date of $0.095 per share or $1,187,500 based on the trading price of common shares.

Stock options

2005 Stock Option Plan

On June 26, 2007 the Company's Board of Directors adopted a resolution approving an increase in the number of shares subject to the 2005 Equity Compensation Plan, as amended, to 5,000,000 shares from 2,000,000 shares.

Stock Option Grants

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

On June 28, 2007, the Company granted five-year options to purchase 1,000,000 and 600,000 shares of common stock to an officer/director of the Company and to a consultant, respectively, at an exercise price of $.08 per share. The Company valued these stock options utilizing the Black-Scholes options pricing model at approximately $0.085 or $136,000. In connection with these options, the Company recorded stock-based compensation expense of $85,000 and stock-based consulting expense of $51,000.

On June 30, 2007, the Company cancelled an aggregate of 1,000,000 stock options with an exercise price of $0.22 previously granted to two officers and a former officer.

Stock option activity for the six months ended June 30, 2007 is summarized as follows:


                                                       Number of Options            Weighted Average
                                                                                     Exercise Price
                                                    ------------------------  --------------------------
   Balance at beginning of year                                   4,120,000                   $     0.24
   Granted                                                        1,950,000                         0.08
   Exercised                                                              -                            -
   Forfeited                                                     (1,650,000)                        0.29
                                                    ------------------------  --------------------------
   Balance at end of period                                       4,420,000                    $    0.15
                                                    ========================  ==========================

   Options exercisable at end of period                           4,420,000                    $    0.15
                                                    ========================  ==========================

   Weighted average fair value of options                                                       $   0.08
    granted during the period                                                  -------------------------

The following table summarizes the Company's stock options outstanding at June 30, 2007:


                                       Options Outstanding                                  Options Exercisable
     ----------------------------------------------------------------------------    ----------------------------------
                                                   Weighted
                                                    Average          Weighted                               Weighted
           Range of              Number            Remaining          Average             Number             Average
           Exercise         Outstanding at        Contractual         Exercise        Exercisable at        Exercise
             Price          June 30, 2007             Life             Price          June 30, 2007           Price
          ------------     -----------------     ---------------    -------------    -----------------     ------------
          $      0.08             1,950,000          4.90 Years       $     0.08            1,950,000        $    0.08
                 0.35               250,000          1.25 Years             0.35              250,000             0.35
            0.19-.020             2,220,000          2.25 Years             0.20            2,220,000             0.20
                           -----------------                        -------------    -----------------     ------------

                                  4,420,000                           $     0.15            4,420,000        $    0.15
                           =================                        =============    =================     ============

Common Stock Warrants

On March 31, 2007, in connection with a private placement, the Company granted 2,100,000 purchase warrants to investors. The warrants are exercisable at $.10 per common share and expire in five years.

Stock warrant activity for the six months ended June 30, 2007 is summarized as follows:

                           Number of Weighted average
                                                     shares      exercise price
                                                      ----------   ------------
           Outstanding at December 31, 2006         18,010,295             0.55
               Granted                               2,100,000             0.10
               Exercised                                     -                -
               Cancelled                            (4,422,290)            1.25
                                                     -----------  --------------

           Outstanding at June 30, 2007              15,688,005           $0.29
                                                   ============   ==============

The following table summarizes the Company's stock warrants outstanding at June 30, 2007:

                                 Warrants Outstanding                                      Warrants Exercisable
     ----------------------------------------------------------------------------    ----------------------------------
                                                   Weighted
                                                    Average          Weighted                               Weighted
           Range of              Number            Remaining          Average             Number             Average
           Exercise         Outstanding at        Contractual         Exercise        Exercisable at        Exercise
             Price          June 30, 2007             Life             Price          June 30, 2007           Price
         ------------    -----------------     ---------------    -------------    -----------------     ------------
       $     0.35-0.55            8,572,255          1.45 Years       $     0.40            8,572,255      $      0.40
                  0.30              200,000          0.90 Years             0.30              200,000             0.30
             0.16-0.20            4,815,750          3.05 Years             0.18            4,815,750             0.18
                  0.10            2,100,000          4.75 Years             0.10            2,100,000             0.10
                           -----------------                        -------------    -----------------     ------------
                                 15,688,005                           $     0.29           15,688,005      $      0.29
                           =================                        =============    =================     ============


NOTE 8 - OPERATING RISK

(a) Concentration of credit risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company places its cash with financial institutions with high credit ratings. Substantially all of the Company's cash accounts are located in Shanghai, of the Peoples Republic of China ("PRC").

(b) Country risk

Revenues of Aohong are mainly derived from the sale of refrigerant products in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(c) Product risk

In addition to competing with other companies, Aohong could have to compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that Aohong will remain competitive should this occur.

(d) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(e) Key personnel risk

The Company's future success depends on the continued services of Mr. Aiuhu Hu in China and Dore Perler in the United States. The loss of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees.

NOTE 9 - COMMITMENTS

Employment agreements

On May 1, 2007, the Company entered into a three-year employment contract with its Chief Executive Officer which expires on May 1, 2010. Specific terms are detailed below:

     Pursuant to an employment agreement with the Company's chief executive officer (CEO), in consideration for services as CEO, effective May 1, 2007, the Company will pay CEO a salary of $156,000 per annum. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary. In addition, the CEO is provided a car allowance of up to $500 per month.

         Incentive Compensation

         In addition to the base salary, the Company's CEO is entitled to receive, as incentive compensation in respect of each calendar year (or portion thereof), an amount determined in accordance with any bonus or short term incentive compensation program, which may be based upon achieving certain specified performance criteria, which may be established by the board. The Company's Board of Directors shall review the determination as to the amounts of any awards available to its CEO under these programs at least annually. The review shall ensure that such amounts are competitive, and comparable, with awards granted to similarly situated executives of publicly held companies comparable to the Company.

         Other Benefits

         The employment agreement with its CEO also provides other benefits. Executives receive 10 paid vacation days and such other paid holidays in accordance with Sense's policy. In addition, he is compensated in accordance with Sense's disability policies. An executive may receive up to six (6) months salary continuation in the event of short-term disability. An executive may be granted permission to be absent from the Company during working days to attend professional meetings and to attend to such outside professional duties in the biometrics field as have been mutually agreed upon. Attendance at such approved meetings and accomplishment of approved professional duties shall be fully compensated service time and shall not be considered vacation time. We shall reimburse the executive for all expenses incurred by the executive incident to attendance at approved professional meetings and such entertainment expenses incurred by the executive in furtherance of the Company's interests, provided, however, that such reimbursement is approved by the Board of Directors. We pay dues to professional associations and societies and to such service organizations and clubs of which the executive is a member, which has been approved by the Board of Directors as being in the best interests of the Company. The executives receive all other fringe benefits to which all other employees of Sense are entitled.

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





NOTE 10 - SUBSEQUENT EVENTS

On July 9, 2007, the Company issued 1,000,000 shares of common stock to an officer and a former officer of the Company (500,000 shares each) for services rendered. The shares were issued at the fair values at the date of the issuance of $80,000 or $.08 per share. Accordingly, the Company recorded stock-based consulting expense of $80,000

On July 12, 2007, the Company amended its article of incorporation to change the par value of the Company's common stock to $.001 per share.

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

OVERVIEW

            Prior to June 27, 2007 and currently, we design, develop, manufacture and sell fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We also own, license or have optioned for purchase additional security-related technologies. We also license certain patented technology designed to detect chemical vapors and unexploded ordnance including bombs, grenades, shells, rockets, and other explosive devices. We have also been granted a 24-month right of first refusal to negotiate a patent license agreement covering security-related applications for proprietary technology relating to the detection of biological warfare agents.

            In addition, in June 2007, we decided to discontinue our plans related to the spin-off of our MEMS technology into a new company. In January 2007, we announced we intended to spin off the MEMS technology to our shareholders. Our management believed that the spin-off would permit our investors with the opportunity to better evaluate the potential risks and benefits of each business unit, that we could improve the likelihood that each operating unit would be able to raise the necessary working capital to continue its respective operations and management of each business unit would be in a better position to devote the necessary time and attention to its own operations. We have subsequently, determined, however we will not move forward at this time with the proposed spin-off. We do not presently have sufficient resources to pay the legal, accounting and related costs which will be incurred to undertake the spin-off and we may incur certain regulatory difficulties concluding the spin-off as a result of the impairment of the MEMS technology related assets in fiscal 2006.

Shanghai Aohong Industry Co., Ltd.

         In furtherance of our efforts to enter into a business combination with an operating entity in an effort to increase our revenues, effective June 27, 2007 we entered into a membership interest exchange agreement (the "Transaction") with Shanghai Aohong Industry Co., Ltd. ("Aohong), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.01% of the membership interests of Aohong from that company in exchange for $3,380,000 to be paid to Aohong pursuant to the following schedule, together with 12,500,000 shares of our common stock valued at $1,187,500 to be issued to Mr. Hu:

     o   $800,000 shall be paid to Aohong on or before September 30, 2007; and
     o   $400,000 shall be paid to Aohong on or before June 30, 2008; and
     o   $600,000 shall be paid to Aohong on or before December 31, 2008; and
     o the remaining $1,580,000 shall be paid to Aohong on or before June 27, 2009.

         Our interest in Aohong is held in our wholly-owned subsidiary, China Chemical Group, Inc. which was previously formed in anticipation of a similar business combination. We will be required to raise capital from the sale of our securities to provide the funds necessary to meet these obligations, and we do not presently have any firm commitments to provide such capital.

         The shares of our common stock to be issued to Mr. Hu will represent approximately 16.72% of our issued and outstanding common stock. Aohong, Mr. Hu and Mrs. Ye were unrelated third parties prior to the transaction. Following the execution of the agreement, Aohong, Mr. Hu and Mrs. Ye are required to promptly apply as necessary to obtain the documents which represent the formal approvals of the relevant regulatory agencies in the People's Republic of China to our purchase of a controlling interest in Aohong.

         Aohong was formed by Mr. Hu and Mrs. Ye in February 2000 and prior to the transaction it had registered capital of approximately $2,300,000. Aohong's offices are located in Shanghai. Aohong and its wholly owned subsidiaries, Shanghai Binghong Trading Co., Ltd. and Shanghai Wuling Environmental Material Co. Ltd., distribute and sell coolants which are primarily used in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishers and assorted aerosol sprays. Aohong's customers include automobile manufacturers, manufacturers of refrigerators and air conditioners as well as distributors of coolants. Aohong distributes to 16 provinces in China, as well as exporting to Taiwan, Russia and Thailand.

            Mr. Hu, who is Aohong's Chief Executive Officer, will continue in that capacity.

         Summarized information about Aohong's results of operations for the years ended December 31, 2006 and 2005 and for the six months ended June 30, 2007 are as follows:

                                                        For the Six
                                                     Months Ended June                                  For the Year
                                                          30, 2007            For the Year ended       ended December
                                                        (Unaudited)           December 31, 2006            31, 2005
                                                     -------------------     --------------------     -------------------
          Revenues                                    $     15,980,435        $     21,115,623        $    13,803,841
          Cost of sales                                    (13,837,641)            (19,303,386)           (12,037,248)
          Operating expenses                                (1,434,751)             (1,304,312)              (965,314)
          Other income (expenses)                              (22,804)                (78,575)               (16,731)
          Income taxes                                          (1,098)                   (127)                  (208)
                                                     -------------------     --------------------     -------------------

          Net income                                  $        684,141        $        429,223        $       784,340
                                                     ===================     ====================     ===================


SENSE TECHNOLOGIES

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

         We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. As a result, we continue to use significant working capital and have limited shareholders' equity at June 30, 2007. In recognition of such circumstances, our independent certified public accountants included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2006 that expressed substantial doubt regarding our ability to continue as a going concern.

         We will continue to make customizations to our existing systems if such systems can be supported by our reduction in research and development spending and our smaller staff. However, as discussed above, additional financing is still needed to fund our longer-term operating needs, including continued marketing activities we deem critical to building broad public awareness of, and demand for, our current systems. We believe that additional financing and sales increases we expect to realize from additional marketing activities will be sufficient to support us until that point in time at which we forecast that our business will become self-sustaining from internally generated cash flow. There is no assurance we will be able to raise additional financing or increase sales in the coming year.

         With respect to our operating cost structure, we implemented a series of difficult, yet necessary, cost-cutting measures during our preceding fiscal year. The most significant of which was the elimination of substantially all non-critical personnel, consultants and infrastructure.

         Sense currently operate with a core staff of two full-time employees who are also our executive officers. Additionally, we eliminated a substantial portion of our product research and development expenditures in the prior year. We expect that our product research and development needs and expenditures for the foreseeable future will remain nominal.

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

RESULTS OF OPERATIONS

         The following results of operations only includes the operating results of Sense Technologies and does not include the results of Aohong which was acquired on June 27, 2007.

SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES, COST OF GOODS SOLD - TANGIBLE PRODUCTS AND GROSS PROFIT

            For the six months ended June 30, 2007, we generated revenues of $51,560. The cost of goods sold - tangible products was $2,930. We do not record cost of goods sold related to service and maintenance revenues. This resulted in a gross profit of $48,630 and an overall gross profit percentage of 94% for the six months ended June 30, 2007. For the six months ended June 30, 2006, we generated revenues of $28,915. The cost of goods sold - tangible products was $25,784. This resulted in a gross profit of $3,131 and a gross profit percentage of 11% for the six months ended June 30, 2006. The increase in revenues generated was $22,645 or 78%. During the six months ended June 30, 2007, our overall gross profit was higher due to the sale of software of $1,500 which has no associated cost. Additionally, for the six months ended June 30, 2006, cost of sales which related to the sale of tangible products included a charge of $23,000 relating to an additional reserve on slow-moving inventory. We continue to focus on the sale of our existing product line and continue to seek sufficient capital to engage in effective sale efforts.

OPERATING EXPENSES

         Overall, total operating expenses decreased $944,726, or approximately 57%, for the six months ended June 30, 2007 from the six months ended June 30, 2006. This decrease included the following:

         o For the six months ended June 30, 2007, compensation and related taxes decreased to $200,630 as compared to $247,171 for the six months ended June 30, 2006, a decrease of $46,541 or 19%. The decrease was primarily attributable to the reduction of salary due to the departure of Andrew Goldrich, our former officer, in December 2006 and the reduction of other personnel. This decrease was offset by an increase in stock-based compensation of $113,000 for the six months ended June 30, 2007 for stock options granted to employees and a former officer/consultant as compared to $0 for the six months ended June 30, 2006. Due to a reduction in staff at the end of fiscal 2006, we expect our compensation and related taxes to decrease during fiscal 2007.

         o For the six months ended June 30, 2007, consulting and investor relation expenses amounted to $362,160 as compared to $732,735 for the six months ended June 30, 2006, a decrease of $370,575 or 51%. During the six months ended June 30, 2007, we issued 5,450,000 shares of common stock to consultants valued at $564,875 for business development services. During the six months ended June 30, 2007, we recorded stock-based consulting and investor relations expense of $327,375 and deferred compensation expense of $237,500 which will be expensed over the remaining service period. During the six months ended June 30, 2006, we granted common stock and warrants for business development and investor relations services and amortized deferred compensation expense for shares previously issued in 2005 amounting to $526,555. During 2006, we engaged various investor relations firms to bring awareness of our Company and new product developments to the investment community. However, as a result of our limited resources, we expect consulting and investor relations expense to decrease substantially in fiscal 2007.

         o For the six months ended June 30, 2007, research and development costs amounted to $0 as compared to $372,498 for the six months ended June 30, 2006, a decrease of $372,498 or 100%. During the six months ended June 30, 2006, we paid fees to third parties for development of security products under a Cooperative Research and Development Agreement which was being amortized over the period of the agreement. Subject to the availability of additional funding, we plan on continuing our research and development spending in fiscal 2007. If, however, such funding is not available we expect to significantly curtail our research and development activities in fiscal 2007.

         o For the six months ended June 30, 2007, other selling, general and administrative expenses were $139,655 as compared to $294,767 for the six months ended June 30, 2006, a decrease of $155,112 or 53% and included the following:


                                            2007                     2006
                                  ----------------------    -------------------

       Rent                                   $  6,559             $  31,784
       Professional fees                        52,459                64,286
       Bad debt                                    117                21,879
       Other operating expenses                 80,520               176,818
                                  ----------------------    -------------------

            Total                            $ 139,655             $ 294,767
                                  =====================     ====================

During the six months ended June 30, 2007, rent expense decreased $25,225 due to the relocation of our offices to smaller space.

For the six months ended June 30, 2007, professional fees decreased by $11,827 or 18%. The decrease is primarily related to an decrease in legal fees related to general corporate matters.

For the six months ended June 30, 2007, bad debt expense decreased $21,762 or 99.5% due to the decrease in write-offs of our accounts receivable.

For the six months ended June 30, 2007, other operating expenses decreased $96,298 or 54.5%. Other operating expenses include office expense, telephone, insurance (including health insurance) travel and entertainment, and auto expenses. The decrease was attributable to cost-cutting measures.

In fiscal 2007, we expect our expenses to decrease as we continue to cut costs due to a lack of working capital.

OTHER INCOME (EXPENSES)

Total other income for the six months ended June 30, 2007 was $262 as compared to other expenses of $(318,390) for the six months ended June 30, 2006, a decrease of $318,652 or approximately 100%. This decrease included the following:

         o Interest income for the six months ended June 30, 2007 was $1,512 compared to $12,164 for the six months ended June 30, 2006. The decrease is due to a decrease in the average interest-bearing deposits.

         o Interest expense decreased to $1,250 for the six month ended June 30, 2007 as compared to interest expense of $127,733 for the six months ended June 30, 2006, a decrease of $126,483. In the 2006 period, we paid interest on outstanding convertible notes that were repaid or converted to common stock in March 2006 and we recorded amortization of a discount on notes payable of $92,944. Additionally, in the 2006 period, in connection with the conversion of notes payable to common stock, we issued additional shares with a fair value of $21,923 which we charged to interest expense.

         o For the six months ended June 30, 2006, we recorded amortization of debt issuance costs of $89,692 related to fees paid in connection with our convertible notes payable compared to $0 for the six months ended June 30, 2007. Since all of our debt has been extinguished, in fiscal 2007 we will not record amortization of debt issuance costs absent the issuance of new debt instruments.

         o For the six months ended June 30, 2006, we recorded registration rights penalty of $113,129 related to registration rights agreements entered into in connection with a private placement. We do not have comparable expenses for the six months ended June 30, 2007. We do not expect to incur these expenses in fiscal 2007 absent entering into new financing agreements which contain registration rights clauses and our failure to timely comply with those provisions.

OVERALL

         We reported a net loss for the six months ended June 30, 2007 of $653,553 compared to a net loss for the six months ended June 30, 2006 of $1,962,430. This translates to an overall per-share loss of $.01 for the six months ended June 30, 2007 compared to per-share loss of $.04 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since inception and at June 30, 2007 we have an accumulated deficit of approximately $15.5 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as going concern. At June 30, 2007, we had cash on hand of approximately $785,000 and working capital of approximately $2,210,000. Our cash is located in the following geographic areas:

                           China                     $        703,000
                           United States                       82,000
                                                     ----------------
                                                      $       785,000

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

         Additionally, we have committed to contribute $3,380,000 in working capital to Aohong under the following schedule:

  o    $800,000 shall be paid to Aohong on or before September 30, 2007; and
  o    $400,000 shall be paid to Aohong on or before June 30, 2008; and
  o    $600,000 shall be paid to Aohong on or before December 31, 2008; and
  o the remaining $1,580,000 shall be paid to Aohong on or before June 27, 2009.

         For the six month ended June 30, 2007, net cash used in operating activities amounted to $175,780 and was attributable primarily to the net loss of $653,553 and the repayments for accounts payable and accrued expenses of $25,080 and a decrease in deferred revenue of $27,624 offset by stock-based compensation of $440,375, depreciation of $1,644, the receipt of cash from accounts receivable of $56,538, and other non-cash items and changes in asset and liability accounts of $31,920. For the six months ended June 30, 2006, net cash used in operating activities amounted to $910,152 and was attributable primarily to the net loss of $1,962,430 offset by non-cash compensation of $545,215, depreciation and amortization of $5,810, the amortization of the debt offering costs of $89,692, the amortization of the discount on notes payable of $92,994, the amortization of license rights of $30,000, the registration right penalty of $113,129, and other non-cash items and changes in asset and liability accounts of $174,624. Additionally, during the six months ended June 30, 2006, we collected accounts receivable of $410,814 and paid research and development fees of $410,000 related to a Cooperative Research and Development Agreement.

         For the six months ended June 30, 2007, acquired cash in an acquisition in the amount of $703,577. For the six months ended June 30, 2006, net cash used in investing activities was $150,000 attributable to a share exchange agreement whereby we paid $150,000 to UT Battelle for the return and cancellation of 683,333 shares of our common stock previously issued to them in August 2005.

         For the six months ended June 30, 2007, net cash provided by financing activities was $105,000 and consisted of proceeds from the sale of common stock under a private placement. For the six months ended June 30, 2006, net cash provided by financing activities was $1,559,282 and consisted of proceeds from the sale of common stock under a private placement of $2,451,000 offset by the payment of placement fees and expenses of $364,718 and the repayment of convertible notes payable of $527,000.

         As a result of the above, total cash increased by $632,797 during the six months ended June 30, 2007 as compared to an increase in cash of $499,130 during the six months ended June 30, 2006.

         Other than funding the capital contribution to Aohong as discussed above, the Company, at present, does not have any contractual obligations for capital expenditures for fiscal year 2007.

         In addition, in order to fund the capital contribution to Aohong, we will need additional capital to pay the legal, accounting and related fees as well as operating capital for that company and any funds which are necessary is we want to exercise the right of first refusal to acquire additional licensed technology from UT-Battelle and for the further development of the MEMS based products. We estimate we will need approximately $4,000,000 to pay the costs associated the acquisition of Ahong and for operating capital. This excludes the presently unknown amount we would be obligated to pay UT-Battelle to exercise the rights of first refusal, and the capital necessary to continue the development of the MEMS based products. While we are unable at this time to quantify such amount, it will be significant.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned Subsidiaries. All material inter-company transactions have been eliminated.

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

         The following policies reflect specific criteria for the various revenues streams of the Company:

The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectibility is reasonably assured.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

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

There have been no changes in our internal control over financial reporting during our second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14 and May 16, 2007, we issued an aggregate of 225,000 shares of our common stock to consultants for business development service services rendered. The shares were issued at the fair values at the date of the issuance of $12,875 or $.05 to $.063 per share.

On June 27, 2007, we executed a consulting agreement with CDI Shanghai Management Co., Ltd., a Chinese limited liability company ("Consultant"), for consulting services provided by Consultant since April 1, 2007 and the agreement expires on September 30,2007. Consultant has been providing services to identify suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services. Under the terms of the consulting agreement, we issued Consultant 5,000,000 shares of our common stock to the consultant. We valued these common shares at the fair market value on the date of grant of $0.095 per share or $475,000 based on the trading price of common shares. Accordingly, we recorded stock-based consulting expense of $237,500 and deferred compensation of $237,500, which will be amortized over the remaining service period.

On June 27, 2007, in connection with an acquisition (see Note 2), the Company issued 12,500,000 shares of its common stock. The Company valued these common shares at the fair market value on the acquisition date of $0.095 per share or $1,187,500 based on the trading price of common shares.

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES


Date:    August 14, 2007          By: /S/ Dore Scott Perler
                                  ---------------------
                                  Dore Scott Perler, Director, Chief Executive
                                  Officer and President, principal executive
                                  officer, principal financial and accounting
                                  officer