Form 10QSB
period 2007-09-30
SENSE HOLDINGS INC
filed 2007-11-14
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-87293

                              SENSE HOLDINGS, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)



            FLORIDA                                     82-0326560
           ---------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation of organization)                     Identification No.)


                         10871 N.W. 52nd Street, Suite 2
                               Sunrise, FL 33351
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 726-1422
                         -----------------------------
                           (Issuer's telephone number)

                                 not applicable
                        -------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 133,750,792 shares at November 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [x]

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. . These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

          When used in this quarterly report, the terms:
 o "Sense," "we," "us," "ours," and similar terms refers to Sense Holdings, Inc., a Florida corporation,
 o "Sense Technologies" refers to Sense Technologies, Inc., a Florida corporation and a wholly-owned subsidiary of Sense,
 o "China Chemical" refers to China Chemical Group, Inc., a Florida corporation and a wholly owned subsidiary of Sense,
 o "Micro Sensor" refers Micro Sensor Technologies, Inc., a Florida corporation and a wholly-owned subsidiary of Sense,
 o "AoHong" refers to Shanghai AoHong Industry Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of Sense, together with AoHong's wholly-owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company,
 o "Big Tree" refers to Big Tree Toys, Inc., a Florida corporation formerly known as Big Tree Group Corp., and a majority owned subsidiary of Sense,
 o "Jieyang Big Tree" refers to Jieyang Big Tree Toy Enterprise Co, Ltd., a Chinese limited liability company and wholly-owned subsidiary of Big Tree, and
o        "PRC" or "China" refers to the People's Republic of China.

         Our web sites www.senseme.com, www.shanghaiaohong.com and www.bigtreetoysusa.com. The information which appears on our web sites is not part of this report.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               September 30, 2007


                                       INDEX

                                                                            Page

 Part I   FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 2007 (unaudited).........3

          Consolidated Statements of Operations (unaudited)
                For the Three and Nine Months September 30, 2007 and 2006.....4

          Consolidated Statements of Cash Flows (unaudited)
                For the Nine Months Ended September 30, 2007 and 2006.........5

          Notes to Unaudited Consolidated Financial Statements.............6-21

 Item 2.  Management's Discussion and Analysis or Plan of Operation ......22-33

 Item 3.  Controls and Procedures ...........................................34

 PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings..................................................34
 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........35
 Item 3.  Defaults Upon Senior Securities ...................................35
 Item 4.  Submission of Matters to a Vote of Security Holders ...............35
 Item 5.  Other Information .................................................36
 Item 6.  Exhibits...........................................................36
 Signatures .................................................................36

                     SENSE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
        Cash                                                            $  2,535,657
        Accounts receivable, net                                           3,558,251
        Notes receivable                                                     399,763
        Inventories, net                                                   1,152,418
        Prepaid expense and other                                          1,350,930
                                                                        -------------
           Total current assets                                            8,997,019
                                                                        -------------

LONG-TERM ASSETS:
        Restricted cash                                                      532,085
        Property and equipment, net                                        1,355,384
        Land use rights, net                                                 141,209
        Investment in cost and equity-method investees                        26,604
        Goodwill                                                             276,520
        Due from related party                                               453,368
        Other assets                                                         225,105
                                                                        -------------
           Total other assets                                              3,010,275
                                                                        -------------
           Total assets                                                 $ 12,007,294
                                                                        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable                                                   $  2,153,339
        Accounts payable and accrued expenses                                742,256
        Advances from customers                                              409,770
        Other payables                                                       322,119
        Due to related parties                                               646,321
        Deferred revenue                                                      27,193
                                                                        -------------
           Total current liabilities                                       4,300,998
                                                                        -------------
MINORITY INTEREST                                                          3,910,794
                                                                        -------------

SHAREHOLDERS' EQUITY:
        Common stock, $.001 par value, 350,000,000 shares authorized;
          133,750,792 shares issued and outstanding                          133,751
        Common stock issuable (1,750,000 shares)                               1,750
        Additional paid-in capital                                        19,639,872
        Accumulated deficit                                              (15,995,827)
        Other comprehensive income - foreign currency                         15,956
                                                                        -------------
           Total shareholders' equity                                      3,795,502
                                                                        -------------
           Total liabilities and shareholders' equity                   $ 12,007,294
                                                                        =============

            See notes to unaudited consolidated financial statements.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months Ended           For the Nine Months Ended
                                                                September 30,                        September 30,
                                                     -----------------------------------  ----------------------------------
                                                          2007               2006              2007               2006
                                                     ----------------   ----------------  ----------------   ---------------
Net revenues                                             $ 7,897,814       $     37,694      $  7,949,374      $     66,609

Cost of sales                                              6,496,883              6,282         6,499,813            32,066
                                                     ----------------   ----------------  ----------------   ---------------

Gross profit                                               1,400,931             31,412         1,449,561            34,543
                                                     ----------------   ----------------  ----------------   ---------------

Operating expenses:
   Selling expenses                                          325,382                  -           325,382                 -
   Consulting and investor relation expense                  313,830            344,394           675,990         1,077,129
   Compensation and related taxes                            538,744            235,202           739,374           482,373
   Research and development                                        -            186,394                 -           558,892
   General and administrative                                432,707             84,349           572,362           379,116
   Loss on impairment                                              -            230,000                 -           230,000
                                                     ----------------   ----------------  ----------------   ---------------

         Total operating expenses                          1,610,663          1,080,339         2,313,108         2,727,510
                                                     ----------------   ----------------  ----------------   ---------------

Loss from operations                                        (209,732)        (1,048,927)         (863,547)       (2,692,967)
                                                     ----------------   ----------------  ----------------   ---------------

Other income (expenses):
   Interest income                                             4,617              5,002             6,129            17,166
   Interest expense                                          (12,901)              (623)          (14,151)         (128,356)
   Debt issuance costs                                             -                  -                 -           (89,692)
   Registration rights penalties                                   -            (26,400)                -          (139,529)
                                                     ----------------   ----------------  ----------------   ---------------

        Total other income (expenses)                         (8,284)           (22,021)           (8,022)         (340,411)
                                                     ----------------   ----------------  ----------------   ---------------

Loss before minority interest                               (218,016)        (1,070,948)         (871,569)       (3,033,378)

Minority interest in income of subsidiaries                 (311,553)                 -          (311,553)                -
                                                     ----------------   ----------------  ----------------   ---------------

Net loss                                                 $  (529,569)      $ (1,070,948)     $ (1,183,122)     $ (3,033,378)
                                                     ================   ================  ================   ===============

Comprehensive income:
      Net loss                                           $  (529,569)      $ (1,070,948)     $ (1,183,122)     $ (3,033,378)

      Other comprehensive income:
           Unrealized foreign currency translation gain       15,956                  -            15,956                 -
                                                     ----------------   ----------------  ----------------   ---------------

      Comprehensive income                               $  (513,613)      $ (1,070,948)     $ (1,167,166)     $ (3,033,378)
                                                     ================   ================  ================   ===============

Net loss per common share - basic and diluted            $     (0.01)      $      (0.02)     $      (0.02)     $      (0.06)
                                                     ================   ================  ================   ===============

Weighted average number of shares
   outstanding - basic and diluted                        89,689,547         49,993,456        68,334,917        46,902,259
                                                     ================   ================  ================   ===============


            See notes to unaudited consolidated financial statements.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                               2007           2006
                                                                           -------------  -------------
Cash flows from operating activities:
      Net loss                                                             $ (1,183,122)  $ (3,033,378)
                                                                           -------------  -------------
      Adjustments to reconcile net loss to net cash provided by (used in) operations:
        Depreciation and amortization                                            30,958          6,635
        Common stock, warrants and options issued for services                1,170,365        243,710
        Amortization of deferred compensation                                         -        764,737
        Interest income on shareholder loans                                          -         (1,746)
        Amortization of debt issuance costs                                           -         89,692
        Amortization of discount of notes payable                                     -         92,994
        Amortization of license rights                                                -         45,000
        Common stock issued in connection with debt                                   -         21,923
        Loss on impairment of intangible assets                                       -        230,000
        Bad debts                                                                     -         19,496
        Allowance for slow moving inventory                                           -         23,000
        Registration rights penalty                                                   -        113,129
        Minority interest                                                       311,553              -
      Changes in assets and liabilities:
           Accounts receivable                                                  219,142        387,268
           Inventories                                                          629,147         (6,986)
           Prepaid expenses and other                                            92,048         51,048
           Other assets                                                         (15,530)             -
           Accounts payable and accrued expenses                               (509,776)      (142,228)
           Advances from customers                                             (538,571)             -
           Due to related parties                                                     -         (5,464)
           Other payables                                                       (18,535)       (13,154)
           Deferred revenue                                                     (44,943)       (13,111)
                                                                           -------------  -------------
               Total adjustments                                              1,325,858      1,905,943
                                                                           -------------  -------------
Net cash provided by (used in) operating activities                             142,736     (1,127,435)
                                                                           -------------  -------------
Cash flows from investing activities:
      Cash acquired in acquisition                                              703,577              -
      Cash used in acquisition                                                 (398,661)             -
      Increase in notes receivable                                             (174,183)             -
      Purchase of property and equipment                                       (240,335)             -
      Refund on land use rights                                                  24,539              -
      Purchase of intangible asset                                                    -       (150,000)
                                                                           -------------  -------------
Net cash flows used in investing activities                                     (85,063)      (150,000)
                                                                           -------------  -------------
Cash flows from financing activities:
      Payments on convertible notes payable                                           -       (527,000)
      Repayment of related party advances                                      (332,976)             -
      Proceeds from sale of common stock                                      2,967,404      2,451,000
      Payment of placement fees and expenses                                   (333,740)      (364,718)
                                                                           -------------  -------------
Net cash flows provided by financing activities                               2,300,688      1,559,282
                                                                           -------------  -------------
Effect of exchange rate on cash                                                  24,717              -
                                                                           -------------  -------------
Net increase in cash                                                          2,383,078        281,847
Cash - beginning of period                                                      152,579         28,696
                                                                           -------------  -------------
Cash - end of period                                                       $  2,535,657   $    310,543
                                                                           =============  =============
Supplemental disclosure of cash flow information:
      Cash paid for :
        Interest                                                           $     12,901   $     28,813
                                                                           =============  =============
        Income taxes                                                       $          -   $          -
                                                                           =============  =============
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for debt                                         $          -   $    142,500
                                                                           =============  =============
      Common stock cancelled pursuant to share exchange agreement          $          -   $    150,000
                                                                           =============  =============
      Acquisition details:
       Fair value of assets acquired                                       $ 10,285,935   $          -
                                                                           =============  =============
       Liabilities assumed                                                 $  9,099,978   $          -
                                                                           =============  =============
       Common stock issued for acquisitions                                $  1,197,500   $          -
                                                                           =============  =============
       Goodwill                                                            $    410,204   $          -
                                                                           =============  =============

            See notes to unaudited consolidated financial statements.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sense Technologies, Inc. (the "Company" or "Sense") is a Florida corporation formed on July 13, 1998. The Company designs, develops, manufactures and sells fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. The Company has also licensed certain patented technology designed to detect chemical vapors and unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices. The Company has also been granted a 24-month right of first refusal to negotiate a patent license agreement covering security-related applications for proprietary technology relating to the detection of biological warfare agents.

Effective June 27, 2007, the Company entered into a membership interest exchange agreement with Shanghai Aohong Industry Co., Ltd. ("Aohong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, the Company acquired 56.08% of the membership interests of Aohong from that company in exchange for $3,380,000 to be invested in Aohong between September 30, 2007 and July 27, 2009. As part of the transaction, 12,500,000 shares of the Company's common stock valued at $1,187,500 were issued to Mr. Hu (see Note 2).

Aohong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays. Aohong sold and distributed approximately 15,000 tons of liquid coolants in fiscal 2006 and approximately 12,000 tons of liquid coolants in fiscal 2005.

The operations of Aohong are comprised of three basic functions:

o Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 50% and approximately 45%, respectively, of its net revenues were generated from this activity in fiscal 2006 and fiscal 2005,
o Custom mixing of various raw materials in accordance with customer specifications into a new product. Aohong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 40% of its net revenues were generated from this activity in each of fiscal 2006 and fiscal 2005, and
o Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 15% and approximately 10%, respectively, of its net revenues were generated from this activity in each of fiscal 2006 and fiscal 2005.

Customers of Aohong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. In 2006 approximately 33% of its net revenues were from manufacturers, including automobile, air conditioners and refrigerator manufacturers, approximately 32% of its net revenues were from air conditioners and refrigerator retailers and approximately 35% of its net revenues were from the export of products. Approximately 60% of its sales are to automobile and refrigerator manufacturers. As a result, historically Aohong has witnessed a seasonal surge in demand for refrigerant products from November to June.

Aohong was established in February 2000 as Shanghai Aohong Industry Co., Ltd. On July 5, 2007 Aohong changed its name to Shanghai Aohong Chemical Co., Ltd. Aohong has two wholly owned subsidiaries; Shanghai Binghong Trading Co., Ltd. which was established in March 2002 and Shanghai Wuling Environmental Material Co., Ltd. which was established in January 2005.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


On August 31, 2007, the Company closed an acquisition of 60% of the issued and outstanding common stock of Big Tree Toys, Inc, a Florida corporation ("Big Tree"), from CDI China, Inc., a wholly-owned subsidiary of China Direct, Inc. Big Tree was incorporated in the State of Florida on November 20, 2006 and its wholly owned subsidiary Jieyang Big Tree Toy Enterprise Co., Ltd. ("Jieyang Big Tree"), a Chinese limited liability company, was established on January 22, 2007 as a wholly foreign owned entity ("WFOE") in China. China Direct acquired 60% of Big Tree in February 2007 in exchange for shares of its common stock and a commitment to provide a $1 million working capital loan subject to the satisfaction of certain revenue milestones by Big Tree. Both Big Tree and Jieyang Big Tree are development stage companies which have not yet commenced operations. Big Tree's operations will be primarily conducted through its wholly owned subsidiary Jieyang Big Tree which will operate in Shantou City, China. It is anticipated that Jieyang Big Tree's operations will include the distribution of toys and related entertainment products within China and sourcing third party OEM manufacturing of toys and related entertainment products. Jieyang Big Tree will offer a wide variety of toy and entertainment products ranging from plastic toys, stuffed toys, electronic toys, ceramics toys and resin handicrafts. Big Tree expects to commence operations prior to December 31, 2007 with the leasing of office and warehouse space, employee hiring, marketing efforts and general working capital (See Note 2).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Sense and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2007 include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets.

Accounts Receivable

Accounts receivable consists primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required. As of September 30, 2007, the Company has recorded an allowance for doubtful accounts of $146,414.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Stock Options

The Company adopted Statement of Financial Accounting Standards No. 123
(revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No.123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


Loss per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at September 30, 2007 include the following:

                      Options             9,420,000
                      Warrants           68,165,413
                                     ---------------
                                         77,585,413
                                     ===============

Non-Employee Stock-Based Compensation

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, due from related party, accounts payable, accrued expenses, advances from customers, notes payable, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments.

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

The reporting currency is the U.S. dollar. The functional currency of Aohong and Jieyang Big Tree is the local currency, the Renminbi, which is sometimes referred to as the Chinese Dollar ("RMB"). The financial statements of Aohong and Jieyang Big Tree are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the RMB and the United States dollar.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


Comprehensive Income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of members' equity, except those due to investments by members, changes in members' equity and distributions to members. For the periods ended September 30, 2007 and 2006, comprehensive income included net loss and foreign currency translation adjustments.

Recent Accounting Pronouncements

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - ACQUISITION

Aohong

On June 27, 2007, the Company entered into a membership interest exchange agreement with Aohong and its sole members, Mr. Aihua Hu and his wife, Mrs. Ying Ye. The transaction was closed June 27, 2007.

Under the terms of the agreement, the Company acquired a 56.08% majority interest in Aohong in exchange for 12,500,000 shares of the Company's common stock, valued at $1,187,500 in the aggregate ("Consideration Stock") and $3,380,000 in cash consideration to be paid to Aohong to increase its registered capital pursuant to the following schedule:

 a) $800,000 was paid to Aohong during September 2007;
 b) $400,000 shall be paid to Aohong on or before June 30, 2008;
 c) $600,000 shall be paid to Aohong on or before December 31, 2008; and
 d) the remaining $1,580,000 shall be paid to Aohong on or before June 27, 2009.

         The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The fair value of the common stock is based on the $0.095 quoted trading price of the common stock on the acquisition date and amounted to $1,187,500. The purchase price was determined based on an arm's length negotiation and no finder's fees or commissions were paid in connection with this acquisition. Following the execution of the agreement, AoHong and the minority members were required to promptly apply as necessary to obtain the documents which represent the formal approvals of the relevant regulatory agencies in the People's Republic of China to the Company's purchase of a controlling interest in AoHong. On August 29, 2007, the Shanghai Foreign Investment Commission issued the Certificate of Approval for the establishment of the Sino-U.S. joint-venture between our company and AoHong. The registered capital of this joint venture is $8,210,024, of which an aggregate of $3,380,000 is being contributed by the Company. In September 2007 following the Company's remittance of the initial investment of $800,000 to the joint venture, the Shanghai Industrial & Commercial Administration Bureau issued the business license to the joint venture. The purchase price exceeded the fair value of net assets acquired by $276,520 which has been applied to goodwill. The results of operations of Aohong are included in the consolidated results of operations of the Company from the acquisition date of June 27, 2007 to September 30, 2007.

Big Tree

On August 31, 2007, the Company closed an acquisition of 60% of the issued and outstanding common stock of Big Tree for a combination of $400,000 of cash which was paid in September 2007 and up to 20,000,000 shares of common stock. In connection with acquisition, the Company agreed to issue an aggregate of 10,000,000 on a quarterly basis of 2,500,000 shares per quarter commencing on or before September 30, 2007 and 2,500,000 shares of its common stock each quarter on of before December 31, 2007, March 31, 2008, and June 30, 2008, respectively. In September 2007, the Company issued China Direct an aggregate of 8,250,000 shares of common stock which represented the September 30, 2007, December 31, 2007 and March 31, 2008 tranches, as well as a portion of the June 30, 2008 tranche. As of the date of this report the Company is obligated to issue the remaining 1,750,000 shares under the terms of the agreement on March 31, 2008 and these remaining 1,750,000 shares are reflected as common stock issuable on the accompanying balance sheet.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Additionally, the Company agreed to issue an aggregate of 10,000,000 shares of its common stock to China Direct subject to Big Tree meeting certain revenues and net income thresholds summarized as follows

           i. 2,500,000 shares on or before September 30, 2008 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended June 30, 2008, and
           ii. an additional 2,500,000 shares on or before December 31, 2008 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended September 30, 2008, and
           iii. an additional 2,500,000 shares on or before March 31, 2009 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended December 31, 2008, and.
           iv. an additional 2,500,000 shares on or before June 30, 2009 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended March 31, 2009.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. For accounting purposes, the value ascribed to the initial 10,000,000 shares of the Company's common stock issued or to be issued as partial consideration for the purchase of the Big Tree interest was $0.001 per share, which is the par value of the Company's common stock and amounted to $10,000. Because China Direct owned approximately 17% of the Company's outstanding common stock prior to the closing of the transaction, as a related party the value of the shares issued were required to equal par value under generally accepted accounting principles. No finder's fees or commissions were paid in connection with this acquisition. The initial purchase price of $410,000 exceeded the fair value of net assets acquired by $133,684. Because China Direct was an affilate of the Company prior to the transaction, the Company has recorded a decrease to additional paid-in capital of $133,684. Additional contingent shares issuable upon certain performance results shall be recorded at par value. The results of operations of Big Tree are included in the consolidated results of operations of the Company from the acquisition date of August 31, 2007 to September 30, 2007.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Aohong and Big Tree had occurred as of the following periods:

                                  Nine Months Ended        Nine Months Ended
                                 September 30, 2007       September 30, 2006
                               ------------------------ ------------------------
   Net Revenues                $     23,930,000          $    17,803,000
   Costs and Expenses                22,664,000               19,801,000
   Net Loss                            (179,000)              (2,428,000)
   Net Loss per Share                     0.00                     (0.05)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 3 - INVENTORIES

At September 30, 2007 inventories consists of:

         Raw materials                                     $         23,578
         Finished goods                                           1,154,840
                                                              --------------
                                                                  1,178,418
         Less: Reserve for slow moving inventory
                                                                    (26,000)
                                                              --------------

                                                           $      1,152,418
                                                              ==============


NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

At September 30, 2007, the Company held a due from related party in the amount of $453,368, which reflects advances due from Shantou Dashu Toy Enterprises Co., Ltd., a Chinese entity, to our wholly-owned subsidiary Jieyang Big Tree. These advances were made prior to our formation of Jieyang Big Tree. Guihong Zheng, the Company's minority shareholder in Big Tree is an owner of Shantou Dashu Toy Enterprise Co., Ltd. These advances bear no interest, are due on demand, and are unsecured.

Due to related parties

At September 30, 2007, due to related parties, which is attributable to Aohong consists of the following:

                  Due to Hu AiHua                 $    579,811
                  Due to Ye Ying                        13,302
                  Due to Liang WenJuan                  53,208
                                                  ------------

                                                  $    646,321
                                                  ============

Mr. Aihua Hu and Mrs. Ying Ye, who are the minority members of AoHong, are husband and wife, and Mr. Hu is CEO. Liang Wenjuan is the aunt of Mr. and Mrs. Hu, and an officer of Wuling, which is the wholly owned subsidiary of Aohong. These loans do not bear any interest and are due on demand. The funds were used for working capital purpose.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consisted of the following:

                                                Estimated Life
                                                ---------------
           Buildings                               20 years     $   590,419
           Auto and Truck                           5 years         152,946
           Manufacturing Equipment                 10 years         281,058
           Office Equipment                         5 years          54,951
           Construction in Progress                       -         336,224
                                                                 -----------
                                                                  1,415,598

           Less: Accumulated Depreciation                           (60,214)
                                                                 -----------
                                                                $ 1,355,384
                                                                 ===========

For the nine months ended September 30, 2007 and 2006, depreciation expense amounted to $30,202 and $5,810, respectively.

NOTE 6 - LAND USE RIGHTS

Aohong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount RMB of approximately 1,067,000, fluctuated by the exchange rate. At September 30, 2007, the land use rights are valued at $141,981. Under the terms of the agreement, Aohong has rights to use certain land until November 3, 2053. Aohong will amortize these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition).

                                     Estimated Remaining Life
                                    ---------------------------
Land Use Rights                              46 year             $  141,981
Less: Accumulated Amortization                                         (772)
                                                                ------------
                                                                 $  141,209
                                                                ============

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 7 - NOTES PAYABLE
Notes payable consisted of the following at September 30, 2007:

Notes payable to Country Commercial Bank HuaTing Branch, due on November 28,
2007. Interest only payable monthly at an annual rate of 7.38%. Secured by the buildings
located at 333 and 338 Huhua E.Rd Jiading Shanghai.                                   $ 266,042

Notes payable to Country Commercial Bank HuaTing Branch, due on January 16, 2008.
Interest only payable monthly at an annual rate of 7.38%. Guaranteed by Shanghai
Ronghua Press Container Co. Ltd, Shanghai Wuling Environmental Material Co. Ltd and
Shanghai Binghong Trading Co. Ltd.                                                      332,553

Notes payable to Country Commercial Bank HuaTing Branch, due on February 28, 2008.
Interest only payable monthly at an annual rate of 7.74%. Guaranteed by Shanghai
Ronghua Press Container Co. Ltd, Shanghai Hanqu Trading Co. Ltd, Shanghai Wuling
Environmental Material Co. Ltd and Shanghai Binghong Trading Co. Ltd.                   199,532

Bank acceptances payable. Non-interest bearing. Secured by restricted cash and
payable on demand.                                                                    1,330,212

Note payable to individual, due on demand with interest due at 10% per annum.            25,000
                                                                                     -----------

Total                                                                                 2,153,339

Less: Current Portion                                                                (2,153,339)
                                                                                     -----------
                                                                                      $       -
Long Term Portion of the Notes Payable
                                                                                     ===========

NOTE 8 - SHAREHOLDERS' EQUITY

Common stock

On July 12, 2007, the Company amended its article of incorporation to change the par value of the Company's common stock to $.001 per share.

On January 30, 2007, the Company issued 100,000 shares of its common stock for accounting services rendered. The shares were issued at the fair value at the date of the issuance of $8,000 or $.08 per share.

On March 31, 2007, the Company issued 225,000 shares of its common stock to consultants for business development services rendered. The shares were issued at the fair value at the date of the issuance of $18,000 or $.08 per share.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


On March 31, 2007, the Company completed a private placement to six accredited investors and received gross proceeds of $105,000 from the sale of units consisting in the aggregate of 2,100,000 shares of its common stock and warrants to purchase 2,100,000 shares of common stock. The warrants are exercisable at $0.10 per share for a term of five years.

On May 14, 2007 and May 16, 2007, the Company issued an aggregate of 225,000 shares of its common stock to consultants for business development services rendered. The shares were issued at the fair values at the date of the issuance of $12,875 or $.05 to $.063 per share. Accordingly, the Company recorded stock-based consulting expense of $12,875.

On June 27, 2007, the Company executed a consulting agreement with CDI Shanghai Management Co., Ltd., a Chinese limited liability company ("Consultant"), for consulting services provided by Consultant since April 1, 2007 and the agreement expired on September 30, 2007. Consultant has been providing services to identify suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services. Under the terms of the consulting agreement, the Company issued Consultant 5,000,000 shares of its common stock to the consultant. The Company valued these common shares at the fair market value on the date of grant of $0.095 per share or $475,000 based on the trading price of common shares. Accordingly, the Company recorded stock-based consulting expense of $475,000.

On June 27, 2007, in connection with an acquisition (see Note 2), the Company issued 12,500,000 shares of its common stock. The Company valued these common shares at the fair market value on the acquisition date of $0.095 per share or $1,187,500 based on the trading price of common shares.

On July 9, 2007, the Company issued 1,000,000 shares of common stock to an officer and a former officer of the Company (500,000 shares each) for services rendered. The shares were issued at the fair value at the date of the issuance of $80,000 or $.08 per share based on the trading price of common shares. Accordingly, the Company recorded stock-based consulting expense of $80,000.

On August 7, 2007, the Company issued 180,000 shares of its common stock to consultants for business development service services rendered. The shares were issued at the fair values at the date of the issuance of $12,240 or $.068 per share based on the trading price of common shares.

On August 23, 2007, the Company issued 500,000 shares of common stock to its chief executive officer as a bonus under his employment agreement in conjuction with the acquisiton of AoHong. The shares were issued at the fair value at the date of the issuance of $35,000 or $.075 per share based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation of $37,500.

On August 28, 2007, the Company issued 150,000 shares of its common stock to a consultant for business development services rendered. The shares were issued at the fair value at the date of the issuance of $12,750 or $.085 per share based on the trading price of common shares.

Prior to September 30, 2007, the Company completed its private placement to accredited investors of $2,862,404 in units of its securities consisting of 47,706,735 shares of common stock at a purchase price of $.06 per share and common stock purchase warrants to purchase 47,706,735 shares of common stock. The warrants are exercisable at $.12 per share and are for a term of five years, with one half of each purchaser's purchase warrants being callable if the Closing Price of the Common Stock is equal to or above U.S. $.18, as adjusted for any ten (10) Trading Days out of any thirty (30) consecutive Trading Day period.

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


The purchasers of the units are certain accredited institutional and individual investors. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding. The net proceeds from the transaction will be used for working capital purposes.

The Company agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement was not filed within 60 days of the closing and declared effective not later than 180 days following the closing date, the Company is required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase price of the outstanding shares, but not to exceed in the aggregate 12% of the aggregate purchase price. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including the Company's failure to maintain an effective registration statement covering the resale of the common shares issued or issuable upon exercise of the warrants. The Company filed its registration statement on October 19, 2007 and it was declared effective on November 5, 2007.

The securities are subject to anti-dilution protections afforded to the purchasers. In the event the Company were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering, or less than the exercise price per warrant share, respectively, without the consent of the subscribers then holding securities issued in this offering, the purchaser is given the right to apply the lowest such price to the purchase price of shares purchased and still held by the purchaser and to shares issued upon exercise of the warrants and still held by the purchaser (which will result in the issuance of additional shares to the purchaser) and to the exercise price of any unexercised warrants. In addition, until eight (8) months after the Effective Date of the Registration Statement, purchasers will have certain rights of first refusal with respect to subsequent offers, if any, by the Company for the sale of its securities or debt obligations. The anti-dilution provisions and the right of first refusal do not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

The Company paid Skyebanc, Inc., a broker-dealer and FINRA member firm, a finder's fee of $10,800 and issued it common stock purchase warrants to purchase an aggregate of 180,000 shares of our common stock which are identical to the warrants issued in the offering. The Company also paid Joseph Stevens & Company, Inc., a broker-dealer and FINRA member firm, a finder's fee of $28,200 and issued it common stock purchase warrants to purchase an aggregate of 470,000 shares of our common stock which are identical to the warrants issued in the offering. The Company paid legal fees of the purchasers' counsel of $22,500 and the Company also paid a due diligence fee of $247,240 in cash to certain of the investors or their advisors and these entities common stock purchase warrants to purchase an aggregate of 4,120,673 shares of common stock as an additional due diligence fee.

On September 30, 2007, in connection with the acquisition of 60% of Big Tree, the Company issued 8,250,000 shares of its common stock (See Note 2).

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

On August 23, 2007, the Company granted five-year options to purchase 5,000,000 shares of common stock to an officer/director of the Company, at an exercise price of $.07 per share. The Company valued these stock options utilizing the Black-Scholes options pricing model at approximately $0.07 or $350,000. In connection with these options, the Company recorded stock-based compensation expense of $350,000.

Stock option activity for the nine months ended September 30, 2007 is summarized as follows:

                                                     Number         Weighted
                                                      of            Average
                                                    Options         Exercise
                                                                    Price
                                                   -----------    ------------
   Balance at beginning of year                     4,120,000     $      0.24
   Granted                                          6,950,000            0.07
   Exercised                                                -               -
   Forfeited                                        (1,650,000)          0.29
                                                   -----------    ------------
   Balance at end of period                         9,420,000     $      0.11
                                                   ===========    ============

   Options exercisable at end of period             9,420,000     $      0.11
                                                   ===========    ============
   Weighted average fair value of options                         $     0.073
    granted during the period
                                                                   -----------

The following table summarizes the Company's stock options outstanding at September 30, 2007:

                                       Options Outstanding                                  Options Exercisable
     ----------------------------------------------------------------------------    ----------------------------------
           Range of             Number              Weighted          Weighted            Number            Weighted
                                                    Average
                            Outstanding at         Remaining          Average         Exercisable at         Average
           Exercise         September 30,         Contractual         Exercise        September 30,         Exercise
             Price               2007                 Life             Price               2007               Price
          ------------     -----------------     ---------------    -------------    -----------------     ------------
     $      0.07-0.08             6,950,000          4.90 Years  $         0.073            6,950,000   $        0.073
                 0.35               250,000          1.00 Years             0.35              250,000             0.35
            0.19-.020             2,220,000          2.00 Years             0.20            2,220,000             0.20
                           -----------------                        -------------    -----------------     ------------

                                  9,420,000                      $          0.11            9,420,000   $         0.11
                           =================                        =============    =================     ============

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


Common Stock Warrants

On March 31, 2007, in connection with a private placement, the Company granted 2,100,000 purchase warrants to investors. The warrants are exercisable at $.10 per common share and expire in five years.

In August and September 2007, in connection with a private placement, the Company granted an aggregate of 52,477,408 purchase warrants to investors. The warrants are exercisable at $.12 per common share and expire in five years. Stock warrant activity for the nine months ended September 30, 2007 is summarized as follows:

                                            Number of       Weighted average
                                              shares         exercise price
                                          ----------------  ----------------
   Outstanding at December 31, 2006            18,010,295        $0.55
       Granted ....................            54,577,408         0.12
       Exercised ..................                     -            -
       Cancelled ...................           (4,422,290)        1.25
                                          ----------------  ----------------
   Outstanding at September 30, 2007           68,165,413        $0.16
                                          ================  ================

The following table summarizes the Company's stock warrants outstanding at September 30, 2007:

                                 Warrants Outstanding                                      Warrants Exercisable
     ----------------------------------------------------------------------------    ----------------------------------
            Range of            Number              Weighted          Weighted            Number            Weighted
                                                    Average
                            Outstanding at         Remaining          Average         Exercisable at         Average
            Exercise        September 30,         Contractual         Exercise        September 30,         Exercise
             Price               2007                 Life             Price               2007               Price
          -------------    -----------------     ---------------    -------------    -----------------     ------------
     $       0.35-0.55            8,572,255          1.20 Years  $          0.40            8,572,255   $         0.40
                  0.30              200,000          0.65 Years             0.30              200,000             0.30
             0.16-0.20            4,815,750          2.80 Years             0.18            4,815,750             0.18
                  0.12           52,477,408           5.0 Years             0.12           52,477,408             0.12
                  0.10            2,100,000          4.50 Years             0.10            2,100,000             0.10
                           -----------------                        -------------    -----------------     ------------
                                 68,165,413                      $          0.16           68,165,413   $         0.16
                           =================                        =============    =================     ============


NOTE 9 - OPERATING RISK

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007



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

NOTE 10 - COMMITMENTS

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

                      SENSE HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

NOTE 11 -SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the period ended September 30, 2007, the Company operated in three reportable business segments - (1) Aohong segment (2) Biometrics segment, and (3) Big Tree segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately. In the 2006 period, the Company operated in the Biometrics segments and did not have any other reportable segments.

Condensed information with respect to these reportable business segments for the nine months ended September 30, 2007 is as follows:


                                                     Aohong               Biometrics          Big Tree Segment
                                                   Segment (1)              Segment                 (2)             Consolidated
                                              ---------------------- ---------------------- --------------------- ------------------
Net Revenues                                            $ 7,873,684               $ 75,690                 $   -       $ 7,949,374
Cost of sales                                             6,496,333                  3,480                     -         6,499,813
Operating expenses (excluding
     depreciation)                                          626,534              1,655,617                     -         2,282,151
Depreciation and amortization                                28,552                  2,405                     -            30,957
Interest expense                                             12,901                  1,250                     -            14,151
Net income (loss)                                           397,811             (1,580,933)                    -        (1,183,122)
Segment Assets                                           10,312,588              1,233,418               461,288        12,007,294

(1) Includes activity from date of acquisition of June 29, 2007/
(2) Includes activity from the date of acquisition of August 31, 2007.

NOTE 12 - SUBSEQUENT EVENTS

On November 8, 2007, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida to:

         o  change the name of our company to China America Holdings, Inc., and
         o increase the number of our authorized shares of common stock from 350,000,000 shares to 500,000,000 shares.

        This action was approved on November 5, 2007 by the Company's Board of Directors by a written consent in lieu of a special meeting in accordance with the relevant sections of the Florida Business Corporation Act. In addition, the Company's management together with certain shareholders who collectively hold a majority in interest of the Company's issued and outstanding voting stock approved this action by written consent in lieu of a special meeting of the Company's shareholders effective November 8, 2007 in accordance with the relevant sections of the Florida Business Corporation Act. This action will be effective as of the close of business on November 26, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission.

OVERVIEW

         Historically, our operations were related to the design, development, manufacture and sale of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We developed two turnkey integrated applications that incorporate our proprietary BioClock(R) hardware platform. We have also devoted significant time and resources to the development of products based upon the patent licenses we acquired for Micro Electro Mechanical Sensors, or MEMS, technology covering use in the field of explosive detection which were developed by Oak Ridge National Laboratory (ORNL). Our current base of customers for our biometric products primarily consists of one large enterprise level client and numerous smaller companies. Our ability to conduct significant marketing activities that we deem critical to building broad market awareness of, and demand for, our systems have been severely limited due to financial constraints. The financial constraints were brought on in part by the cash required to be spent in research and development. During fiscal 2006 we limited our expenditures on research and development, and eliminated non-critical personnel to reduce expenses and because our core products are operational and saleable to a broad market with very little modification. Our ability to significantly grow the market for our biometrics products is dependent on our ability to raise sufficient working capital to fund our marketing and research and development efforts. While we were able to raise limited amounts of capital from time to time, we have never been able to secure the proper financing required. As a result, during fiscal 2007 our management began efforts to identify and close an acquisition or other business combination with an operating company. We believed that this would improve our efforts to raise capital for our biometrics division as well as benefiting our overall operations.

         In June 2007 we closed the acquisition of a majority of AoHong, a Chinese-based company which distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays. The audited financial statements of AoHong for the years ended December 31, 2006 and 2005 reflect net revenues of approximately $21 million and approximately $14 million, respectively, and net income of approximately $430,000 and approximately $780,000, respectively. We selected AoHong as an acquisition target as we believe that its business model has shown continuous historical growth over the past several years and that there is potential for additional growth in this sector. We began reporting AoHong's operations during the third quarter of fiscal 2007.

         In August 2007 we closed the acquisition of a majority of Big Tree, which together with its subsidiary Jieyang Big Tree, is a development stage company based in China that intends to operate in the toy business. Our decision to pursue this transaction was primarily based on two factors. Notwithstanding the intense competition in that industry and the growing concern over U.S. recalls of Chinese made toys, we believe that we have the ability to distribute these toy and entertainment products to a wide variety of distributors, retailers and mass merchandisers throughout the United States and Latin America. Our Chief Executive Officer and President has begun to establish a network potential of sales channels to sell these Chinese made products. Furthermore, we believe that toy retailers will continue to source products made from China despite the recent toy recalls.

         As a result of these transactions, in August and September 2007 we were able to complete a unit placement of our securities which resulted in net proceeds to us of approximately $2,550,000.

         Our operations are now conducted in three segments as follows:

         o  AoHong,
         o  Biometrics, and
         o  Big Tree, including Jieyang Big Tree.

         Our executive officers will continue to oversee the day to day operations of our biometrics division, and the minority owners of each of AoHong and Big Tree are responsible for the day to day operations at those companies. Our biometric division will continue operating as it has historically and may require minimal funding to operate. We have not allocated any proceeds from our recently completed offering for additional research and development or marketing activities as they relate to our biometric segment.

         In addition to the challenges we will face as a result of the rapid expansion of our company through the acquisition of businesses located in the PRC, in order to maximize the benefits of these transactions we will need to successfully integrate AoHong's operations into our company as well as guiding the development of Big Tree's business and operations. Our commitment to AoHong requires us to provide an aggregate of $3,380,000 of additional registered capital between September 2007 and June 2009. We used $800,000 from our recently completed unit offering for the initial commitment of this obligation, but will be required to raise additional capital to fund the balance of the obligation. As described elsewhere herein, the terms of that unit offering restrict our ability to raise capital in future periods which could adversely impact our ability to fulfill our contractual commitment. Our balance sheet at September 30, 2007 reflects the consolidation of AoHong's and Big Tree's assets and liabilities and we began including results of operations from these companies in our financial statements for the period ending September 30, 2007. We believe that AoHong's operations will continue as they have been historically operated resulting in a significant increase in our revenues and operating results in future periods.

         We used $400,000 from this recently completed unit offering to pay the cash portion of the purchase price for Big Tree. The development of Big Tree's operations will also be challenging to us, particularly in view of the intense competition in the toy business in China and the growing concern over U.S. recalls of Chinese-made toys. While we believe that the investment in Big Tree will provide a return over time, we are unable at this time to predict its operating results in future periods or the impact of those operations on our consolidated results and financial condition.

GOING CONCERN

         We have generated minimal revenue from our Biometrics segment since our inception and have incurred net losses of approximately $16.1 million since inception through September 30, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our accumulated deficit and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in our Form 10KSB for the year ended December 31, 2006. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Inventories

Inventories are stated at the lower of average cost or market price and consists of raw materials and finished goods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

         In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." We believe that our current accounting is consistent with the FSP.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                                                             Increase        Change in %
                                                  Nine Months Ended September 30,           (Decrease)
                                              ----------------------------------------
                                                    2007                   2006                 $               (+/-)
                                                (Unaudited)            (Unaudited)
                                              ------------------     -----------------     -------------    --------------
Net revenues                                        $ 7,949,374             $  66,609         7,882,765
Costs of goods sold                                   6,499,813                32,066         6,467,747
                                              ------------------     -----------------
Gross profit                                          1,449,561                34,543         1,415,018
                                              ------------------     -----------------

Operating expenses:
  Selling expenses                                      325,382                     -           325,382              +100%
  Consulting and investor relations expense             675,990             1,077,129          (401,139)            -37.2%
  Compensation and related taxes                        739,374               482,373           257,001             +53.3%
  Research and development                                    -               558,892          (558,892)             -100%
  General and administrative                            572,362               379,116           193,246             +51.0%
  Loss on impairment                                          -               230,000          (230.000)             -100%
                                              ------------------     -----------------
Total operating expenses                              2,313,108             2,727,510          (414,402)            -15.2%
                                              ------------------     -----------------

Loss from operations                                   (883,547)           (2,692,967)
                                              ------------------     -----------------
Other income (expenses):
  Interest income                                         6,129                17,166           (11,037)            -64.3%
  Interest expense                                      (14,151)             (128,356)         (114,205)            -89.0%
  Debt issuance costs                                         -               (89,692)          (89,692)             -100%
  Registration rights penalty                                 -              (139,529)         (139,529)             -100%
                                              ------------------     -----------------
    Total other income (expenses)                        (8,022)             (340,411)         (332,389)            -97.6%
                                              ------------------     -----------------

Loss before minority interest                          (871,569)           (3,033,378)

Minority interest in income of subsidiaries            (311,553)                    -           311,553             +100%
                                              ------------------     -----------------

Net loss                                            $(1,183,122)          $(3,033,378)
                                              ==================     =================

NET REVENUES

         Overall, for the nine months ended September 30, 2007 we reported revenues of $7,949,374, an increase of $7,882,765 from the comparable nine month period in fiscal 2006. A direct comparison of our consolidated results of operations for the nine months ended September 30, 2007 to the nine months ended September 30, 2006 may not be meaningful as a result of the aforedescribed acquisitions during fiscal 2007 which have transformed our company. We closed the acquisition of AoHong on June 27, 2007 and we recognized revenues from the date of closing through the end of the period of $7,873,684. During the nine months ended September 30, 2007, revenues from our biometrics segment were $75,690, an increase of $9,081, or approximately 14%, from the comparable period in fiscal 2006. Of the total revenues reported in this division, approximately 19% are attributable to hardware sales and approximately 18% are attributable to service and maintenance revenues. This increase is attributable to the sale of software licenses during the three months ended September 30, 2007. We did not recognize any revenues from the Big Tree segment during the nine months ended September 30, 2007. We anticipate that our revenues for the fourth quarter of fiscal 2007 and beyond will increase significantly when compared to prior periods as a result of our acquisition of AoHong. In addition, subsequent to September 30, 2007 Big Tree received several orders for products and we anticipate reporting revenues from this segment during the fourth quarter of fiscal 2007.

COSTS OF SALES

            Overall, for the nine months ended September 30, 2007 we reported cost of sales of $6,499,813, of which $6,496,333 is attributable to AoHong and the remaining $3,480 is attributable to our biometrics segment. Cost of sales at AoHong represents costs of the raw materials and cost of sales relating to our biometrics segment represents costs associated with the hardware sold. The biometrics segment does not incur any cost of sales associated with the service and maintenance revenues from this division.


GROSS PROFIT

         Overall, for the nine months ended September 30, 2007 we reported a gross profit margin of approximately 82% as compared to approximately 52% for the nine months ended September 30, 2006. This increase in margins reflects the acquisition of AoHong during the period. AoHong's gross profit margin for the period of June 27, 2007 (date of acquisition) through September 30, 2007 was approximately 17% and the gross profit margin of our biometrics division was approximately 95% which is attributable to the majority of its revenues being attributable to sales and maintenance for which there is no cost of sales.


TOTAL OPERATING EXPENSES

         For the nine months ended September 30, 2007, our total operating expenses decreased $414,402, or approximately 15.2%, from the nine months ended September 30, 2006. For the nine months ended September 30 ,2007, operating expenses are summarized by operating segment as follows:

                                              Aohong             Biometrics           Big Tree
                                            Segment (1)          Segment (2)        Segment (3)         Consolidated
                                        -------------------- -------------------- ----------------- ---------------------
Selling                                  $          325,382       $            -    $            -       $       325,382
expenses
Consulting and investor                                   -              675,990                 -               675,990
relations
Compensation and related taxes                       41,587              697,787                 -               739,374
General and administrative                          288,117              284,245                 -               572,362
                                        -------------------- -------------------- ----------------- ---------------------

Total operating expenses                  $         655,086       $    1,658,022     $           -      $      2,313,108
                                        ==================== ==================== ================= =====================

(1) Includes activity from date of acquisition of June 29, 2007.
(2) We include the corporate operating expenses with the operating expenses of this division.
(3) Includes activity from the date of acquisition of August 31, 2007.


The changes from period to period included the following:

o During the 2007 period, we incurred selling expenses of $325,382 which consisted of shipping and freight of $256,241 and other selling expenses at AoHong. We expect to incur additional selling expenses in future periods as Big Tree begins is operations,

o For the nine months ended September 30, 2007, consulting and investor relation expenses decreased $401,139 or approximately 37% from the comparable period in fiscal 2006 which reflected the timing of certain contracts. During the nine months ended September 30, 2007, we issued an aggregate of 6,755,000 shares of common stock to consultants valued at $613,990 as compensation for accounting, business development services and for services to identify suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services to us. The most significant of these agreements which provided for the issuance of 5,000,000 shares of common stock valued at $475,000 was entered into on June 27, 2007. As a result of the timing of this agreement, during the nine months ended September 30, 2007 we recorded stock-based consulting and investor relations expense of $475,000. During the nine months ended September 30, 2006, we granted common stock and common stock purchase warrants for business development and investor relations services and amortized deferred compensation expense for shares previously issued in 2005 amounting to $817,737,

o For the nine months ended September 30, 2007, compensation and related taxes increased $257,001 or 53.3% when compared to the nine months ended September 30, 2006. This increase was attributable by an increase in stock-based compensation of $390,500 for the nine months ended September 30, 2007 which represented the value of stock options and common stock issued to Mr. Perler, our CEO, during that period, and the recording of compensation related to Aohong's operations of $41,587. This increase was offset by a decrease in compensation and related taxes of $175,086 from the elimination of the salary of a former executive officer following his departure from our company in December 2006, as well as additional personnel reductions,

o Research and development costs decreased $558,892 or 100%. During the nine months ended September 30, 2007 we were unable to continue our research and development activities as a result of our lack of working capital,

o General and administrative expenses increased by $193,246 or approximately 51%. This increase is primarily attributable to our acquisition of AoHong on June 29, 2007 for which we incurred general and administrative expenses of $288,117 during the period. This increase was offset by a decrease of $94,871 which included decreases in rent expense of $41,291 and other operating expenses which include office expense, telephone, insurance, travel and entertainment and auto expenses,

o For the nine months ended September 30, 2006, we recorded a loss on impairment of intangible assets of $230,000 in connection with our license rights for the MEMS technology. While we believe that the technology continues to have value and may inevitably be used in products which are marketable, no products have yet been developed incorporating these technologies and we require significant additional capital to continue the development of this product line. Accordingly, during the 2006 period, we determined to impair our MEMS technology related assets. We did not have comparable loss on impairment in the 2007 period.

TOTAL OTHER INCOME (EXPENSES)

         For the nine months ended September 30, 2007 we reported other expense of $8,022 as compared to other expenses of $340,411 for the nine months ended September 30, 2006. This change from period to period is primarily attributable to:

         o Interest income decreased $11,037 as a result of a decrease in the average interest-bearing deposits,

         o Interest expense decreased $114,205 which reflects the conversion of notes during the 2006 period, and

         o Debt issuance costs decreased $89,692 and registration rights penalties decreased $139,529 from the nine months ended September 30, 2006 as we did not have comparable expenses during the fiscal 2007 period. In the six months ended June 30, 2006 we recorded amortization of debt issuance costs related to fees paid in connection with our convertible notes and registration rights penalty related to registration rights agreements entered into in connection with a private placement.


NET LOSS

         We reported a net loss of $1,316,806 for the nine months ended September 30, 2007 as compared to $3,033,378 for the nine months ended September 30, 2006. This translates to an overall per-share loss of $.02 for the nine months ended September 30, 2007 compared to per-share loss of $.06 for the nine months ended September 30, 2006.

COMPREHENSIVE INCOME

         The functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. For the nine months ended September 30, 2007, we recognized an unrealized gain on foreign currency translation of $15,696 for which there was no comparable item in the fiscal 2006 period. This gain reduced our net loss for the period; therefore, as a result of this non-cash gain, we reported comprehensive income of $1,300,850 for the nine months ended September 30, 2007 as compared to $3,033,378 for comparable period in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2007 and December 31, 2006:

                                                         September 30,        December 31,            $ change 2007
                                                             2007                 2006                  vs. 2006
                                                      -------------------- --------------------     ------------------
                                                          (Unaudited)
                                                      -------------------- --------------------     ------------------
Working capital                                          $      4,696,021    $          45,397        $     4,650,624
                                                      ==================== ====================     ==================
Cash                                                     $      2,535,657    $         152,579        $     2,383,078
Accounts receivable, net                                        3,558,251               11,918              3,546,333
Notes receivable                                                  399,763                    0                399,763
Inventories, net                                                1,152,418                7,436              1,144,982
Advances on purchases                                              55,974                    0                 55,974
Prepaid and other                                               1,294,956                1,021              1,293,935
                                                      -------------------- --------------------     ------------------
         Total current assets                                   8,997,019              172,954              8,824,065
                                                      -------------------- --------------------     ------------------
Restricted cash                                                   532,085                    0                532,085
Property and equipment, net                                     1,355,384                6,263              1,349,121
Land use rights, net                                              141,209                    0                141,209
Marketable securities - held for sale                              26,604                    0                 26,604
Due from related parties                                          453,368               41,121                412,247
Goodwill                                                          276,520                    0                276,520
Other assets                                                      225,105                2,042                223,063
                                                      -------------------- --------------------     ------------------
         Total other assets                                     3,010,275               49,426              2,960,849
                                                      -------------------- --------------------     ------------------
Total assets                                             $     12,007,294    $         222,380        $    11,784,914
                                                      ==================== ====================     ==================

Notes payable                                            $      2,153,339    $          25,000        $     2,128,339
Accounts payable and accrued expenses                             742,256               89,439                652,817
Advances from customers                                           409,770                    0                409,770
Other payables                                                    322,119                    0                322,119
Due to related parties                                            646,321                    0                646,321
Deferred revenue                                                   27,193               13,118                 14,075
                                                      -------------------- --------------------     ------------------
         Total current liabilities                              4,300,998              127,557              4,173,441
                                                      -------------------- --------------------     ------------------
Total liabilities                                               4,300,998              127,557              4,173,441
                                                      -------------------- --------------------     ------------------
Minority interest                                               3,910,794                   0               3,910,794
                                                      -------------------- --------------------     ------------------
Total shareholders' equity                               $      3,795,502    $         94,823         $     3,700,679
                                                      ==================== ====================     ==================

         As evidenced in the foregoing table, our acquisition of AoHong during the second quarter of fiscal 2007 significantly impacted our balance sheet. Our working capital improved at September 30, 2007 by approximately $4,651,000 from December 31, 2006. This improvement reflects an increase in our current assets of approximately $8,824,000 which was offset by an increase in our current liabilities of approximately $4,173,000, both of which are attributable to AoHong.

         At September 30, 2007, our current assets included cash, accounts receivable-net, notes receivable, inventories, advances on purchases, and prepaid expenses and other assets. At September 30, 2007, our cash increased by approximately $2,400,000 from December 31, 2006. Our cash is located in the following geographic areas:

                       China             $     1,363,279
                       United States           1,172,378
                                         ---------------

                                         $     2,535,657
                                         ===============


         AoHong and Big Tree are subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

         At September 30, 2007 accounts receivable, net of allowance for doubtful accounts, includes approximately $3,538,240 due AoHong, net of an allowance for doubtful accounts of approximately $146,414, and approximately $20,011 due our biometrics division. At September 30, 2007 AoHong had notes receivable of $399,763 which represented amounts due from eight customers for purchased of finished goods. These obligations, which are similar to accounts receivable, were due between December 2007 and March 2008. Based upon historical experience with these customers, AoHong anticipates that the balance of these notes receivable will be paid in accordance with each of their terms.

         Our inventories at September 30, 2007, represented $1,149,540 of finished goods at AoHong and approximately $2,878 of finished goods at our biometrics division, net of an allowance for slow moving inventory of $26,000. At September 30, 2007 our balance sheet reflected a current asset of $55,974 for advances on purchases and prepaid expenses and other assets of $1,294,956. These amounts primarily represent prepayments by AoHong to vendors for merchandise which had not yet been received.

         At September 30, 2007 our current liabilities included notes payable, accounts payable and accrued expenses, advances from customers, other payables, due to related parties and deferred revenues. Short-term notes payable were $2,153,339 and included $25,000 due by us under a demand note originally issued in 2004. AoHong used the proceeds from the loans for working capital. If necessary, we intend to use a portion of the proceeds from our recently completed financing to satisfy these obligations as they become due if we are not able to renew the loans. If we are required to use a portion of our recently raised capital to repay all or a portion of these obligations, the amount of working capital available to for other purposes will be reduced and we may be unable to fully fund the initial capital needs of Big Tree. Included in notes payable at September 30, 2007 is approximately $1,330,000 due by AoHong under bank acceptance payables which are similar to factored receivables in that AoHong assigned the receivable from its customer to a bank and received cash in an amount equal to the full amount of the receivable, less the restricted cash ($532,085 at September 30, 2007) which remains on deposit at the bank to secure the advance. The bank acceptance payable is satisfied by AoHong at the time its customer pays the receivable. If the customer does pay the receivable, AoHong is still liable for the payable to the bank.

         At September 30, 2007 accounts payable and accrued expenses included approximately $719,000 attributable to AoHong and approximately $23,000 attributable to our biometrics division, and advances from customers of approximately $410,000 which represents prepayments from AoHong's customers. Other current liabilities at September 30, 2007 included approximately $322,000 of other payables, which includes approximately $281,000 attributable to AoHong and approximately $41,000 attributable to our biometrics division, deferred revenue of $27,193 attributable to our biometrics division which will be recognized during the balance of fiscal 2008 and approximately $646,000 due to related parties. This represents amounts loaned to AoHong by its Chairman and members of his family for working capital purposes. These loans, which were primarily made during the three months ended June 30, 2007, do not bear any interest and are due on demand.

            Our long-term assets at June 30, 2007 were $3,010,275 substantially all of which are attributable to AoHong.

         For the nine month ended September 30, 2007, net cash provided by operating activities amounted to $142,736 and was attributable primarily to the net loss of $1,316,806, an increase in prepaid expenses of $114,525, the repayments for accounts payable and accrued expenses of $509,776, the decrease in advances from customers of $538,571, a decrease in deferred revenue of $44,943 offset by stock-based compensation of $1,170,365, depreciation and amortization of $30,958, a loss on impairment of $133,684, minority interest of $311,553, the receipt of cash from accounts receivable of $219,142, a reduction in inventory of $629,147, a reduction in advances on purchases of $206,573, and other non-cash items and changes in asset and liability accounts of $(34,065). For the nine months ended September 30, 2006, net cash used in operating activities amounted to $1,127,435 and was attributable primarily to the net loss of $3,033,378 offset by non-cash compensation of $1,008,447, depreciation and amortization of $6,635, the amortization of the debt offering costs of $89,692, the amortization of the discount on notes payable of $92,994, the amortization of license rights of $45,000, the registration right penalty of $113,129, a loss on impairment of $230,000, the collection of accounts receivable of $387,268, and other non-cash items and changes in asset and liability accounts of $(67,222).

         For the nine months ended September 30, 2007, we acquired cash in an acquisition of AoHong in the amount of $703,577 and used net cash in the acquisition of Big Tree of $398,661. Additionally, we purchased property and equipment of $240,335, and increased notes receivable of $174,183, and received a refund on land use rights of $24,539. For the nine months ended September 30, 2006, net cash used in investing activities was $150,000 attributable to a share exchange agreement whereby we paid $150,000 to UT Battelle for the return and cancellation of 683,333 shares of our common stock previously issued to them in August 2005.

         For the nine months ended September 30, 2007, net cash provided by financing activities was $2,300,688 and consisted of proceeds from the sale of common stock under a private placement of $2,967,404 offset by the payment of placement fees and expenses of $333,740 and the repayment of related party advances of $332,976. For the nine months ended September 30, 2006, net cash provided by financing activities was $1,559,282 and consisted of proceeds from the sale of common stock under a private placement of $2,451,000 offset by the payment of placement fees and expenses of $364,718 and the repayment of convertible notes payable of $527,000.

         As a result of the above, total cash increased by $2,383,078 during the nine months ended September 30, 2007 as compared to an increase in cash of $281,847 during the nine months ended September 30, 2006.

         We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures. However, under the terms of our purchase agreement with AoHong, we are required to contribute an additional $2,580,000 to its registered capital, and we require working capital to pay our general operating expenses. As portion of these costs will be funded from the proceeds of our recently completed private offering in which we raised approximately $2,550,000, however, these funds are not sufficient for all of our capital needs. Accordingly, we will be required to raise additional capital to fund these commitments and to pay our operating expenses. While AoHong has historically reported profitable operations, under Chinese law we are not able to use funds from that company to pay operating expenses in the U.S. In addition, we have contractually agreed not to sell additional securities until at least September 2008. As a result, we may not have access to the capital necessary to fully develop our operations and satisfy our obligations as they become due.

         We have experienced losses and negative cash flows from operations since inception and at September 30, 2007 we have an accumulated deficit of approximately $16.1 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as going concern. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing subject to the contractual limitations we have agreed to with the purchasers in our recently completed unit offering. Even if we are successful in raising additional capital as necessary, such a raise will further impact our shareholders. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         Our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any staff who are sufficiently trained in the application of generally accepted accounting principles. In addition, the majority of our operations are now located in the PRC following our acquisition of AoHong and AoHong does not have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

         There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On July 9, 2007, we issued an aggregate of 1,000,000 shares of our common stock to Mr. Perler, our CEO, and to a former officer of our company (500,000 shares each) valued at $80,000 for services rendered. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         On August 7, 2007, we issued 180,000 shares of common stock valued at $12,240 to two consultants as compensation for business development service services The recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they was capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         On August 23, 2007, we issued 500,000 shares of common stock valued at $35,000 to Mr. Perler as a bonus under his employment agreement in conjunction with our closing of the AoHong acqusition. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         On August 28, 2007, we issued 150,000 shares of common stock valued at $12,750 to a consultant as compensation for business development service services. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.           OTHER INFORMATION

  On November 8, 2007 we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida to:

         o        change the name of our company to China America
                  Holdings, Inc., and
         o increase the number of our authorized shares of common stock from 350,000,000 shares to 500,000,000 shares.

         This action was approved on November 5, 2007 by our Board of Directors by a written consent in lieu of a special meeting in accordance with the relevant sections of the Florida Business Corporation Act. In addition, our management together with certain shareholders who collectively hold a majority in interest of our issued and outstanding voting stock approved this action by written consent in lieu of a special meeting of our shareholders effective November 8, 2007 in accordance with the relevant sections of the Florida Business Corporation Act. This action will be effective as of the close of business on November 26, 2007.

ITEM 6. EXHIBITS


3.1(h) Articles of Amendment to the Articles of Incorporation as filed on
       November 8, 2009.
31.1   Rule 13a-14(a)/15d-14(a) certification of Chief Executive
       Officer

31.2   Rule 13a-14(a)/15d-14(a) certificate of principal financial officer

32.1 Section 1350 certification of Chief Executive Officer and principal accounting officer

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SENSE HOLDINGS, INC.


Date:    November 14, 2007       By: /S/ Dore Scott Perler
                                 --------------------------------
                                 Dore Scott Perler, Director, Chief Executive
                                 Officer and President, principal executive
                                 officer, principal financial and accounting
                                 officer