Form 10-K
period 2007-12-31
CHINA AMERICA HOLDINGS, INC.
filed 2008-04-14
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                       COMMISSION FILE NUMBER: 001-33694

                          CHINA AMERICA HOLDINGS, INC.
                (Name of registrant as specified in its charter)

            Florida                                        82-0326560
            -------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              10871 NW 52 STREET, SUITE 2, SUNRISE, FLORIDA 33351
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (954) 726-1422

             Securities registered under section 12(b) of the act:

     Title of each class         Name of each exchange on which registered

            None                              Not applicable
            ----                              --------------

              Securities registered under section 12(g) of the act:

                                      None
                                      ----
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer                 [ ]    Accelerated filer             [ ]
Non-accelerated filer (Do not check if  [ ]    Smaller reporting company     [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $4,625,734 on June 29, 2007.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 135,810,792 shares of common stock are issued and outstanding as of March 26, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

                                TABLE OF CONTENTS

                                                                            Page
Part I                                                                      ----
Item 1.     Business. ......................................................   5
Item 1A.    Risk Factors ...................................................  16
Item 1B.    Unresolved Staff Comments. .....................................  24
Item 2.     Properties. ....................................................  24
Item 3.     Legal Proceedings. .............................................  24
Item 4.     Submission of Matters to a Vote of Security Holders. ...........  24
Part II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities. .............  25
Item 6.     Selected Financial Data. .......................................  26
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation. ............................  26
Item 7A.    Quantative and Qualitative Disclosures About Market Risk. ......  35
Item 8.     Financial Statements and Supplementary Data. ...................  35
Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure. ......................................  35
Item 9A.(T) Controls and Procedures. .......................................  35
Item 9B.    Other Information. .............................................  36
Part III
Item 10.    Directors, Executive Officers and Corporate Governance. ........  36
Item 11.    Executive Compensation. ........................................  40
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters. ....................  44
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence. .........................................  46
Item 14.    Principal Accountant Fees and Services. ........................  46
Part IV
Item 15.    Exhibits, Financial Statement Schedules. .......................  47

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors". Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         Our web sites are www.senseme.com, www.chinaamericaholdings.com, www.china-aohong.com and www.bigtreetoysusa.com. The information which appears on our web sites is not part of this report.

               INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

   o "China America" "we," "us," "ours," and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc.,

   o "Sense Technologies" refers to Sense Technologies, Inc., a Florida corporation and a wholly-owned subsidiary of China America,

   o "China Chemical" refers to China Chemical Group, Inc., a Florida corporation and a wholly owned subsidiary of China America,

   o "Micro Sensor" refers Micro Sensor Technologies, Inc., a Florida corporation and a wholly-owned subsidiary of China America,

   o "AoHong" refers to Shanghai AoHong Industry Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong's wholly-owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company,

   o "Mengda" refers to Shanghai Mengda Chemical Co., Ltd., a Chinese company which is AoHong's joint venture partner in Mengjin. Mengda is owned by unrelated third parties,

   o "Mengjin" refers to Shanghai Mengjin Chemical Co., Ltd., a Chinese joint venture between Aohong and Mengda,

   o "Big Tree" refers to Big Tree Toys, Inc., a Florida corporation formerly known as Big Tree Group Corp., and a majority owned subsidiary of China America,

   o "Jieyang Big Tree" refers to Jieyang Big Tree Toy Enterprise Co, Ltd., a Chinese limited liability company and wholly-owned subsidiary of Big Tree,

   o "PRC" or "China" refers to the People's Republic of China, and

   o "2006," "2007," and "2008" refers to the fiscal years ended December 31, 2006 and 2007, respectively, and the fiscal year ending December 31, 2008, unless the context otherwise specifically provides.

                                     PART I

ITEM 1. BUSINESS.

         We operate our business in three segments:

   o AoHong,
   o Biometrics, and
   o Big Tree.

AOHONG

         AoHong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fluororubbers, fluoroplastic, heat insulation, fire extinguishing agents and assorted aerosol sprays. We acquired our majority interest in AoHong in June 2007 and financial statements included elsewhere herein include AoHong's results of operations from the date of acquisition through December 31, 2007. Revenues from AoHong represented in excess of 99% of our consolidated net revenues for 2007.

         AoHong's operations are comprised of three basic functions:

   o Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution,

   o Custom mixing of various raw materials in accordance with customer specifications into a new product. AoHong employs two engineers who work with customers to derive proper mixture of chemicals, and

   o Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product.

         AoHong holds various certifications related to its operations, including:

   o Environmental Management System ISO14001: 2004 certificate,
   o ISO9001:2000 quality system certificate, and
   o TS 16949 (international quality management certificate for the automotive industry).

         AoHong's customers include manufacturers and retailers of air conditioning systems, refrigerators, automobiles, coolants, fluororubber, fluoroplastic, heat insulation, pharmaceuticals and chemicals. In 2007 approximately 55% of its net revenues were from manufacturers, approximately 25% of its net revenues were from air condition and refrigerator retailers and approximately 20% of its net revenues were from the export of products. Because approximately 50% of its sales are to automobile, refrigerator manufacturers and air conditioning manufacturers, historically AoHong has witnessesed a seasonal surge in demand for refrigerant products from November to June.

         AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shangxi, Chongqing, Sichuan, Jiangshu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan. AoHong exports to countries such as Russia and Thailand.

         AoHong utilizes a purchase order system for orders and it signs annual supply agreements with its major customers. Typically it will deliver products within 15 to 30 days from the time an order is placed. AoHong generally offers its customers terms of net 60 days to net 90 days. One customer represented approximately 13% of AoHong's net revenue in 2007, primarily attributable to sales of R22.

PRODUCT OFFERINGS

         Following are a list of products sold by AoHong:

PRODUCT               STRUCTURAL FORMULA                APPLICATION
-------------------   ------------------     -----------------------------------
R12                       CCI2F2             Refrigerant, fire extinguishing
                                             agent, insecticide and spray, etc.

R22 Difluorochloro-       CHCLF2             Compressor, refrigerant for
methane                                      industrial and residential air
                                             conditioning systems; insecticides,
                                             painting spray, and fire
                                             extinguishing agent

R406A                  CHCLF2/CH3CCLF2/      Refrigerant; Substitute for R12
                       CH3(CH3)/CHCH3

THT (Scentinel) (CH2)4S C4H8S Clear, colorless liquid with a strong unpleasant odor. Due to its smell, tetrahydrothiophene is occasionally used as an odorant in natural gas

         Revenues from the sale of R22 represented approximately 42% of its net revenues in 2007.

         AoHong places emphasis on the sale and distribution of environmentally friendly products. The Montreal Protocol on Substances that Deplete the Ozone Layer ("Montreal Protocol") was adopted on September 16, 1987 and later ratified on January 1, 1989 by 29 countries and the European Community (EC). The Montreal Protocol was designed to address the need for stronger measures to reduce the production and consumption of a number of chlorofluorocarbons (CFCs). According to the Montreal Protocol, all non-environmental friendly refrigerants should be replaced by environmental friendly refrigerants by the end of 2008. China, as a developing country, has agreed to implement the measures gradually and in 2006 began to implement the regulation. All coolant products proven to be harmful to the environment will be banned by December 31, 2008. AoHong is striving to be a leader in its industry in the sale and distribution of environmentally friendly products within China. Approximately 37% and approximately 20%, respectively, of AoHong's net revenues for 2007 and 2006 were derived from environmentally friendly products.

         Environmentally friendly products offered by AoHong include:

PRODUCT          STRUCTURAL FORMULA                      APPLICATION
-------        ----------------------         ----------------------------------
R134A          CH2FCF3                        Refrigerant, common in automobile
                                              air conditioners and refrigerators

R600A          CH3(CH3) CHCH3                 Refrigerant

R404A          CF3CHF2/CH3CF3/CF3CH2F         Refrigerant, substitute for R22

R407C          CH2F2/CF3CHF2/CF3CH2F          Refrigerant, substitute for R22

R410A          CH2F2/CF3CHF2                  Refrigerant, substitute for R22

R142B          CCIF2CH3                       Refrigerant

SALES AND MARKETING

         AoHong employs six full time sales persons. AoHong also employs two part-time sales persons, with one sales person dedicated to covering the Shandong Province and the other sales person dedicated to covering the Sichuan Province. These two sales persons travel frequently to these provinces. Full time sales persons are compensated with base salary and commission, and part-time sales persons are hired on a contractual basis under a commission only compensation structure. Sales persons earn a sales commission based on net profit generated in excess of a predetermined benchmark. The base salary, profit benchmark and commission percentage vary across products. AoHong also markets and promotes their products through a variety of venues, including industry trade shows, online advertising, marketing literature, and referrals.

SUPPLIERS

         AoHong purchases products from a variety of sources, including:

             SUPPLIER                                  PRODUCT
--------------------------------------    --------------------------------
JiangSu MeiLan Chemical Co., Ltd.         R12, R22

Chevron Phillips Chemical
(China) Co., Ltd.                         R6001, THT (Tetrahydrothiophene)

Sinochem Modern Environmental
Protection Chemicals (Xi'an) Co., Ltd.    R134A

Daikin Chemical International
Trading Co., Ltd.                         R 404, R407C, R410A

         Approximately 65% of the coolant products sold during 2007 were supplied by JiangSu MeiLan Chemical Co., Ltd. AoHong has been a distributor of products from this company since 2005. AoHong is also a supplier of liquid coolants manufactured by Chevron Phillips Chemical (China) Co., Ltd., JiangSu MeiLan Chemical Co., Ltd., Sinochem Modern Environmental Protection Chemicals (Xi'An) Co., Ltd., and Daikin Chemical International Trading Co., Ltd. In January 2003 AoHong signed a distribution agreement with Chevron Phillips Chemical (China) Co., Ltd. pursuant to which AoHong was named a distributor in mainland China for R600A and in January 2004 it signed a distribution agreement with Chevron Phillips Chemical (China) Co., Ltd. designating AoHong as a distributor in mainland China for THT (tetrahydrothiophene) products. Since 2005 AoHong has been a distributor of Daikin Chemical International Trading Co., Ltd. for R404A, R407C and R410A and since 2003 it has been a distributor of Sinochem Modern Environmental Protection Chemicals (Xi'an) Co., Ltd. for R134A.

         AoHong generally inventories a one month supply of liquid coolants. AoHong utilizes disposable steel cylinders to store various gases or liquids purchased in bulk quantities. These cylinders come in 30lb and 50lb capacity and meet the standards of European and U.S. markets. Because approximately 90% of its customers have an existing business relationship with AoHong which is in excess of three years, it is able to estimate customer demand and maintain inventory levels in accordance with the anticipated orders from customers. Taking advantage of its large warehouse space, AoHong generally increases its inventory levels during its off peak season which enables it to offer shorter delivery times and in some cases better pricing during its peak selling season. Terms offered by AoHong's suppliers are generally net 60 days.

COMPETITION

         The market for the sale of liquid coolants in China is very competitive. There are approximately 13 coolant distributors operating within China, of which AoHong estimates approximately four or five are large companies and the remaining eight to nine are smaller companies. AoHong's principal competitors include:

                COMPETITORS                                   BACKGROUND
----------------------------------------------       ---------------------------
Zhejiang Ju Hua Co., Ltd.                            Manufacturer for R11, R12,
                                                     R22, R134a

Shandong Dongyue Chemical Co., Ltd.                  Manufacturer for R22, R134a

Beijing Jinxin Jiaye Chemical Co., Ltd.              Repack processing company

Shanghai Zhiyang Trading Co., Ltd.                   Distributor

Zhejiang Yonghe New Type Refrigerant Co., Ltd.       Repack processing company

         AoHong believes it differentiates itself from its competitors through its ability to accommodate a variety of orders in the form of repacking, combining, or distributing products and its warehouse capacity enables it to meet customer demand on short notice.

MENGJIN

         In February 2007, AoHong partnered with Mengda to form Mengjin. Mengjin, which commenced operations in January 2008, was founded to distribute environmentally-friendly refrigeration lubricants in China. Under the terms of this joint venture, AoHong agreed to contribute approximately $41,700 (RMB300,000) and owns a 60% interest, and Mengda agreed to contribute approximately $27,800 (RMB200,000) and owns a 40% interest.

         Refrigeration lubricant is an essential fluid conjunction with coolants that lubricates refrigeration compressor system. The lubricant is added into coolants and flow through the compressor to lubricate bearings, main part, and controlling system. The series of refrigeration lubricants that Mengjin distributes in China are designed to use with ozone friendly refrigerants including R-134a, R-407C, R-404A, R-410A, R-507 and R-508. Mengjin purchases packaged lubricants from foreign manufacturers in the capacity of 2.2 lbs to 440 lbs. and directly distributes those packaged lubricants to customers. Its customers include AoHong's customer base of manufacturers, retailers as well as a few maintenance shops of industrial and household air conditioning, refrigerators, and automobiles.

         We anticipate that we will begin reporting revenues from Mengjin during the first quarter of 2008.

GOVERNMENT REGULATIONS

         The operations of AoHong must conform to Industrial Chemical Control Law (ICCL) of People's Republic of China, The Management Regulation of Chemical Industry Environmental Protection and rules for private (non-state owned) companies doing business in China. AoHong is also subject to registration and inspection by The Ministry of China Chemical Industry with respect to the distribution of chemical products in China and it is licensed by the Shanghai Government for the distribution of chemical products. Supervision of the manufacturing of steel cylinders is governed by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC (GAQSIQ). Manufacturers must obtain a gas cylinder filling license, which AoHong obtained on December 31, 2004.

BIOMETRICS

         Until our acquisition of AoHong, our Biometrics segment represented all of our operations. Biometrics technology uses fingerprint based identification products and systems to verify a person's identity. We have developed two turnkey integrated applications that incorporate our proprietary BioClock(R) hardware platform which include:

   o our "CheckPrint(R) T/A" systems which are designed primarily for use by employers who desire to verify the presence of employees at the workplace, and to monitor their time and attendance at work; and,

   o our "CheckPrint(R) A/C" systems which are designed to permit access to locked buildings, offices or other secured areas only to selected individuals, whose identities can be verified using our fingerprint identification software.

         Less than 1% of our consolidated net revenues in 2007 were attributable to our biometrics division. Our modest revenue-generation to date in this division has been derived primarily from our sales of our biometric BioClock(R) and CheckPrint(R) products. During 2007 all of our revenue was for maintenance contracts from one customer.

RESEARCH AND DEVELOPMENT COSTS

         From the inception of our current biometrics activities in July 1998 through December 31, 2007 we have spent approximately $2,409,000 on research and development activities. For the years ended December 31, 2007 and 2006, research and development, consisting mainly of salaries and research and development fees associated with a Cooperative Research and Development Agreement, amounted to $0 and $578,979, respectively.

MICRO ELECTRO MECHANICAL SENSORS

         In addition to our core business in this division, we hold eight exclusive worldwide patent licenses for Micro Electro Mechanical Sensors, or MEMS, technology covering use in the field of explosive detection which was developed by Oak Ridge National Laboratory(ORNL). ORNL, located in Oak Ridge, Tennessee, is one of the premier National Scientific Laboratories in the United States and is operated by UT-Battelle, LLC for the United States Department of Energy (DOE). UT-Battelle LLC is the technology transfer management company created at ORNL.

         MEMS technology is comprised of micro cantilevers that molecules of explosive material attach to, thus causing the cantilevers to diffract or bend. When diffraction is detected, the sensors are alerted to the presence of an explosive molecule. On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor and we indirectly acquired the rights and obligations of Micro Sensor under various agreements to which it is a party, including a Patent License Agreement with UT-Battelle LLC. Under the original Patent License Agreement, Micro Sensor became the exclusive licensee of UT-Battelle LLC with respect to certain patented technology owned by UT-Battelle LLC relating to the use, sale or offer for sale of intellectual property incorporating MEMS technology for the detection of explosives.

         Effective August 1, 2005, we entered into an Exclusive Patent License Agreement with UT-Battelle LLC which replaced the original Patent License Agreement. Under the August 1, 2005 Patent License Agreement, UT-Battelle LLC granted us the exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products incorporating the licensed patents, relating to chemical vapor detection and the detection of unexploded ordnance, including bombs, hand grenades, rockets and other unexploded devices. We were also been granted for a 24-month right of first refusal to negotiate a patent license agreement with UT-Battelle LCC for its proprietary technology relating to the detection of biological warfare agents in security applications, such as anthrax, cholera, Ebola, plague, ricin, smallpox and tularemia. This right of first refusal to negotiate an additional patent license expired unexercised on August 1, 2007.

         As consideration for the license grants by UT-Battelle LLC, we:

   o paid UT-Battelle LLC an aggregate of $150,000 in cash proceeds;

   o issued UT-Battelle LLC 833,333 shares of our common stock;

   o agreed to pay to UT-Battelle LLC a royalty equal to 4% of net sales of products incorporating the licensed patents, subject to minimum royalty payments, as amended on December 1, 2006, of $10,000 for 2007, $20,000 for 2008 and $25,000 for 2009 and thereafter;

   o agreed to pay to UT-Battelle LLC, in the event we sublicenses the licensed patents, the greater of 50% of our revenues from sublicensing and the minimum required royalties described above; and

   o agreed to reimburse UT-Battelle LLC for certain costs and expenses of securing patent protection for the licensed patented technology.

         On January 1, 2006, we entered into a stock exchange agreement with UT-Battelle LLC under which UT-Battelle LLC returned 683,333 shares of common stock previously issued by us for $150,000 in cash. The returned shares were cancelled upon receipt.

         On November 7, 2005, we entered into a Cooperative Research and Development Agreement ("CRADA") with UT-Battelle LLC under its U.S. Department of Energy Contract No. DE-AC05-00OR22725. The CRADA was for the development of a hand-held sensor with high sensitivity and selectivity for the detection of explosives initially and then to expand the capabilities to include chemical and biological warfare agents and narcotics. In connection with the CRADA, we agreed to make payments aggregating $589,000. Through December 31, 2007, we paid $560,000 towards these commitments. Under the CRADA we developed a first generation working prototype with limited detection capabilities. As a result of our lack of working capital we were forced to cease our research and development activities under the CRADA. Accordingly, the remaining $29,000 due under thereunder was forgiven. In 2006 we determined to impair our MEMS technology related assets and recognized a one time expense of $230,000 related to those intangible assets. In March 2008 we notified UT-Battelle LLC and ORNL of our intent to terminate the licensing arrangement.

COMPETITION

         In this division we face competition from companies engaged in the time and attendance industry, as well as in the security and access control industry. Competition may come from companies using biometric fingerprint technology, as well as from companies using other biometric identification methods. Competitors also include companies marketing traditional forms of employee verification and attendance products, including time clocks, ID badges, passwords and PIN numbers. Most of our competitors may have longer operating histories and greater financial and other resources than we have. We have never been able to effectively compete as a result of limited resources and given our focus on our other divisions it is unlikely that we will invest the funds necessary to market our biometric products or otherwise compete in this market segment.

BIG TREE

         Big Tree, a development stage company which began operations in the third quarter of 2007, is a toys sourcing company marketing to toy distributors, wholesalers, and retailers. Under the supervision of our CEO who oversees the operations, Big Tree utilizes independent sales representatives and agents to market the business. These sales representatives are non-exclusive to Big Tree and are paid on a commission basis. In addition, Big Tree seeks to market its services at exhibition and trade shows and online promotion.

         In January 2008, Big Tree formed a Representative Office in Shantou, China to manage suppliers, quality control and customer services. Shantou is located in China's eastern Guangdong Province where approximately 3,000 toys manufacturers are located. Establishment of a Representative Office has become the most common means of establishing a long-term presence in China for companies such as Big Tree which are not Chinese companies.

         Once one of Big Tree's independent sales representatives receives a sales lead, the sales person consults with the Shantou Representative Office to collect the latest information on cost and potential suppliers.
 If it is desired, potential customers are invited to visit the Shantou Representative Office where Big Tree has a showroom for product overview.

         Big Tree has established order processing procedures which are substantially similar to it competitors. Once a customer has indicated its intent to place an order, the U.S. sales team will forward the customer a proforma invoice that is regarded as an electronic sales contract between Big Tree and the customer. Once the customer signs the proforma invoice and a 30% deposit has been wired, the sales team transfers the order information on to the Shantou Representative Office. Currently, a Hong Kong-based company, Pacific Toys Co., Ltd., is Big Tree's principal supplier. Big Tree places an order with Pacific Toys Co., Ltd. which then arranges for fulfillment and delivery of the products to the port for shipment to Big Tree's customer. Pacific Toys also handles custom services related to the shipment.

         When goods depart the port, Big Tree mails the original bill of lading, packing list and commercial invoice to the customers. Big Tree's terms of sale required customers to pay the balance within 30 days upon receipt of commercial invoice. Pacific Toys requires a deposit of between 20% and 30% at the time the order is placed and the balance is due within 45 days of the end of the month during which the shipment is complete. As Big Tree continues to develop its business it is anticipated that it will broaden its supplier base.

         During 2007 Big Tree received and executed orders from several retailers operating in South America, Europe, Southeast Asia and Australia. Big Tree will recognize the revenue from these sales in the first quarter of 2008.

         While Jieyang Big Tree was established in China in January 2007 as a wholly owned foreign entity (WFOE) it has not conducted any business. Following the establishment of Big Tree's Representative Office it is likely that we will not conduct any business within Jieyang Big Tree and may decide to dissolve the entity in the future.

TOYS TESTING CENTER

         On March 28, 2008 Big Tree entered into a five year Cooperation Agreement with the Guangdong Test Center of Product Quality Supervision ("CEST"). Under the terms of the agreement, CEST will operate a toy testing laboratory which is anticipated to begin operations once it receives approval from the China National Accreditation Service for Conformity Assessment. The laboratory will provide sample testing and finished product inspection. CEST will assist Big Tree in providing the quality assurance services including supplier evaluations, sample testing and finished product inspect.

         Big Tree, which will be responsible for marketing these services, will not perform any of the services. CEST will charge the center for the sample testing and finished products inspection at a 30% discount of the market price. Big Tree agreed to use its best efforts to develop business for CEST of not less than $428,571 (RMB3 million) annually beginning in 2009, increasing to not less than $714,286 (RMB 5 million) in 2013.

         CEST will invest approximately $42,857 (RMB300,000) and provide technology and lease various equipment. Big Tree is responsible for leasing the facility at which the laboratory will operate and supervising the construction in accordance with CEST's specifications. The agreement provides that the laboratory is to be complete within three months of the execution of the agreement. In addition, Big Tree committed to invest $500,000 (RMB3.5 million) to purchase testing equipment and instruments, of which approximately $285,715 is to be funded within six months from the date of the agreement and the remaining $214,286 within one year. Big Tree is entitled to 30% of annual net profit of the laboratory starting from July 1, 2008 which for the purposes of the agreement is considered rent expense. Net profit is defined as the total revenue of testing services subtracted by total cost of the center, including utility expenses, testing materials expenses, office supply, travel expenses of testing engineers, salary and benefits (estimated to be approximately 30% of total revenues), administration cost (estimated to be approximately 8% of total revenue), marketing and sales cost (on actual basis) and related application fees and expenses.

         During the first three years of the term the agreement may be terminated by either party without notice upon the payment to the non-terminating party of $14,286 (RMB100,000). During the remainder of the term, either party may terminate upon six months notice and the payment of this penalty.

GOVERNMENT REGULATION

         Chinese law restricts the scope of activity undertaken by Representative Offices to indirect business activity. A Representative Office may act as a liaison with Chinese contacts, implement contracts signed outside China by the home office, and undertake market research, but these offices cannot engage in trade, receive fees for services, sign contracts or directly generate income. The Chinese Ministry of Commerce (MOFCOM) is responsible for processing and approving applications to establish as Representative Office. The failure to comply with the registration requirements can result in the imposition of a RMB 10,000 fine (approximately $1,300) and in serious cases may result in the involved party being prohibited from engaging in further business activities in China. The State Administration for Industry and Commerce (SAIC) enforces the regulations related to Representative Offices through random checks and through informants in related Chinese companies.

COMPETITION

         Big Tree competes against many other Shantou-based trading companies. Three primary competitors are Chenghai City MK Toys Co., Ltd., one of the largest toys trading companies in Shantou. Yi Feng Import& Export Trading Co., Ltd., a trading company having strategic alliance with Guangdong Shifeng Toys Industrial Co., Ltd., and Guangdong Huawei Toys Crafts (Group) Co., Ltd., a large export-oriented enterprise focusing on R&D, manufacturing, and trading.

         As Big Tree is a new company with a limited history of operations it faces all the challenges of a development stage company. For the future development, Big Tree management focuses to provide high quality products and expand distribution channels worldwide. Big Tree strives to improve the capability of toys testing and quality control systems to ensure high quality products. At the same time, Big Tree seeks to closely work with distributors and agents worldwide to provide one-stop-toy shopping services. Notwithstanding the foregoing, there are no assurances Big Tree will ever successfully compete in its target market.

INTELLECTUAL PROPERTY

         While we do not claim any intellectual property rights with respect to either AoHong or Big Tree, the intellectual property rights of out Biometrics segment are material to its business. We currently have on file with the United States Patent and Trademark Office, a utility patent that was converted from a provisional patent covering the proprietary use of our technology and the proprietary hardware used in our application. In addition, we have on file a provisional patent regarding our CheckPrint(R) BDS, a biometric middleware utility, and a utility patent regarding a handheld explosive detection unit. Our goods and services are clearly marked as patent pending. There is no guarantee that our patent applications will mature into registrations for patents.

         We maintain common law rights to our trademarks. The common law rights protect the use of marks used to identify our goods and services since the time of their first use in commerce. Our trademarks include Check Print(R), BioClock(R), Sense(R), meCard(R), "Security Solutions at a Touch of a Finger"(R), Explosive Sensing Protocol(TM) and Sense-It(TM).

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

         We have also obtained the rights to the domain names www.senseme.com, www. chinaamericaholdings.com, www.china-aohong.com and www.bigtreetoys.com. As with telephone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard and the loss of either of these addresses could materially adversely affect our future business financial condition and results of operations.

GOVERNMENT REGULATION AFFECTING OUR PRC SUBSIDIARIES IN GENERAL

Doing Business in the PRC

         Our operations in the PRC are subject to the PRC legal system. Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our future business operations or prospects.

Economic Reform Issues

         Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods.

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limiting re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. There can be no assurance that the reforms to China's economic system will continue or that there will not be changes in China's political, economic, and social conditions and changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

EMPLOYEES

         At March 28, 2008 we had a total of 70 employees as follows:

   o One full time employee in the U.S. who is our Chief Executive Officer,

   o 55 full-time employees at Aohong, all located in the PRC, and

   o 16 full-time employees at Big Tree's Representative Office, all located in the PRC.

         We believe that relations with our employees are good. Our U.S. employee is not subject to a collective bargaining agreement. For our employees in China, each full-time employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

         We are required to contribute a portion of our Chinese employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government's social insurance funds to increase in the future as we expand our workforce and operations.

CONSULTANTS

         We rely on the services of three consulting firms which are affiliates to assist us in various areas, including:

         o CHINA DIRECT INVESTMENTS, INC. In November 2006 we entered into a Consulting and Management Agreement with China Direct Investments, Inc. Under the terms of the agreement, China Direct Investments agreed to provide general business consulting, identification, evaluation and structure of potential mergers and acquisitions, advice on corporate structure and financial structuring transaction, advice on potential sources of investment capital and assistance in connection with administrative matters pertaining to the PRC. As compensation for its services, China Direct Investments was issued 5,000,000 shares of our common stock valued at $450,000 and may receive discretionary award fees as determined by us. The agreement expired on December 31, 2006; however, China Direct Investments continues to provide services to us under this agreement at no cost pursuant to the terms of the stock purchase agreement with China Direct, Inc. for Big Tree as described later in this report.

         o CDI SHANGHAI MANAGEMENT CO., LTD. In June 2007, we executed a consulting agreement with CDI Shanghai Management Co., Ltd. for consulting services which had been provided by that company to us since April 1, 2007, including identifying suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services. Under the terms of the consulting agreement, we issued CDI Shanghai Management Co., Ltd. 5,000,000 shares of our common stock valued at $475,000. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities. The agreement expired on September 30, 2007, however, CDI Shanghai Management Co., Ltd. continues to provide services to us under this agreement at no cost.

         Mr. Andrew Goldrich, formerly an executive officer and director of our company, is employed by China Direct, Inc., the parent company of both China Direct Investments, Inc. and CDI Shanghai Management Co., Ltd.

         o SPC CONSULTANTS LLC. In January 2008 we entered into a two month agreement with SPC Consultants LLC pursuant to which it agreed to arrange for the release of our press releases and engage other financial public relations to publicize our company. As compensation for these services, we paid SPC Consultants LLC $100,000 and China Direct, Inc. transferred it 1,100,000 shares of our common stock it owned. For accounting purposes, we will recognize an expense equal to the fair market value of the common stock transferred by China Direct, Inc. and such amount will be reflected as a capital contribution.

OUR HISTORY

         We were organized in Idaho, under the name Century Silver Mines, Inc., on February 5, 1968. Originally, we developed mining properties, but by 1998 we had ceased those operations. Sense Technologies was organized under the laws of the State of Florida on July 13, 1998. Sense Technologies was formed for the purpose of engaging in developing and marketing biometric devices for use in employee identification and security-related products.

         In January 1999, we acquired all of the outstanding shares of Sense Technologies for a purchase price consisting of 4,026,700 of our shares issued to the former shareholders of Sense Technologies. At the time of the acquisition, Century Silver Mines had no operations and Sense Technologies was developing its proprietary biometric security systems. Immediately following the acquisition, the former shareholders of Sense Technologies owned approximately 93% of our outstanding shares. In June 1999, we changed our corporate domicile from Idaho to Florida and, in connection with the domicile change we changed our name to Sense Holdings, Inc.

         On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor from UTEK Corporation and UT-Battelle LLC, the shareholders of Micro Sensor, in a stock-for-stock exchange, for total consideration of 2,000,000 shares of our common stock. Pursuant to the stock-for stock transfer, UTEK received 1,850,000 common shares of Sense and UT-Battelle LLC received 150,000 common shares of our company.

         Effective June 27, 2007 we acquired a 56.08% membership interest in AoHong from that company in exchange for $3,380,000 to be paid to AoHong pursuant to the following schedule:

   o $800,000 on or before September 30, 2007;

   o $400,000 on or before June 30, 2008;

   o $600,000 on or before December 31, 2008; and

   o the remaining $1,580,000 on or before June 27, 2009.

         The initial $800,000 was paid in September 2007.

         In addition, we issued Mr. Aihua Hu, a member of AoHong and its CEO, 12,500,000 shares of our common stock valued at $1,187,500 as additional consideration. Following the execution of the agreement, AoHong and the minority members were required to promptly apply as necessary to obtain the documents which represent the formal approvals of the relevant regulatory agencies in the People's Republic of China to our purchase of a controlling interest in AoHong.

         AoHong was established in February 2000 as Shanghai AoHong Industry Co., Ltd. by Mr. Aihua Hu, its CEO, and his wife Mrs. Ying Ye. On July 5, 2007 AoHong changed its name to Shanghai AoHong Chemical Co., Ltd. AoHong has two wholly owned subsidiaries; Shanghai Binghong Trading Co., Ltd. which was established in March 2002 and Shanghai Wuling Environmental Material Co., Ltd. which was established in January 2005.

         On August 29, 2007, the Shanghai Foreign Investment Commission issued the Certificate of Approval for the establishment of the Sino-U.S. joint-venture between our company and AoHong. The registered capital of this joint venture is

$8,210,024, of which an aggregate of $3,380,000 is being contributed by our company. In September 2007 following our remittance of the initial investment of $800,000 to the joint venture, the Shanghai Industrial & Commercial Administration Bureau issued the certificate of approval to the joint venture. Aohong received a renewed business license on November 29, 2007.

         On August 31, 2007, we acquired a 60% percent equity interest in Big Tree from CDI China, Inc., a wholly owned subsidiary of China Direct, Inc. Under the terms of the agreement, we paid CDI China, Inc. $400,000 and agreed to issue it 20,000,000 shares of our common stock valued at $20,000 as follows:

   o 2,500,000 shares at closing,

   o 2,500,000 shares on or before December 31, 2007,

   o 2,500,000 shares on or before March 31, 2008,

   o 2,500,000 shares on or before June 30, 2008,

   o 2,500,000 shares on or before September 30, 2008 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended June 30, 2008,

   o 2,500,000 shares on or before December 31, 2008 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended September 30, 2008,

   o 2,500,000 shares on or before March 31, 2009 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended December 31, 2008, and

   o 2,500,000 shares on or before June 30, 2009 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended March 31, 2009.

         During 2007 we issued all 10,000,000 shares due China Direct, Inc., including share payments which were not yet due, which represented shares not contingent upon Big Tree's future revenues and income. For accounting purposes, the value ascribed to the 10,000,000 shares of our common stock equals the par value of our common stock. Since the remaining 10,000,000 shares issuable upon the achievement of certain goals as described above, we have not reflected these share as outstanding. The contingent shares will be value on the measurement if the goals are met. Because China Direct, Inc. owned approximately 17% of our common stock prior to the closing of the transaction, as a related party the value of the 10,000,000 shares issued are required to equal par value under generally accepted accounting principles.

         Big Tree was incorporated in the State of Florida on November 20, 2006 and its wholly owned subsidiary Jieyang Big Tree was established on January 22, 2007 as a wholly foreign owned entity (WFOE) in China. China Direct, Inc. acquired 60% of Big Tree in February 2007 in exchange for shares of its common stock and a commitment to provide a $1 million working capital loan subject to the satisfaction of certain revenue milestones by Big Tree, which such milestones were not met by the time we acquired the company. China Direct, Inc. no longer has the obligation to provide such funds.

         In November 2007 we changed the name of our company to China America Holdings, Inc. to better reflect is current business and operations.

ITEM 1A. RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

                          RISKS RELATED TO OUR COMPANY

WE HAVE RECENTLY EXPANDED OUR BUSINESS THROUGH THE ACQUISITION OF A MAJORITY OWNERSHIP INTEREST IN AOHONG WHICH IS LOCATED IN THE PRC. OUR MANAGEMENT MAY NOT BE SUCCESSFUL IN TRANSITIONING THE INTERNAL OPERATIONS OF A PRIVATELY HELD CHINESE COMPANY TO A SUBSIDIARY OF A U.S. PUBLICLY HELD COMPANY.

         In June 2007 we closed on the acquisition of a majority ownership interests in AoHong, a company located in the PRC. The original owners of AoHong continue to own the remaining minority interest and are responsible for its day to day operations. While we have reasonable expectations that the core operations of this company will continue as it has historically, our acquisition of AoHong provides certain challenges for our company, including, among others:

         o we have no experience with companies operating within AoHong's industry segment and will remain completely dependent on AoHong's management to oversee its day to day activities with little practical ability to supervise their activities,

         o our CEO does not have any experience with operating a business in China and he does not speak Chinese, and

         o we will need to upgrade the internal accounting systems at AoHong, as well as educating its staff as to the proper collection and recordation of financial data to ensure that we can continue to file our annual, quarterly and other reports with the SEC on a timely basis.

         As described elsewhere herein, two subsidiaries of China Direct, Inc. provide us with consulting services, including translation services. China Direct, Inc., which is also a U.S.-based publicly held company with operations in the PRC as well as a principal shareholder of our company, has internal accounting staff which contain Chinese speaking individuals with U.S. accounting experience. There can be no assurance that our efforts to integrate the operations of AoHong will be successful or that the anticipated benefits of the acquisition will be fully realized. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our future operating results. If we are unable to properly and timely integrate the disclosure and accounting operations of AoHong into our company, our ability to timely file our annual and quarterly reports, as well as other information we are required to file with the Securities and Exchange Commission, could be in jeopardy. Any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board which could adversely affect a stockholder's ability to resell his investment in our company.

WE ANTICIPATE THAT WE WILL CONTINUE TO INCUR OPERATING LOSSES AND THERE ARE NO ASSURANCES THAT WE WILL REPORT PROFITABLE OPERATIONS IN FUTURE PERIODS.

         We have incurred substantial operating and net losses since our inception through December 31, 2007. For 2007 and 2006, we reported net losses of $1,118,603 and $3,752,855, respectively, and at December 31, 2007, we had an accumulated deficit of approximately $15,931,308. We acquired our majority interest in AoHong on June 27, 2007. Our results of operations for 2007 include AoHong's operations from the date of acquisition through December 31, 2007 and represented in excess of 99% of our net revenues for 2007. While AoHong's operations are profitable, those profits are not presently sufficient to offset operating losses in the U.S. As a result, we may never achieve profitability on a consolidated basis in the future. In addition, as a result of currency restrictions profits from AoHong's operations are not available to us to offset our cash needs in the U.S. Although we recently raised approximately $2,600,000 of additional capital, we will need to raise additional capital to fund our commitments and for our operating needs. If we do not raise additional working capital as necessary, we could be forced to cease operations at one or more of our divisions.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

         Because substantially all of our revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At December 31, 2007 our PRC subsidiary had approximately $1,014,000 on deposit in banks, which represented approximately 50% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

HISTORICALLY OUR BUSINESS HAS BEEN CAPITAL INTENSIVE. AS A RESULT OF THE TERMS OF OUR MOST RECENT CAPITAL RAISE, WE MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING WHEN NECESSARY. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

         Historically, our operations have been financed primarily through the issuance of equity. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but capital will be necessary to fund our anticipated growth including the effective integration, operation and expansion of AoHong and Big Tree. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. We need to raise additional capital to satisfy our obligations to AoHong, under the agreement to establish the toy testing facility, to fund our ongoing operations, pay our existing obligations and for future growth of our company. As described below the terms of our recently concluded private placement may significantly restrict our ability to raise working capital as needed. We cannot assure you that additional working capital is available to us in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs and obligations to AoHong, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

CONTRACTUAL TERMS MAY AVERSELY EFFECT OUR ABILITY TO RAISE WORKING CAPITAL AS NEEDED.

         Under the terms of our recently completed private placement, we agreed to a number of limitations on our future capital raising activities, including:

         o we agreed not to enter into any other financing transaction which provides for the issuance of any shares of our common stock or securities convertible into or exercisable for shares of our common stock for a period of one year ending in September 2008, and

         o During the period which ends the earlier of July 4, 2008 or the date on which all shares of common stock, including the shares underlying the warrants issued in the offering, can be resold under Rule 144 of the Securities Act without regard to volume, we also agreed not to undertake certain actions, including:

            o filing any other registration statements to register any additional securities, and

            o entering into any agreement to issue, or issue, any equity, convertible debt or other securities convertible into common stock or equity, or modify and such securities which are presently outstanding without the prior written consent of the purchasers in the offering, and not entering into any equity line of credit or similar agreement or issuing any floating or variable priced equity linked securities or any equity with price reset rights.

         It is possible that we will need to raise additional capital prior to the expiration of the above timeframes. If we are unable to secure the consent of the purchasers in the offering to a subsequent offering and registration statement, we may be unable to obtain additional capital as necessary to fund our ongoing operations or anticipated growth or satisfy our obligations to AoHong.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel at AoHong and Big Tree who perform key functions in the operation of AoHong and Big Tree. All of these individuals are located in China and we do not exercise any day to day supervision over their activities. We are not a party to any employment or similar agreements with any of these individuals and there are no assurances that they will remain employed by their respective companies or devote sufficient time and attention to the operations of those entities. The loss of one or more of these key employees could have a material adverse effect upon our business, financial condition, and results of operations and the results of operations at these subsidiaries could be adversely impacted.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

         Our subsidiaries include AoHong which was organized under the laws of the PRC and all of its business and operations are conducted in China. We are a party to certain contracts related to those operations. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because these contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that AoHong will likely enter into contracts in the future which will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute under agreements which could have been avoided if the contracts were prepared in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protection will divert management's time from the operation of our business and require us to expend funds attempting to settle a possible dispute. This possible diversion of management time will limit the time our management would otherwise devote to the operation of our business, and the diversion of capital could limit the funds we have available to pay our ongoing operating expenses.

AOHONG'S OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION. IF IT FAILS TO COMPLY WITH THE APPLICABLE REGULATIONS, ITS ABILITY TO OPERATE IN FUTURE PERIODS COULD BE IN JEOPARDY.

         AoHong is subject to various state and local regulations related to the distribution of chemicals. It is also licensed by the Shandong Bureau of Quality and Technical Supervision to distribute chemicals. While AoHong is in substantial compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required, any non-renewal by these authorities could result in the cessation of its business activities which would have a material adverse effect on our results of operations in future periods.

BIG TREE WILL FACE SIGNIFICANT COMPETITION IN THE TOY BUSINESS IN CHINA AND THE RECENT U.S. RECALLS OF CHINESE MADE TOYS COULD ADVERSELY IMPACT THE TOY BUSINESS IN CHINA.

         Big Tree will face significant competition in establishing its operations as the toy industry within China is subject to intense competition. China is the world's biggest toy manufacturer and exporter, producing three-quarters of the entire world's toys. There are no assurances that it will ever successfully develop its business and we may never recoup the funds we will expend in those efforts. Additionally, as a result of the increasing scope of U.S. recalls of Chinese-made toys, there are no assurances that new regulations regarding the manufacture and/or importation of toys will not be enacted by either the Chinese or U.S. governments which would further impede the ability of Big Tree to develop its operations. The prospects of Big Tree must be considered in light of the significant competition and adverse publicity surrounding the toy business in China.

SUBSTANTIALLY ALL OF BIG TREE'S ASSETS ARE A RELATED PARTY LOAN WHICH DOES NOT HAVE A FIXED REPAYMENT DATE.

         Prior to our acquisition of a controlling interest in Big Tree, in January 2007 Jieyang Big Tree advanced $438,422 to Shantou Dashu Toy Enterprise Co., Ltd., a company co-founded by Ms. Guihong Zheng and Mr. Wei Lin, officers of Big Tree and Jieyang Big Tree. In addition, Ms. Zheng, the minority shareholder in Big Tree, is the owner of Shantou Dashu Toy Enterprise Co., Ltd. Ms. Zheng initially provided the funds to Big Tree as a capital contribution, which were in turn used to provide the initial registered capital for Jieyang Big Tree. Subsequent to the formation of Jieyang Big Tree, these funds were used to make the loan to Shantou Dashu Toy Enterprise Co., Ltd. At December 31, 2007, Big Tree held a due from this related party in the amount of $465,982 which represents substantially all of the assets of Big Tree. This advance does not bear interest and is due on demand. If for any reason this advance should not be repaid, the amount of funds available to Big Tree for working capital in future periods will be significantly reduced.

                    RISKS RELATED TO DOING BUSINESS IN CHINA

SUBSTANTIALLY ALL OF OUR ASSETS AND OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

         Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

         Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in a decline in the trading price of our common stock.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT OUR BUSINESS ACTIVITIES.

         The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese subsidiaries.

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA.

         In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past 10 years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any actions by the PRC government to regulate growth and contain inflation could have the effect of limiting our ability to grow our revenues in future periods.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD INTERRUPT OUR OPERATIONS.

         A renewed outbreak of SARS or another widespread public health problem in China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

   o quarantines or closures of some of our offices which would severely disrupt our operations,

   o the sickness or death of our key officers and employees, or

   o a general slowdown in the Chinese economy.

         Any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct the operations of our Chinese subsidiaries as they are presently conducted. If we were unable to continue the operations of our Chinese subsidiaries as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy. If we were unable to continue as a going concern, you could lose your entire investment in our company.

CHINESE LAWS AND REGULATIONS GOVERNING OUR CURRENT BUSINESS OPERATIONS ARE SOMETIMES VAGUE AND UNCERTAIN. ANY CHANGES IN SUCH CHINESE LAWS AND REGULATIONS MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         China's legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our businesses. If the relevant authorities find us in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation, levying fines, revoking our business and other licenses, requiring that we restructure our ownership or operations and requiring that we discontinue any portion or all of our business.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

         China's regulations and policies with respect to foreign investments are evolving with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. If we are unable to enforce legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could impact our ability to continue as a going concern.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

         We are subject to the United States Foreign Corrupt Practices Act which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PRC.

         PRC companies have historically resisted the adoption of a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

                        RISKS RELATED TO OUR COMMON STOCK

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS AND THE COMMITMENT TO ISSUE ADDITIONAL SHARES IN THE BIG TREE ACQUISITION WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

         At March 26, 2008 we had 135,810,792 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

         o 67,611,613 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $0.10 to $0.55 per share; and

         o 9,300,000 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.07 to $0.35.

         Under the terms of the agreement for the purchase of Big Tree, we are also obligated to issue up to an additional 10,000,000 shares of our common stock. The exercise of these warrants or options and the issuance of the additional shares in connection with the Big Tree acquisition may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our Board of Directors. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

         As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

         On February 1, 2008 we entered into a lease for our principal executive offices which are located in 850 square feet of office/warehouse space in Sunrise, Florida. We lease this space from an unrelated third party under a one year lease expiring on January 2009 with an annual lease of approximately $12,700. Mr. Dore Scott Perler, our CEO, is also a party to this agreement. These facilities are suitable and adequate for our current needs.

         AoHong is located in the Huating Economic & Development Area, Jiading District, Shanghai. AoHong owns a 98,100 square foot facility which includes workshop and office spaces, 33,790 square feet of warehouse and 4,086 cubic meters of storage tanks. This facility serves as AoHong's principal offices. In December 2007 AoHong completed construction of a new facility of approximately 53,000 square feet which includes approximately 21,000 square feet of production area and approximately 32,000 square feet of warehouse.

         AoHong has land use rights for the land on which these facilities are constructed pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount RMB 567,926, fluctuated by the exchange rate which at December 31, 2007 was $77,648. Under the terms of the agreement, AoHong has rights to use certain land until November 3, 2053.

         AoHong leases approximately 860 square feet of warehouse space in Shanghai, China from an unrelated third party for $171 per month under a lease expiring in September 2008.

         Mengjin leases approximately 600 square feet of office space from an unrelated third party for $715 per month under a lease expiring in November 2008.

         Big Tree leases approximately 9,700 square feet of office space from an unrelated third party for $18,514 annually under a lease expiring in November 2010.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to US.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Because we do not have a class of securities registered under either
Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934 we are not subject to the proxy rules. On November 8, 2007 the holders of approximately 50.1% of our outstanding voting securities which represented a majority of the shareholders approved Articles of Amendment to our Articles of Incorporation changing the name of our company from Sense Holdings, Inc. to China America Holdings, Inc. and increasing the number of our authorized shares of common stock from 350,000,000 shares to 500,000,000 shares. This action was approved by written consent in lieu of a meeting of shareholders in accordance with the relevant sections of the Florida Business Corporation Act. In accordance with the Florida Business Corporation Act we provided written notice to our shareholders who did not execute the consent to this action.

                                     PART II

ITEM 5. STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is quoted on the OTCBB under the symbol CAAH. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                  HIGH         LOW
                                                  ----         ---
Fiscal 2006

First quarter ended March 31, 2006 .......       $ 0.33      $ 0.30
Second quarter ended June 30, 2006 .......       $ 0.23      $ 0.22
Third quarter ended September 30, 2006 ...       $ 0.16      $ 0.155
Fourth quarter ended December 31, 2006 ...       $ 0.085     $ 0.065

Fiscal 2007

First quarter ended March 31, 2007 .......       $ 0.09      $ 0.04
Second quarter ended June 30, 2007 .......       $ 0.10      $ 0.05
Third quarter ended September 30, 2007 ...       $ 0.09      $ 0.05
Fourth quarter ended December 31, 2007 ...       $ 0.14      $ 0.07

Fiscal 2008

First quarter ended March 31, 2008 .......       $ 0.12      $ 0.05

         On April 8, 2008, the last sale price of our common stock as reported on the OTCBB was $0.07. As of March 26, 2008, there were approximately 949 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2007.

                                                                              NUMBER OF
                                                                              SECURITIES
                                                                              REMAINING
                                         NUMBER OF                            AVAILABLE FOR
                                         SECURITIES TO                        FUTURE ISSUANCE
                                         BE ISSUED UPON    WEIGHTED AVERAGE   UNDER EQUITY
                                         EXERCISE OF       EXERCISE PRICE     COMPENSATION
                                         OUTSTANDING       OF OUTSTANDING     PLANS (EXCLUDING
                                         OPTIONS,          OPTIONS,           SECURITIES
                                         WARRANTS AND      WARRANTS AND       REFLECTED IN
                                         RIGHTS (A)        RIGHTS (B)         COLUMN (A)) (C)
                                         --------------    ----------------   ----------------
Plan category
Plans approved by shareholders:
    1999 Stock Option Plan ..........         900,000          $ 0.14             250,000
    2001 Equity Compensation Plan ...         350,000          $ 0.08             303,840
    2005 Equity Compensation Plan ...       1,000,000          $ 0.08             723,000
Plans not approved by shareholders ..       7,050,000          $ 0.092                n/a

         A description of each of these plans is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Historically, our operations were related to the design, development, manufacture and sale of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We developed two turnkey integrated applications that incorporate our proprietary BioClock(R) hardware platform. We have also devoted significant time and resources to the development of products based upon the patent licenses we acquired for Micro Electro Mechanical Sensors, or MEMS, technology covering use in the field of explosive detection which were developed by Oak Ridge National Laboratory (ORNL). Our current base of customers for our biometric products consists of one large enterprise level client and revenues from this segment represented less than 1% of our consolidated net revenues in 2007.

         Our ability to conduct significant marketing activities that we deem critical to building broad market awareness of, and demand for, our systems was severely limited due to financial constraints. The financial constraints were brought on in part by the cash required to be spent in research and development. During 2006 we limited our expenditures on research and development, and eliminated non-critical personnel to reduce expenses and because our core products are operational and saleable to a broad market with very little modification. In 2007 we did not conduct any research and development and our revenues in this segment were limited to revenues from a service agreement.

         Our ability to significantly grow the market for our biometrics products was dependent on our ability to raise sufficient working capital to fund our marketing and research and development efforts. While we were able to raise limited amounts of capital from time to time, we have never been able to secure the proper financing required. As a result, during 2007 our management began efforts to identify and close an acquisition or other business combination with an operating company. We believed that this would benefit our overall operations.

         In June 2007 we closed the acquisition of a majority of AoHong, a Chinese-based company which distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays. The audited financial statements of AoHong for 2006 and 2005 reflect net revenues of approximately $21 million and approximately $14 million, respectively, and net income of approximately $430,000 and approximately $780,000, respectively. We selected AoHong as an acquisition target as we believe that its business model has shown continuous historical growth over the past several years and that there is potential for additional growth in this sector. We began reporting AoHong's operations during the third quarter of 2007 and revenues from AoHong represent in excess of 99% of our total net revenues for 2007.

         In August 2007 we closed the acquisition of a majority of Big Tree, which together with its subsidiary Jieyang Big Tree, is a development stage company based in China that intends to operate in the toy business. Big Tree's operations are still developing and we anticipate that we will report revenues from this segment during the first quarter of 2008.

         As a result of these transactions, in 2007 we were able to complete a unit placement of our securities which resulted in net proceeds to us of approximately $2,550,000. We used a portion of these proceeds to make the initial cash payment due under the AoHong acquisition, for the cash portion of the Big Tree acquisition and for working capital. As described later in this section we will need to raise significant additional proceeds to satisfy our obligations under the AoHong acquisition, to pay our operating expenses and for the growth of our company.

         Our operations are now conducted in three segments as follows:

   o AoHong,
   o Biometrics, and
   o Big Tree.

         The minority owners of each of AoHong and Big Tree are responsible for the day to day operations at those companies. Our biometric division will continue operating as it has historically and requires minimal funding to operate. We have not allocated any proceeds from our recently completed offering for additional research and development or marketing activities as they relate to our biometric segment as a result of our focus on AoHong and Big Tree.

         In addition to the challenges we will face as a result of the rapid expansion of our company through the acquisition of businesses and operations located in the PRC, in order to maximize the benefits of these transactions we will need to successfully integrate AoHong's operations into our company as well as guiding the development of Big Tree's business and operations. Our commitment to AoHong required us to provide an aggregate of $3,380,000 of additional registered capital between September 2007 and June 2009. We used $800,000 from our recently completed unit offering for the initial commitment of this obligation, but will be required to raise additional capital to fund the balance of the obligation. As described elsewhere herein, the terms of that unit offering restrict our ability to raise capital in future periods which could adversely impact our ability to fulfill our contractual commitment. We believe that AoHong's operations will continue as they have been historically operated resulting in a significant increase in our revenues and operating results in future periods.

         We used $400,000 from this recently completed unit offering to pay the cash portion of the purchase price for Big Tree. The development of Big Tree's operations will also be challenging to us, particularly in view of the intense competition in the toy business in China and the growing concern over U.S. recalls of Chinese-made toys. In addition, during 2007 we entered into an agreement to participate in the establishment of a toy testing facility which requires to us contribute a total of $500,000. While we believe that the investments in Big Tree will provide a return over time, we are unable at this time to predict its operating results in future periods or the impact of those operations on our consolidated results and financial condition.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included elsewhere in this report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about our operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

         Principles of consolidation

         The consolidated financial statements include the accounts of China America and our wholly and majority-owned subsidiaries. All material inter-company transactions have been eliminated.

         Inventories

         Inventories are stated at the lower of average cost or market price and consists of raw materials and finished goods.

         Revenue recognition

         We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

         The following policies reflect specific criteria for our various revenues streams:

         o We generate revenue from the sale of our products and records revenues from the sale of products when the goods are shipped, title passes, and collectibility is reasonably assured,

         o Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable, and

         o Revenue from the performance of services is recognized upon completion of the service.

         Fair value of financial instruments

         The carrying amounts reported in the balance sheet for cash, receivables, inventory and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of this Statement did not have a material impact on our financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

2007 AS COMPARED TO 2006

NET REVENUES, COST OF SALES AND TOTAL OPERATING EXPENSES

         Overall, for 2007 our revenues increased significantly as a result of the acquisition of AoHong in the second quarter. A direct comparison of our consolidated results of operations for 2007 to 2006 may not be meaningful as a result of this acquisition which has transformed our company. We anticipate that our revenues for 2008 will increase significantly when compared to prior periods as a result of our acquisition of AoHong and the recognition of revenues from this segment for an entire fiscal year as well as revenues from Big Tree. The following table provides certain financial data on each of our operating segments. This information is presented in U.S Dollars unless otherwise indicated.

                                                     AOHONG (1)   BIOMETRICS (2)  BIG TREE (3)   CONSOLIDATED
                                                    -----------   -------------   ------------   ------------
Net revenues .....................................   16,197,391        92,962               0     16,290,353
Cost of sales ....................................   13,995,155         3,480               0     13,998,635
                                                    -----------   -----------     -----------    -----------
Gross profit .....................................    2,202,236        89,482               0      2,291,718
Gross profit margin ..............................        13.6%         95.2%             n/a          14.1%
Operating expenses (4) ...........................    1,223,261     1,759,100               0      2,982,361
Operating expenses as a percentage of net revenues         7.6%        1,892%             n/a          17.9%
Operating income (loss)(4) .......................      978,975   (1,669,618)               0       (690,643)
Operating margin (4) .............................         6.0%            NM             n/a          -4.2%

NM = not meaningful

(1) Includes activity from date of acquisition of June 29, 2007.
(2) We include our corporate operating expenses with the operating expenses of this segment.
(3) Includes activity from the date of acquisition of August 31, 2007.
(4) Excludes depreciation and amortization.

         AoHong generates net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications. Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. During 2007 approximately 55% of its net revenue were from the sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale, approximately 15% were from custom mixing of various raw materials in accordance with customer specifications into a new product, and the remaining approximate 30% of its net revenues were from distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Cost of sales at AoHong represents costs of the raw materials.

         The Biometrics segment does not incur any cost of sales associated with the service and maintenance revenues and cost of sales represents costs associated with the hardware sold.

         Total operating expenses decreased $463,518, or approximately 13.5%, in 2007 as compared to 2006. Included in this period to period change are increases in:

         o selling expenses which consists of shipping and freight and other selling expenses at AoHong. For 2007 these selling expenses were approximately 5.6% of AoHong's net revenues for the period,

         o compensation and related taxes of which approximately $42,271 is attributable to compensation and related taxes at AoHong and $289,804 is attributable to stock based compensation which is primarily attributable to the value of shares of our common stock and options granted to Mr. Perler as compensation. These increases were offset by a decrease in compensation and related taxes of $249,792 in our Biometrics segment, and

         o general and administrative expenses which is attributable to general and administrative expenses at AoHong of $288,614. This increase was offset by a decrease of approximately $104,159 at our Biometrics segment which included decreases in rent and other operating expenses such as office expense, telephone, insurance, travel and entertainment and auto expenses.

         These increases in our operating expenses were offset by:

         o a reduction of approximately $821,000 in consulting and investor relations expense which reflects the increase in the use of outside consultants during 2007. As a result of our limited cash resources we structured the terms of these agreements to provide for stock based compensation which generally results in higher overall fees than had we paid the compensation in cash as a result of the market risk the consultant is assuming. During 2007, we issued an aggregate of 6,355,000 shares of common stock and granted 500,000 stock options valued at $616,076 as compensation for accounting, business development services and for services to identify suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services to us. During 2006, issued an aggregate of 6,351,500 shares of our common stock and granted stock warrants valued at $717,670 as compensation for accounting, business development, and investor relations services. In addition, consulting and investors relations expenses during 2006 included the amortization of deferred compensation expense for shares previously issued in 2005 amounting to approximately $633,000,

         o the elimination of any research and development expenses for our Biometrics segment in 2007, and

         o a loss in 2006 on impairment of intangible assets of $230,000 in connection with our license rights for the MEMS technology for which there was no comparable expense in 2007.

         During 2008 we anticipate that our operating expenses will increase from 2007 both as a result of recordation of expenses associated with AoHong for an entire fiscal period as well as operating expenses associated with Big Tree. We are unable at this time to quantify the amount of any projected increase.

TOTAL OTHER INCOME (EXPENSES)

         Total other income (expenses) decreased substantially in 2007 as compared to 2006 primarily as a result of reductions in debt issuance costs and registration rights penalties totaling approximately $230,000 related to capital raising transactions in 2006 for which we did not have comparable expenses in 2007. In addition, interest expense decreased by approximately $93,000 in 2007 from 2006 as a result of retirement of various debt obligations during 2007. These decreases were offset by an increase in interest income of approximately $9,100 attributable to higher cash balances during 2007.

         As it is likely that we will seek to raise additional capital during 2008, we are unable at this time to predict any increase or decrease in total other income (expenses) in 2008 from those reported in 2007.

NET LOSS

         Our net loss for 2007 decreased substantially form 2006 which is primarily attributable to net income of $536,577 from AoHong, adjusted for our ownership interest.

COMPREHENSIVE INCOME

         As described elsewhere herein, the functional currency of AoHong is the RMB. The financial statements of AoHong are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $15,696 for 2007 as compared to $0 for 2006 which served to reduce our loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected financial information from our balance sheets at December 31, 2007 and December 31, 2006. All amounts are presented in U.S. Dollars expect as otherwise provided:

                                             DECEMBER 31,
                                           2007       2006        INCREASE
                                        ----------   -------     ----------
Working capital ...................      5,054,602    45,397      5,009,205
Cash ..............................      2,012,480   152,579      1,859,901
Total current assets ..............      8,107,182   172,954      7,934,228
Total assets ......................     11,274,292   222,380     11,051,912
Total current liabilities
  (total liabilities) .............      3,052,580   127,557      2,925,023

         As evidenced in the foregoing table, our acquisition of AoHong during the second quarter of fiscal 2007 significantly impacted our balance sheet.

         At December 31, 2007, our cash is located in the following geographic areas:
                                                           % OF
                                               $          TOTAL $
                                          ----------      -------
              United States ...........      998,222       49.6%
              China ...................    1,014,258       50.4%
                                          ----------       -----
                                          $2,012,480      100.0%

         Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

         The following table provides certain comparative information on the changes in our total assets and total liabilities at December 31, 2007 from December 31, 2006:

                                                      DECEMBER 31,
                                                    2007       2006    INCREASE
                                                 ---------    ------   ---------

Accounts receivable, net ......................  4,220,692    11,918   4,208,774
Notes receivable ..............................    333,168         0     333,168
Inventories, net ..............................  1,100,023     7,436   1,092,587
Prepaid expense and other .....................    440,819     1,021     439,798
Restricted cash ...............................    437,511         0     437,511
Property and equipment, net and land use rights  2,004,941     6,263   1,998,678
Due from related party ........................    465,982         0     465,982
Notes payable .................................  1,665,667    25,000   1,640,667
Accounts payable and accrued expenses .........    966,454    89,439     877,015
Due to related parties ........................    308,346         0     308,346

         At December 31, 2007 accounts receivable included approximately $4,202,912 due AoHong, net of an allowance for doubtful accounts of approximately $180,910, and approximately $17,780 due our Biometrics division, net of an allowance for doubtful accounts of approximately 6,300. At December 31, 2007 notes receivable of $333,168 represented amounts due AoHong from four customers for the purchase of finished goods. These obligations, which are similar to accounts receivable, were due between January 2008and June 2008. Based upon historical experience with these customers, AoHong anticipates that the balance of these notes receivable will be paid in accordance with each of their terms.

         Inventories at December 31, 2007 represented approximately $1,097,000 at AoHong representing finished goods and approximately $2,900 of finished goods at our Biometrics division.

         Prepaid expenses and others primarily consist of payments of $371,285 to AoHong's suppliers for merchandise that had not yet been delivered to us.

         Restricted cash at December 31, 2007 secures bank acceptances payable by AoHong in the amount of $1,093,778 which are reflected in notes payable described below.

         Property and equipment, net, and land use rights at December 31, 2007 include $2,001,805 attributable to AoHong with the balance of $3,136 attributable to our Biometrics segment.

         Due from related party at December 31, 2007 represents amounts Jieyang Big Tree advanced to Shantou Dashu Toy Enterprise Co., Ltd., a company co-founded by Ms. Guihong Zheng and Mr. Wei Lin, officers of Big Tree and Jieyang Big Tree, which were made prior to our acquisition of a controlling interest in Big Tree. This advance does not bear interest and is due on demand.

         Included in notes payable at December 31, 2007 was $546,889 due by AoHong to banks with maturity dates between January 16, 2008 and February 28, 2008, which were satisfied on the respective due date. Included in notes payable at December 31, 2007 is $1,093,778 due by AoHong under bank acceptance payables which are similar to factored receivables in that AoHong assigned the receivable from its customer to a bank and received cash in an amount equal to the full amount of the receivable, less the restricted cash which remains on deposit at the bank to secure the advance. The bank acceptance payable is satisfied by AoHong at the time its customer pays the receivable. If the customer does pay the receivable, AoHong is still liable for the payable to the bank. Finally, included in notes payable at December 31, 2007 is $25,000 attributable to our Biometrics segment and represents the remaining principal amount due under notes issued by us in a 2003 private placement. This amount is due on demand.

         At December 31, 2007 accounts payable and accrued expenses included approximately $640,000 attributable to AoHong and approximately $61,200 attributable to our biometrics division. Advances from customers of $96,624 at December 31, 2007 represent prepayments from AoHong's customers.

         Due to related parties at December 31, 2007 represents amounts loaned to AoHong by its Chairman and members of his family for working capital purposes. These loans, which were primarily made during the three months ended June 30, 2007, do not bear any interest and are due on demand.

         For 2007 net cash provided by operating activities amounted to $681,381. In 2007 we used cash to fund our net loss of $1,118,603 as well as for an increase in accounts receivables of $63,102 and other assets of $220,135 and a reduction in accounts payable and accrued expenses of $62,975. This was offset by decreases of $433,094 in inventory, $971,452 in prepaid expenses, advances from customers of $856,508 and deferred revenue of $2,371 as well as an add-back of $1,600,529 for non cash expenses including stock-based compensation of $1,071,755, depreciation and amortization of $73,032, impairment of $35,512 on intangible assets related to our Biometrics segment and the minority interest of $420,230.

         For 2006 net cash used by operating activities amounted to $1,285,399 and was primarily attributable to the net loss of $3,752,855 offset by stock-based compensation of $1,500,240, depreciation of $7,297, the amortization of the debt offering costs of $89,692, the amortization of the discount on notes payable of $92,994, the amortization of license rights of $45,000, the registration rights penalty of $140,432, impairment of intangible asset of $230,000, a decrease in accounts receivable of $399,484, and other non-cash items and changes in assets and liability accounts of $(37,683).

         Net cash used in investing activities for 2007 was $296,726 as compared to $150,000 in 2006 and principally reflects the acquisition of AoHong in 2007.

         Net cash provided by financing activities was $1,424,340 for 2007 as compared to $1,559,282 for 2006. In 2007 we raised $2,633,664 from the sale of our securities, net of placement fees and expenses, and used $1,209,324 for the repayment of notes and related party advances. In 2006 we raised $2,086,282 from the sale of our securities, net of placement fees and expenses, and used $527,000 to payments on convertible notes payable.

         As a result of the above, net cash increased by $1,859,901 during 2007, which included $50,906 which was the effect of the exchange rate on our cash, as compared to $0 during 2006.

         We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures. However, under the terms of our purchase agreement with AoHong, we are required to contribute an additional $2,580,000 to its registered capital. We have also committed to invest $500,000 in the development of a toy testing facility and we require working capital to pay our general operating expenses. As portion of these costs will be funded from the proceeds of our recently completed private offering in which we raised approximately $2,550,000, however, these funds are not sufficient for all of our capital needs. Accordingly, we will be required to raise additional capital to fund these commitments and to pay our operating expenses. While AoHong has historically reported profitable operations, under Chinese law we are not able to use funds from that company to pay operating expenses in the U.S. In addition, we have contractually agreed not to sell additional securities until at least September 2008. As a result, we may not have access to the capital necessary to fully develop our operations and satisfy our obligations as they become due.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements are contained in pages F-1 through F-37, which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, and our consultant, Accretive Solutions, Inc., we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to China America, including our consolidating subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our evaluation included business activities which were part of our company for the entire 2007 period and excluded all businesses which were acquired during 2007. The excluded businesses are Aohong and Big Tree which represented approximately 99.4% of our consolidated net revenues, and contributed $536,577 of net income as part of our consolidated net loss of $1,118,603,respectively, for 2007, and represented approximately 90.7% of our consolidated assets at December 31, 2007.

         Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

         The following individuals serve as our executive officers and members of our Board of Directors:

NAME                   AGE     POSITIONS
----                   ---     ---------
Dore Scott Perler       47     Chief Executive Officer,
                               President and Chairman of the Board
Shawn Tartaglia         38     Director
Julie Slater            50     Director

         DORE SCOTT PERLER. Mr. Perler has served as our Chief Executive Officer, President and Chairman of our Board of Directors since July 1998. He also serves as our Director of Sale for Big Tree. From 1996 to 1998, Mr. Perler was Vice President of Sales for Ansel Communications, a manufacturer of network interfaces and servers, hubs, and LAN workstations, and from 1993 to 1996 Vice President of Sales for LatinRep Associates/LatinChannels, Inc., a manufacturer's representative organization, where he assisted in the development of the company's organizational infrastructure, designed business processes and operating procedures, planned and executed strategies, recruited and managed professional staff, and created and implemented marketing and business development campaigns.

         SHAWN TARTAGLIA. Mr. Tartaglia has been a member of our Board of Directors since July 1998 and served as our Vice President, Chief Technical Officer and Director from July 1998 until December 2006. Since 2007 he has provided consulting services to our Biometrics segment on a part-time basis which are substantially similar to those he provided as Chief Technical Officer. From November 1997 to July 1998, Mr. Tartaglia was Manager of Information Systems for CompScript, Inc., a privately held pharmaceutical provider. From February 1993 to November 1997, Solopak Pharmaceuticals, a privately held pharmaceutical supplier, employed him as its Systems and Telecommunications Manager.

         JULIE SLATER. Ms. Slater as served as a member of our Board of Directors since January 1999. From 1984 and continuing until the present, Ms. Slater has been Vice President of All Eyes Optical, a privately held optometry and retail eyewear provider. She is Mr. Perler's sister-in-law.

         There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

KEY EMPLOYEES

         Both AoHong and Big Tree are located in China. The day to day operations of AoHong and Big Tree are the responsibility of officers at those subsidiaries. Following is biographical information on those persons whom we consider key employees of our company:


NAME                AGE      TITLE
----                ---      -----
Aihua Hu             46      Chief Executive Officer, AoHong
Huayan Zhi           52      Chief Financial Officer, AoHong
Wei Lin              37      Chief Executive Officer, Jieyang Big Tree
Guihong Zheng        34      Vice President, Big Tree

         AIHUA HU. Mr. Hu has served as CEO of AoHong since co-founding the company in February 2000. From May 1993 to April 2000, Mr. Hu served as Vice General Manager of Shanghai Lixin Gas Co., Ltd., an industrial gas and refrigerant manufacturer located in Shanghai. As Vice General Manager Mr. Hu was responsible for sales and business development. From September 1982 to May 1993, Mr. Hu worked for Shanghai Chemical Light Industry Co., Ltd. responsible for sales and marketing.

         HUAYAN ZHI. Mrs. Zhi has served as CFO of AoHong since October, 2002. Mrs. Zhi served as an accountant for Singapore Liquan Information (Shanghai) Co., Ltd. from April 2001 to September 2002. From October 1993 to March 2001, Mrs. Zhi was an accountant and then director of the accounting department at Shanghai Lixin Gas Co. Ltd. one of the largest industrial gas and refrigerant manufacturers in Shanghai. Mrs. Zhi was responsible for budget forecasting, financial analysis and other accounts payable and accounts receivable related issues. From November 1973 to September 1993, Ms. Zhi was an accountant for Shanghai Hongkong Hardware Electric Co., Ltd.

         WEI LIN. Mr. Lin has served as CEO of Jieyang Big Tree since its formation in January 2007. He oversees the day to day operations and serves as Big Tree's agent in the Representative Office in Shantou. Mr. Lin, along with his wife Ms. Guihong Zheng, co- founded Shantou Dashu Toy Corporation, Ltd, a toy export and import company, and he served as General Manager from November 2003 to January 2007. From June 2001 to August 2003, Mr. Lin served as Director and Vice General Manager of Guangdong Bao Qianli Electronic Corp, Ltd. an OEM manufacturer for TOYANI Security & Protection products including video monitoring series, guard against theft, and alarm series and from May 2000 to August 2003, Mr. Lin was General Manager for Shanghai Xikang Electronic Technology Co. Ltd, a company that develops and distributes for mobile phone network software. From November 1996 to March 2000, Mr. Lin served as General Manager of Guangdong Guangtong Call Center Yuedong Branch and from September 1994 to October 1996, Mr. Lin was Manager Assistant of Shantou Telecom, a SOE telecommunication company. Mr. Lin holds MBA degree from China Central South University.

         GUIHONG ZHENG. Ms. Zheng has served as Vice President of Big Tree since its formation in November 2006. In her role as Vice President, Ms. Zheng is responsible for sales, customer service and logistics. Ms. Zheng, along with her husband Mr. Wei Lin, co- founded Shantou Dashu Toy Corporation, Ltd, a toy export and import company in November 2003. From November 2006 until August 2007 she was Executive Vice President of CDI Shanghai Management Company, Limited. CDI Shanghai Management Company, Limited was the majority shareholder of Big Tree prior to our acquisition of a controlling interest in August 2007. From 2004 to 2006, Ms. Zheng served as General Manager of Big Tree Hong Kong International Trading Co. Ltd. responsible for exports. From 2002 to 2004, Ms. Zheng was the regional manager of Guangzhou Tian En Jin Telecommunication Equipment Company responsible for sales, market research and customer service in the Guangdong Area. From 1998 to 2002, Ms. Zheng served as Director of Customer Service of Shantou Xin Zhong Di Advertising Company, Ltd. In this role Ms. Zheng was responsible for all customer related issues, including customer development, customized service plan and maintain good relations with customers. From 1996 to 1998, Ms. Zheng was Director of Customer Service of Shantou Wei Tai Wei Brand Vision Design Co. Ltd responsible for all customer related issues, including maintain and development good customer relations. Ms. Zheng graduated from Shangtou Broadcast University, major in Sales and Marketing in 1995.

         Mr. Hu and Ms. Zhi are the minority members of AoHong and Ms. Zheng is the minority shareholder of Big Tree. Mr. Lin and Ms. Zheng are husband and wife.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than 10% of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock.

CODE OF BUSINESS CONDUCT AND ETHICS

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

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 10871 NW 52 Street, Sunrise, Florida 33351, Attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Notwithstanding that a majority of our Board of Directors are independent, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

         Since our formation we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. As with most small companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract additional independent directors. When we are able to expand our Board of Directors to include one or more additional independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation recorded by us in 2007 for:

   o our principal executive officer or other individual serving in a similar capacity,

   o our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in 2007 and who were serving as executive officers at December 31, 2007 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

   o up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

         For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers". The value attributable to any option awards is computed in accordance with FAS 123R.

                                                SUMMARY COMPENSATION TABLE
                                                --------------------------
                                                                  NON-EQUITY
                                                                  INCENTIVE       NONQUALIFIED    ALL
NAME AND                                      STOCK     OPTION    PLAN            DEFERRED        OTHER
PRINCIPAL                  SALARY    BONUS    AWARDS    AWARDS    COMPENSATION    COMPENSATION    COMPENSATION    TOTAL
POSITION            YEAR   ($)       ($)      ($)       ($)       ($)             EARNINGS ($)    ($)             ($)
(A)                 (B)    (C)       (D)      (E)       (F)       (G)             (H)             (I)             (J)
-----------------   ----   --------  -------  ------    --------  ------------    ------------    ------------    -------
Dore Scott Perler   2007    162,000   77,500       0     354,304             0               0          39,400    633,204
(1)
                    2006    165,063        0       0      50,000             0               0          28,000    243,063

(1) Mr. Perler has served as our Chief Executive Officer and President since July 1998. The bonus for 2007 represents the fair market value of 500,000 shares of our common stock issued to Mr. Perler upon the closing of the AoHong acquisition and the fair market value of 500,000 shares of our common stock issued to Mr. Perler upon the closing of the Big Tree acquisition. Option awards for 2007 represents the value of options to purchase 6,650,000 shares of our common stock with exercise prices ranging from $0.07 to $0.08 granted to Mr. Perler in 2007. Other compensation for 2007 included $6,500 for a car allowance, health insurance premiums of $14,900 and $18,000 related to the forgiveness of debt. Option awards for 2006 represents the value of options to purchase 250,000 shares of our common stock with an exercise price of $0.20 granted to Mr. Perler in 2006. Other compensation for 2006 included $6,000 for a car allowance, health insurance premiums of 12,000.and $10,000 related to the forgiveness of debt.

EMPLOYMENT AGREEMENT AND NARRATIVE REGARDING EXECUTIVE COMPENSATION

         On April 1, 2005, we entered into a three-year employment contract with Mr. Perler expiring on April 1, 2008 to serve as our Chief Executive Officer. The amount of compensation to be paid to Mr. Perler and the terms of the employment agreement were determined by the Board of Directors of which he was one of the three members at the time the agreement was finalized and executed. Accordingly, he had a significant influence in the terms thereof.

         The terms of this agreement provided for an annual base salary of $156,000 and a car allowance of $500 per month. The additional terms of the agreement were substantially similar to those of the current employment agreement with Mr. Tartaglia as described below. On May 1, 2007, we entered into a new three-year employment contract with Mr. Perler to serve as our Chief Executive Officer which expires on May 1, 2010.

         In accordance with the terms of the employment agreement, in consideration for his services, we will pay Mr. Perler a base salary of $156,000 per annum. On each successive anniversary date of the agreement, the Board of Directors will review the base compensation and at its sole discretion may elect to increase the base salary. In addition, Mr. Perler is entitled to a car allowance of up to $500 per month. In addition to the base salary, Mr. Perler is entitled to receive, as incentive compensation in respect of each calendar year (or portion thereof), an amount determined in accordance with any bonus or short term incentive compensation program, which may be based upon achieving certain specified performance criteria, which may be established by our Board of Directors, of which he is a member.

         Under the terms of the employment agreement Mr. Perler is entitled to paid vacation days and such other paid holidays in accordance with our policy, and up to six months salary continuation in the event of short-term disability. We will dues to professional associations and societies and to such service organizations and clubs of which Mr. Perler is a member, which has been approved by the Board of Directors as being in the best interests of our company. He is also entitled to receive all other fringe benefits to which all other employees of our company are entitled.

         In the event of involuntary termination without "cause" or disability, Mr. Perler will be entitled to compensation for the succeeding 24 months following the date of termination in an amount equal to 200% of his base compensation in effect on the date of the employment termination plus 200% of his annual incentive bonus earned on a quarterly basis as of the date of the termination, assuming he was employed on the last day of the quarter in which termination of employment occurred. In the event Mr. Perler is terminated for "cause" as defined in the employment agreement he will be entitled to any unpaid salary through the date of termination and deferred compensation will be forfeited. In the event there is a "change in control" of our company as defined in the agreement, we will be required to pay Mr. Perler a lump sum equal to 299% of his base compensation in effect on the date plus 299% of his prior year's incentive bonus. Mr. Perler may, at his discretion, elect to terminate the contract with 90 days prior written notice and in such event he would not be entitled to severance benefits.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

                                 OPTION AWARDS                                              STOCK AWARDS
         -----------------------------------------------------------------   ------------------------------------------
                                                                                                             Equity
                                                                                                             incentive
                                                                                        Market    Equity      plan
                                                                                        value    incentive   awards:
                                          Equity                                          of       plan      Market or
                                        incentive                                       shares    awards:     payout
                                           plan                               Number      or     Number of   value of
                                         awards:                                of      units    unearned    unearned
          Number of      Number of      Number of                             shares      of      shares,     shares,
          securities     securities     securities                           or units   stock    units or    units or
          underlying     underlying     underlying                           of stock    that      other       other
         unexercised    unexercised    unexercised    Option                   that      have     rights      rights
           options        options        unearned    exercise     Option     have not     not    that have   that have
             (#)            (#)          options       price    expiration   vested     vested      not         not
Name     exercisable   unexercisable       (#)          ($)        date         (#)       ($)    vested(#)   vested(#)
(a)          (b)            (c)            (d)          (e)        (f)          (g)       (h)       (i)         (j)
------   -----------   -------------   -----------   --------   ----------   --------   ------   ---------   ----------
Dore         250,000               0             0       0.19     12/30/09          0        0           0            0
Scott        400,000               0             0       0.07     12/13/12          0        0           0            0
Perler       250,000               0             0       0.08     01/31/12          0        0           0            0
           1,000,000               0             0       0.08     06/27/12          0        0           0            0
             150,000               0             0       0.20     05/13/10          0        0           0            0
             250,000               0             0       0.20     09/01/11          0        0           0            0
           5,000,000               0             0       0.07     09/23/12          0        0           0            0

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

         Subject to the provisions of the stock option plan, the Board will determine who will receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event can the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2007 we have outstanding options to purchase 900,000 shares and have awarded 350,000 shares under the 1999 Stock Option Plan and there are 250,000 shares remaining available for grant under the 1999 Stock Option Plan.

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

         Subject to the provisions of the 2001 Equity Compensation Plan, the Board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock. The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. The Board may also direct the issuance of shares of our common stock as awards under the 2001 Compensation Plan. Absent registration under the Securities Act or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2007, we have outstanding options to purchase or awarded shares in the amount of 1,696,160 under the 2001 Equity Compensation Plan and there were 303,840 shares remaining for grant under the plan.

2005 Equity Compensation Plan

         On June 16, 2005, the Board of Directors adopted our 2005 Equity Compensation Plan, and on June 16, 2005, the 2005 Equity Compensation Plan was ratified by holders of a majority of our outstanding common stock. We have reserved 5,000,000 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2005 Equity Compensation Plan. The 2005 Equity Compensation Plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants. Under the 2005 Equity Compensation Plan we may grant incentive stock options only to key employees and employee directors. We may grant non-qualified options and issue direct stock awards to our employees, officers, directors and consultants. Our Board of Directors currently administers the 2005 Equity Compensation Plan.

         Subject to the provisions of the 2005 Equity Compensation Plan, the Board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event can the exercise price be less than the par value for our common stock. The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. The Board may also direct the issuance of shares of our common stock as awards under the 2005 Equity Compensation Plan. Absent registration under the Securities Act or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. At December 31, 2007 we have outstanding options to purchase or awarded shares in the amount of 4,277,000 under the 2005 Equity Compensation Plan and there remain 723,000 shares available under the plan.

DIRECTOR COMPENSATION

         Our Board of Directors is comprised of Messrs. Perler and Tartaglia and Ms. Slater. Mr. Perler, who is also an executive officer of our company, does not receive any compensation for his Board services. The following table provides information concerning the compensation of Mr. Tartaglia and Ms. Slater for their services as members of our Board of Directors for 2007.

                                              DIRECTOR COMPENSATION
                                              ---------------------
                                                           Non-equity
                                                            incentive    Nonqualified
                  Fees earned                                 plan         deferred       All other
                   or paid in      Stock       Option     compensation   compensation   compensation
     Name           cash ($)    awards ($)   awards ($)        ($)       earnings ($)        ($)       Total ($)
      (a)             (b)           (c)         (d)            (e)            (f)            (g)          (h)
---------------   -----------   ----------   ----------   ------------   ------------   ------------   ---------
Shawn Tartaglia             0            0            0              0              0              0           0
Julie Slater                0            0            0              0              0              0           0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 26, 2008 we had 135,810,792 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 26, 2008 relating to the beneficial ownership of shares of our common stock by:

   o each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

   o each director;

   o each named executive officer; and

   o all named executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 10871 NW 52 Street, Sunrise, Florida 33351. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                           AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      % OF CLASS
-------------------------------------      --------------------      ----------
Dore Scott Perler (1) ...............           3,479,723                2.5%
Shawn Tartaglia (2) .................             993,585                   *
Julie Slater (3) ....................              53,703                   *
All officers and directors as a group
(three persons) 1, 2, (3) ...........           4,527,011                3.1%
Aihua Hu (4) ........................          10,000,000                7.4%
China Direct Investments, Inc. (5) ..          14,500,000               10.0%

* represents less than 1%

(1) Mr. Perler's holdings includes 1,479,723 shares of common stock which are presently outstanding and an aggregate of 2,000,000 shares of our common stock issuable upon the exercise of outstanding options with exercise prices ranging from $0.08 to $0.20 per share.

(2) Mr. Tartaglia's holdings includes 193,585 shares of common stock which are presently outstanding and an aggregate of 800,000 shares of our common stock issuable upon the exercise of outstanding options with exercise prices ranging from $0.08 to $0.20 per share.

(3) Ms. Slater's holdings includes 43,703 shares of common stock which are presently outstanding and 10,000 shares of common stock issuable upon the exercise of outstanding options with an exercise price of $0.19 per share.

(4) Mr. Hu is the CEO and minority member of AoHong.

(5) The number of securities beneficially owned by China Direct, Inc. includes:

    o 7,110,000 shares of our common stock presently outstanding owned of record by China Direct Investments, Inc., a subsidiary of China Direct, Inc.;

    o 4,000,000 shares of presently outstanding common stock which are held of record by CDI Shanghai Management Co., Ltd., a subsidiary of China Direct, Inc.; and

    o 2,500,000 shares of presently outstanding common stock which are held of record by Capital One Resource Co., Ltd., a subsidiary of China Direct, Inc.

         The securities beneficially owned by China Direct, Inc. in this table excludes:

    o 737,340 shares of our common stock issuable upon the exercise of an outstanding common stock purchase warrant with an exercise price of $0.12 per share; and

    o 3,000,000 shares of common stock issuable upon the exercise of an outstanding common stock purchase warrant with an exercise price of $0.12 per share owned of record by China Direct Investments, Inc., a subsidiary of China Direct, Inc.

         The ability of either China Direct, Inc. or China Direct Investments, Inc. to exercise the warrants held by each of those entities is limited in that the holder is not entitled to exercise the warrant if the effect of such exercise would be that the number of shares of common stock beneficially owned by the holder after giving effect to such exercise would be result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of common stock on such date, except during the 45 day period immediately prior to the expiration date of the warrant.

         Dr. James Wang and Messrs. Marc Siegel and David Stein have voting and dispositive control over securities held by China Direct, Inc. The number of securities held by China Direct, Inc. in this table exclude securities owned by Messrs. Siegel and Stein individually.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Between 2000 and 2002 prior to the adoption of the Sarbanes-Oxley Act of 2002, we loaned Mr. Perler, our CEO, $42,000. This loan bore interest at 4% per annum and was payable on December 31, 2006. During the year ended December 31, 2006 approximately $10,000 of this loan was forgiven and recorded as additional compensation to Mr. Perler. During 2007 an additional $18,000 of this loan was forgiven and recorded as additional compensation to him. The remainder was applied against advances due to Mr. Perler for operating expenses he paid on behalf of the Company. At December 31, 2007, amounts outstanding under this obligation were $0.

         Prior to our acquisition of a controlling interest in Big Tree, in January 2007 Jieyang Big Tree advanced $438,422 to Shantou Dashu Toy Enterprise Co., Ltd., a company co-founded by Ms. Guihong Zheng and Mr. Wei Lin, officers of Big Tree and Jieyang Big Tree. In addition, Ms. Zheng, the minority shareholder in Big Tree, is the owner of Shantou Dashu Toy Enterprise Co., Ltd. Ms. Zheng initially provided the funds to Big Tree as a capital contribution, which were in turn used to provide the initial registered capital for Jieyang Big Tree. Subsequent to the formation of Jieyang Big Tree, these funds were used to make the loan to Shantou Dashu Toy Enterprise Co., Ltd. At December 31, 2007, Big Tree held a due from this related party in the amount of $465,982 which represents substantially all of the assets of Big Tree. This advance does not bear interest and is due on demand.

         From time to time AoHong borrows funds from its Chairman and members of his family for working capital purposes. At December 31, 2008 these amounts totaled $308,346. These loans, which were primarily made during the three months ended June 30, 2007 prior to our acquisition of AoHong, do not bear any interest and are due on demand.

DIRECTOR INDEPENDENCE

         Mr. Tartaglia and Ms. Slater are "independent" directors within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Sherb & Co., LLP served as our independent registered public accounting firm for 2007 and 2006. The following table shows the fees that were billed for the audit and other services provided by such firm for 2007 and 2006.

                                      2007              2006
                                      ----              ----

Audit Fees ...............          $ 89,500          $ 39,500
Audit-Related Fees .......                 0                 0
Tax Fees .................                 0                 0
All Other Fees ...........            65,000                 0
                                    --------          --------
                 Total ...          $154,500          $ 39,500

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2007 were pre-approved by the entire Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

  NO.                              DESCRIPTION
------                             -----------
2.1 Agreement and Plan of Merger between Century Silver Mines, Inc. and Sense Holdings, Inc. (1)
3.1(a)   Articles of Incorporation of Sense Holdings, Inc. (1)
3.1(b) Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (FL) (1)
3.1(c) Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (ID) (1)
3.1(d)   Articles of Amendment to the Articles of Incorporation filed
         February 23, 2007 (11)
3.1(e)   Articles of Amendment to the Articles of Incorporation filed
         May 30, 2000 (5)
3.1(f)   Articles of Amendment to the Articles of Incorporation filed
         February 7, 2002 (5)
3.1(g)   Articles of Amendment to the Articles of Incorporation filed
         July 13, 2007 *
3.2      Bylaws (1)
4.1      Trilogy Capital Partners, Inc. Warrant Agreement dated August 29, 2005
         (6)
4.2      Form of $0.10 common stock purchase warrant (16)
4.3      Form of $0.12 common stock purchase warrant (10)
10.1     1999 Stock Option Plan (1)
10.2     Technology License Agreement, as amended, with SAC Technologies, Inc.
         (1)
10.3     Lease principal executive offices (11)
10.4     Manufacturing and Non-Compete Agreement with Test Systems Engineering
         (1)
10.5     Sales Agreement with Integrated Design, Inc.(1)
10.6 Agreement and Plan of Acquisition dated May 31, 2001 with Micro Sensor Technologies, Inc. (2)
10.7 Patent License Agreement dated March 26, 2001, between Micro Sensor Technologies, Inc. and UT-Battelle, LLC (2)
10.8 Work for Others Agreement dated June 4, 2001, between UT-Battelle, LLC and Micro Sensor Technologies, Inc. (2)
10.9     Form of Promissory Note(4)
10.10    2001 Equity Compensation Plan (3)

10.11 Employment Agreement between the company and Dore Scott Perler as of May 1, 2007 (16)
10.12 Employment Agreement between the company and Shawn Tartaglia as of April 1, 2005 (8)
10.13    Form of Subscription Agreement (10)
10.14 Cooperative Research and Development Agreement (CRADA) between UT-Battelle, LLC and Sense Holdings Incorporated (6)
10.15    2005 Equity Compensation Plan (7)
10.16    Consulting and Management Agreement with China Direct Investments, Inc.
         (9)
10.17 Exclusive Patent License Agreement dated August 1, 2005, by and between UT-Battelle, LLC and Sense Holdings, Inc. (11)
10.18 Membership Interest Purchase Agreement by and among Sense Holdings, Inc. and its wholly owned subsidiary China Chemical Group, Inc. and Shanghai AoHong Industry Co., Ltd. (12)
10.19 Consulting and Management Agreement dated June 27, 2007 by and between Sense Holdings, Inc. and CDI Shanghai Management Co., Ltd. (12)
10.20    Amendment No. 1 to the 2005 Equity Compensation Plan (13)
10.21 Stock Purchase Agreement dated August 24, 2007 by and between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (14)
10.22    Form of subscription agreement (14)
10.23 Amendment to Stock Purchase Agreement by and between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (15)
10.24    Amendment to Membership Interest Purchase Agreement (16)
10.25 Cooperation Agreement between Guangdong Test Center of Product Quality Supervision and Big Tree Toys, Inc. *
14.1     Code of Business Conduct and Ethics (8)
21.1     Subsidiaries of the Registrant (16)
23.1     Consent of Sherb & Co., LLP *
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial and accounting officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer *

*        filed herewith

(1) Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-87293.
(2) Incorporated by reference to the registration statement on Form SB-2, SEC File No.333-62874.
(3) Incorporated by reference to the registration statement on Form S-8, SEC File No.333-81306.
(4) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003.
(5) Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-86206.
(6) Incorporated by reference to the Quarterly Report on Form 10-QSB/A for the period ended September 30,
         2005.
(7) Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125905.
(8) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31,
         2004.
(9) Incorporated by reference to the Current Report on Form 8-K as filed on November 28, 2006.
(10) Incorporated by reference the Current Report on Form 8-K as filed on August 31, 2007.
(11) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(12) Incorporated by reference to the Current Report on Form 8-K as filed on July 3, 2007.
(13) Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-144412.
(14) Incorporated by reference to the Current Report on Form 8-K as filed on August 28, 2007.
(15) Incorporated by reference to the Current Report on Form 8-K as filed on August 31, 2007.
(16) Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-146830.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CHINA AMERICA HOLDINGS, INC.

                             By: /s/ Dore Scott Perler
                                ----------------------
                                Dore Scott Perler, Chief Executive Officer,
                                President, director, principal executive officer and principal accounting and financial office

                             Date: April 14, 2008


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Dore Scott Perler      Chief Executive Officer,               April 14, 2008
---------------------      President, Chairman of the Board
Dore Scott Perler


/s/ Shawn Tartaglia        Vice President,                        April 14, 2008
-------------------        Chief Technical Officer
Shawn Tartaglia            and Director


/s/ Julie Slater           Director                               April 14, 2008
----------------
Julie Slater

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

                                    CONTENTS

Report of Independent Registered Public Accounting Firm......................F-2

 Consolidated Financial Statements:

     Consolidated Balance Sheets.............................................F-3

     Consolidated Statements of Operations...................................F-4

     Consolidated Statement of Shareholders' Equity..........................F-5

     Consolidated Statements of Cash Flows...................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China America Holdings, Inc. and Subsidiaries
Coral Springs, Florida

         We have audited the accompanying consolidated balance sheets of China America Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China America Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Sherb & Co., LLP
                                                 --------------------
                                                 Certified Public Accountants

Boca Raton, Florida
March 31, 2008

                         CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY SENSE HOLDINGS, INC.)
                                  CONSOLIDATED BALANCE SHEETS
                                                                            December 31,
                                                                    ---------------------------
                                                                        2007           2006
                                                                    ------------   ------------
                                             ASSETS
                                             ------
CURRENT ASSETS:

   Cash ..........................................................  $  2,012,480   $    152,579
   Accounts receivable, net of allowance for doubtful
      accounts of $187,210 and $0, respectively ..................     4,220,692         11,918
   Notes receivable ..............................................       333,168              -
   Inventories, net ..............................................     1,100,023          7,436
   Prepaid expense and other current assets ......................       440,819          1,021
                                                                    ------------   ------------

      Total current assets .......................................     8,107,182        172,954
                                                                    ------------   ------------
LONG-TERM ASSETS:
   Restricted cash ...............................................       437,511              -
   Property and equipment, net ...................................     1,928,137          6,263
   Land use rights, net ..........................................        76,804              -
   Due from related party ........................................       465,982         41,121
   Other assets ..................................................       258,676          2,042
                                                                    ------------   ------------

      Total other assets .........................................     3,167,110         49,426
                                                                    ------------   ------------

      Total assets ...............................................  $ 11,274,292   $    222,380
                                                                    ============   ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES:
   Notes payable .................................................  $  1,665,667   $     25,000
   Accounts payable and accrued expenses .........................       701,172         89,439
   Advances from customers .......................................        96,624              -
   Taxes payables ................................................       265,282              -
   Due to related parties ........................................       308,346              -
   Deferred revenue ..............................................        15,489         13,118
                                                                    ------------   ------------

      Total current liabilities ..................................     3,052,580        127,557
                                                                    ------------   ------------

MINORITY INTEREST ................................................     4,378,042              -
                                                                    ------------   ------------
SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 500,000,000 shares authorized;
      135,700,792 and 55,814,057 shares issued and outstanding
      at December 31, 2007 and 2006, respectively ................       135,701         55,814
   Additional paid-in capital ....................................    19,541,062     14,851,714
   Statutory reserves ............................................       628,017              -
   Accumulated deficit ...........................................   (16,559,325)   (14,812,705)
   Other comprehensive income - foreign currency .................        98,215              -
                                                                    ------------   ------------

      Total shareholders' equity .................................     3,843,670         94,823
                                                                    ------------   ------------

      Total liabilities and shareholders' equity .................  $ 11,274,292   $    222,380
                                                                    ============   ============

                        See notes to consolidated financial statements.
                                              F-3

                  CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Year Ended
                                                            December 31,
                                                    ----------------------------
                                                        2007            2006
                                                    ------------   -------------
Net revenues .....................................  $ 16,290,353   $     81,517

Cost of sales ....................................    13,998,635         48,977
                                                    ------------   ------------

Gross profit .....................................     2,291,718         32,540
                                                    ------------   ------------
Operating expenses:
   Selling expenses ..............................       899,515              -
   Consulting and investor relation expense ......       740,785      1,561,577
   Compensation and related taxes ................       678,879        596,596
   Research and development ......................             -        578,979
   General and administrative ....................       663,182        478,727
   Loss on impairment ............................             -        230,000
                                                    ------------   ------------

      Total operating expenses ...................     2,982,361      3,445,879
                                                    ------------   ------------

Loss from operations .............................      (690,643)    (3,413,339)
                                                    ------------   ------------

Other income (expenses):
   Interest income ...............................        28,546         19,493
   Interest expense ..............................       (36,276)      (128,885)
   Debt issuance costs ...........................             -        (89,692)
   Registration rights penalties .................             -       (140,432)
                                                    ------------   ------------

      Total other income (expenses) ..............        (7,730)      (339,516)
                                                    ------------   ------------

Loss before minority interest ....................      (698,373)    (3,752,855)

Minority interest in income of subsidiaries ......      (420,230)             -
                                                    ------------   ------------

Net loss .........................................  $ (1,118,603)  $ (3,752,855)
                                                    ============   ============

Comprehensive loss:
      Net loss ...................................  $ (1,118,603)  $ (3,752,855)

      Other comprehensive income:
         Unrealized foreign currency
         translation gain ........................        98,215              -
                                                    ------------   ------------

      Comprehensive loss .........................  $ (1,020,388)  $ (3,752,855)
                                                    ============   ============

Net loss per common share - basic and diluted ....  $      (0.01)  $      (0.08)
                                                    ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...............    86,105,495     48,859,080
                                                    ============   ============

                 See notes to consolidated financial statements.

                                      CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARY
                                            (FORMERLY SENSE HOLDINGS, INC.)
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                    Common Stock,
                                                                   $.001 Par Value
                                                             ---------------------------    Additional
                                                              Number of                      Paid-in        Deferred
                                                                Shares         Amount        Capital      Compensation
                                                             ------------   ------------   ------------   ------------
Balance, December 31, 2005 ................................    35,042,191   $     35,042   $ 11,763,679   $   (632,570)

Common stock issued for debt ..............................       647,727            648        163,775              -

Common stock issued for services ..........................     6,151,500          6,151        678,019       (112,000)

Common stock issued for liquidated damages ................       665,036            665        120,718              -

Common stock cancelled pursuant to stock exchange agreement      (683,333)          (683)      (149,317)             -

Grant of warrants for services ............................             -              -         33,500        (33,500)

Grant of warrants for liquidated damages ..................             -              -         19,049              -

Grant of stock options to employees .......................             -              -        150,000              -

Common stock issued for exercise of warrants ..............       399,025            399           (399)             -

Sale of common stock pursuant to private placement ........    13,591,911         13,592      2,072,690              -

Amortization of deferred compensation .....................             -              -              -        778,070

Net loss for the year .....................................             -              -              -              -
                                                             ------------   ------------   ------------   ------------

Balance, December 31, 2006 ................................    55,814,057         55,814     14,851,714              -

Common stock issued for services ..........................     7,580,000          7,580        666,785              -

Common stock issued in acquisition ........................    12,500,000         12,500      1,175,000              -

Common stock issued in acquisition - related party ........    10,000,000         10,000              -              -

Prior year appropriation of statutory reserves ............             -              -              -              -

Appropriation of statutory reserves .......................             -              -              -              -

Distribution in connection with acquisition - related party             -              -       (133,684)             -

Grant of stock options to employees .......................             -              -        397,390              -

Sale of common stock pursuant to private placement, net ...    49,806,735         49,807      2,583,857              -

Net loss for the year .....................................             -              -              -              -

Foreign currency translation adjustment ...................             -              -              -              -
                                                             ------------   ------------   ------------   ------------

Balance, December 31, 2007 ................................   135,700,792   $    135,701   $ 19,541,062   $          -
                                                             ============   ============   ============   ============
                                                                                                           (CONTINUED)
                                    See notes to consolidated financial statements.
                                                          F-5A

                                      CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARY
                                            (FORMERLY SENSE HOLDINGS, INC.)
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                                      (CONTINUED)


                                                                                              Other           Total
                                                              Statutory      Accumulated   Comprehensive  Shareholders'
                                                               Reserves        Deficit        Income         Equity
                                                             ------------   ------------   ------------   ------------
Balance, December 31, 2005 ................................  $          -   $(11,059,850)  $          -   $    106,301

Common stock issued for debt ..............................             -              -              -        164,423

Common stock issued for services ..........................             -              -              -        572,170

Common stock issued for liquidated damages ................             -              -              -        121,383

Common stock cancelled pursuant to stock exchange agreement             -              -              -       (150,000)

Grant of warrants for services ............................             -              -              -              -

Grant of warrants for liquidated damages ..................             -              -              -         19,049

Grant of stock options to employees .......................             -              -              -        150,000

Common stock issued for exercise of warrants ..............             -              -              -              -

Sale of common stock pursuant to private placement ........             -              -              -      2,086,282

Amortization of deferred compensation .....................             -              -              -        778,070

Net loss for the year .....................................             -     (3,752,855)             -     (3,752,855)
                                                             ------------   ------------   ------------   ------------

Balance, December 31, 2006 ................................             -    (14,812,705)             -         94,823

Common stock issued for services ..........................             -              -              -        674,365

Common stock issued in acquisition ........................             -              -              -      1,187,500

Common stock issued in acquisition - related party ........             -              -              -         10,000

Prior year appropriation of statutory reserves ............       476,144       (476,144)             -              -

Appropriation of statutory reserves .......................       151,873       (151,873)             -              -

Distribution in connection with acquisition - related party             -              -              -       (133,684)

Grant of stock options to employees .......................             -              -              -        397,390

Sale of common stock pursuant to private placement, net ...             -              -              -      2,633,664

Net loss for the year .....................................             -     (1,118,603)             -     (1,118,603)

Foreign currency translation adjustment ...................             -              -         98,215         98,215
                                                             ------------   ------------   ------------   ------------

Balance, December 31, 2007 ................................  $    628,017   $(16,559,325)  $     98,215   $  3,843,670
                                                             ============   ============   ============   ============

                                    See notes to consolidated financial statements.
                                                          F-5B

                    CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                           (FORMERLY SENSE HOLDINGS, INC.)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Year Ended
                                                                 December 31,
                                                         ---------------------------
                                                             2007           2006
                                                         ------------   ------------
Cash flows from operating activities:
   Net loss ...........................................  $ (1,118,603)  $ (3,752,855)
                                                         ------------   ------------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operations:
      Depreciation and amortization ...................        73,032          7,297
      Common stock, warrants and options issued
        for services ..................................     1,071,755        722,170
      Amortization of deferred compensation ...........             -        778,070
      Interest income on shareholder loans ............             -         (1,746)
      Amortization of debt issuance costs .............             -         89,692
      Amortization of discount of notes payable .......             -         92,994
      Amortization of license rights ..................             -         45,000
      Common stock issued in connection with debt .....             -         21,923
      Loss on impairment of intangible assets .........             -        230,000
      Bad debts .......................................        35,512         19,496
      Allowance for slow moving inventory .............        (4,000)        39,570
      Registration rights penalty .....................             -        140,432
      Minority interest ...............................       420,230              -
   Changes in assets and liabilities:
      Accounts receivable .............................       (63,102)       399,484
      Inventories .....................................       437,094         (6,986)
      Prepaid expenses and other ......................       971,452         70,114
      Due from shareholders ...........................             -         20,000
      Other assets ....................................      (220,135)         7,765
      Accounts payable and accrued expenses ...........       (62,975)      (177,330)
      Advances from customers .........................      (856,508)             -
      Due to related parties ..........................             -         (5,464)
      Other payables ..................................             -        (14,811)
      Deferred revenue ................................        (2,371)       (10,214)
                                                         ------------   ------------

         Total adjustments ............................     1,799,984      2,467,456
                                                         ------------   ------------

Net cash provided by (used in) operating activities ...       681,381     (1,285,399)
                                                         ------------   ------------
Cash flows from investing activities:
   Cash acquired in acquisition .......................       703,577              -
   Cash used in acquisition ...........................      (398,661)             -
   Increase in notes receivable .......................       (94,106)             -
   Purchase of property and equipment .................      (845,626)             -
   Proceeds from refund on land use rights ............        24,539              -
   Decrease in due from related party .................       208,526              -
   Decrease in restricted cash ........................       105,025              -
   Purchase of intangible asset .......................             -       (150,000)
                                                         ------------   ------------

Net cash flows used in investing activities ...........      (296,726)      (150,000)
                                                         ------------   ------------
Cash flows from financing activities:
   Payments on convertible notes payable ..............             -       (527,000)
   Repayment of notes payable .........................      (525,127)             -
   Repayment of related party advances ................      (684,197)             -
   Proceeds from sale of common stock .................     2,967,404      2,451,000
   Payment of placement fees and expenses .............      (333,740)      (364,718)
                                                         ------------   ------------

Net cash flows provided by financing activities .......     1,424,340      1,559,282
                                                         ------------   ------------
                                                                         (CONTINUED)

                                         F-6A

                    CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                           (FORMERLY SENSE HOLDINGS, INC.)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)
                                                             For the Year Ended
                                                                 December 31,
                                                         ---------------------------
                                                             2007           2006
                                                         ------------   ------------
Effect of exchange rate on cash .......................        50,906              -
                                                         ------------   ------------

Net increase in cash ..................................     1,859,901        123,883

Cash - beginning of year ..............................       152,579         28,696
                                                         ------------   ------------

Cash - end of year ....................................  $  2,012,480   $    152,579
                                                         ============   ============

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest ........................................  $     35,026   $     28,813
                                                         ============   ============
      Income taxes ....................................  $          -   $          -
                                                         ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for debt .......................  $          -   $    142,500
                                                         ============   ============
   Common stock cancelled pursuant to share exchange
    agreement .........................................  $          -   $    150,000
                                                         ============   ============
      Acquisition details:
         Fair value of assets acquired ................  $ 10,241,543   $          -
                                                         ============   ============
         Liabilities assumed ..........................  $  8,779,066   $          -
                                                         ============   ============
         Common stock issued for acquisitions .........  $  1,187,500   $          -
                                                         ============   ============
         Goodwill from related party acquisition
          reflected as distribution ...................  $    123,684   $          -
                                                         ============   ============

                   See notes to consolidated financial statements.

                                         F-6B

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China America Holding, Inc. (formerly Sense Technologies, Inc. or "Sense") (the "Company") is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, the Company's core business was the design, develop, manufacture and selling of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. The Company had also licensed certain patented technology designed to detect chemical vapors and unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices. Currently, Sense is maintaining its existing customer base and maintenance agreements and is not pursuing new business or performing additional research and development.

Effective June 27, 2007, the Company entered into a membership interest exchange agreement with Shanghai Aohong Industry Co., Ltd. ("Aohong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, the Company acquired 56.08% of the membership interests of Aohong from that company in exchange for $3,380,000 to be invested in Aohong between September 30, 2007 and July 27, 2009. In 2007, the Company paid $800,000 of this investment. As part of the transaction, 12,500,000 shares of the Company's common stock valued at $1,187,500 were issued to Mr. Hu (see
Note 2).

Aohong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The operations of Aohong are comprised of three basic functions:

   o Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 45% and approximately 50%, respectively, of its net revenues were generated from this activity in fiscal 2007 and fiscal 2006,

   o Custom mixing of various raw materials in accordance with customer specifications into a new product. Aohong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 15% and 10% of its net revenues were generated from this activity in each of fiscal 2007 and fiscal 2006, respectively, and

   o Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 30% and approximately 40%, respectively, of its net revenues were generated from this activity in each of fiscal 2007 and fiscal 2006.

Customers of Aohong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. In 2007 and 2006 approximately 55% and 33% of its net revenues were from manufacturers, including automobile, air conditioners and refrigerator manufacturers, approximately 25% and 32% of its net revenues were from air conditioners and refrigerator retailers and approximately 20% and 35% of its net revenues were from the export of products. Approximately 60% of its sales are to automobile and refrigerator manufacturers, respectively. As a result, historically Aohong has witnessed a seasonal surge in demand for refrigerant products from November to June.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Aohong was established in February 2000 as Shanghai Aohong Industry Co., Ltd. On July 5, 2007 Aohong changed its name to Shanghai Aohong Chemical Co., Ltd. Aohong has two wholly-owned subsidiaries; Shanghai Binghong Trading Co., Ltd. which was established in March 2002 and Shanghai Wuling Environmental Material Co., Ltd. which was established in January 2005.

On August 31, 2007, the Company closed an acquisition of 60% of the issued and outstanding common stock of Big Tree Toys, Inc, a Florida corporation ("Big Tree"), from CDI China, Inc., a wholly-owned subsidiary of China Direct, Inc. ("China Direct").

Big Tree was incorporated in the State of Florida on November 20, 2006 and its wholly owned subsidiary Jieyang Big Tree Toy Enterprise Co., Ltd. ("Jieyang Big Tree"), a Chinese limited liability company, was established on January 22, 2007 as a wholly foreign owned entity ("WFOE") in China. China Direct acquired 60% of Big Tree in February 2007 in exchange for shares of its common stock and a commitment to provide a $1 million working capital loan subject to the satisfaction of certain revenue milestones by Big Tree. Both Big Tree and Jieyang Big Tree are development stage companies which have not yet commenced operations. Big Tree's operations will be primarily conducted through its wholly owned subsidiary Jieyang Big Tree which will operate in Shantou City, China. It is anticipated that Jieyang Big Tree's operations will include the distribution of toys and related entertainment products within China and sourcing third party OEM manufacturing of toys and related entertainment products. Jieyang Big Tree will offer a wide variety of toy and entertainment products ranging from plastic toys, stuffed toys, electronic toys, ceramics toys and resin handicrafts. Big Tree expects to commence operations in 2008 with the leasing of office and warehouse space, employee hiring, marketing efforts and general working capital (See Note 2).

Basis of Presentation

The consolidated financial statements include China America Holdings, Inc. and all its subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our year end is December 31st. The year ended December 31, 2007 is referred to as "2007", the year ended December 31, 2006 is referred to as "2006". Our consolidated statements include the accounts of the Company and its controlled entities, including wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2007 and 2006 include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of December 31, 2007, bank deposits in the United States exceeded federally insured limits by $971,175. At December 31, 2007, the Company had deposits of $1,014,258 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2007.
At December 31, 2007 and 2006, our bank deposits by geographic area were as follows:

              COUNTRY                      2007                  2006
----------------------------------  -------------------   ------------------
United States ....................  $  998,222    49.6%   $  152,579  100.0%
China ............................   1,014,258    50.4%            -       -
                                    ----------  -------   ----------  ------
Total cash and cash equivalents ..  $2,012,480   100.0%   $  152,579  100.0%
                                    ==========  =======   ==========  ======

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits, both in the United States and China

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of December 31, 2007 and 2006, the Company has recorded an allowance for doubtful accounts of $187,210 and $0, respectively.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At December 31, 2007 and 2006, our consolidated balance sheet includes prepaid expenses and other current assets of $440,819 and $1,021, respectively.

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Advances from customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to customers. The Company will recognize these advances as revenues as customers take delivery of the goods, in compliance with our revenue recognition policy. At December 31, 2007 and 2006, the Company's consolidated balance sheets reflect advances from customers of $96,624 and $0, respectively.

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

The carrying amounts reported in the balance sheet for cash, accounts and notes receivable, due from related party, accounts payable and accrued expenses, advances from customers, notes payable, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

Revenue from the performance of services is recognized upon completion of the service.

Loss per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at December 31, 2007 and 2006 include the following:

                                        2007         2006
                                     ----------   ----------
         Options ................     9,550,000    4,120,000
         Warrants ...............    67,811,613   18,010,295
                                     ----------   ----------
                                     77,361,613   22,130,295
                                     ==========   ==========

Stock Based Compensation

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Income Taxes

We accounted for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting basis and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2007 was $50,906. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of December 31, 2007, the exchange rate for the local currency, the Chinese dollar or RMB was $1 for 7.3141 RMB.

Minority interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has absorbed all losses applicable to a minority interest where applicable. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS
130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended December 31, 2007 included net income and foreign currency translation adjustments. The Company did not have comprehensive income in fiscal 2006.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Shipping Costs

Shipping costs are included in selling expenses and totaled $820,731 and $0 for the years ended December 31, 2007 and 2006, respectively.

Advertising

Advertising is expensed as incurred and was not material for the years ended December 31, 2007 an 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115". SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS 141R.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 160.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

NOTE 2 - ACQUISITIONS

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

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The fair value of the common stock is based on the $0.095 quoted trading price of the common stock on the acquisition date and amounted to $1,187,500. The purchase price was determined based on an arm's length negotiation and no finder's fees or commissions were paid in connection with this acquisition. Following the execution of the agreement, AoHong and the minority members were required to promptly apply as necessary to obtain the documents which represent the formal approvals of the relevant regulatory agencies in the People's Republic of China to the Company's purchase of a controlling interest in AoHong. On August 29, 2007, the Shanghai Foreign Investment Commission issued the Certificate of Approval for the establishment of the Sino-U.S. joint-venture between our company and AoHong. The registered capital of this joint venture is approximately $8,200,000, of which an aggregate of $3,380,000 is being contributed by the Company. In September 2007 following the Company's remittance of the initial investment of $800,000 to the joint venture, the Shanghai Industrial & Commercial Administration Bureau issued the business license to the joint venture. The results of operations of Aohong are included in the consolidated results of operations of the Company from the acquisition date of June 27, 2007 to December 31, 2007.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Big Tree
--------

On August 31, 2007, the Company closed an acquisition of 60% of the issued and outstanding common stock of Big Tree from China Direct for a combination of $400,000 of cash which was paid in September 2007 and up to 20,000,000 shares of common stock. In connection with acquisition, the Company agreed to issue an aggregate of 10,000,000 on a quarterly basis of 2,500,000 shares per quarter commencing on or before September 30, 2007 and 2,500,000 shares of its common stock each quarter on or before December 31, 2007, March 31, 2008, and June 30, 2008, respectively (the "Acquisition Shares"). Prior to December 31, 2007, the Company issued to China Direct all of the 10,000,000 Acquisition Shares.

Additionally, the Company agreed to issue an aggregate of 10,000,000 shares of its common stock to China Direct subject to Big Tree meeting certain revenues and net income thresholds summarized as follows:

   i. 2,500,000 shares on or before September 30, 2008 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended June 30, 2008, and,

   ii. an additional 2,500,000 shares on or before December 31, 2008 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended September 30, 2008, and

   iii. an additional 2,500,000 shares on or before March 31, 2009 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended December 31, 2008, and.

   iv. an additional 2,500,000 shares on or before June 30, 2009 conditional upon Big Tree revenues being equal or greater than $2,000,000 and not reporting a net income loss for the quarter ended March 31, 2009.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.

For accounting purposes, the value ascribed to the initial 10,000,000 shares of the Company's common stock issued or to be issued as partial consideration for the purchase of the Big Tree interest was $0.001 per share, which is the par value of the Company's common stock and amounted to $10,000. Because China Direct owned approximately 17% of the Company's outstanding common stock prior to the closing of the transaction, as a related party the value of the shares issued were required to equal par value under generally accepted accounting principles. No finder's fees or commissions were paid in connection with this acquisition. The initial purchase price of $410,000 exceeded the fair value of net assets acquired by $133,684. Because China Direct was an affiliate of the Company prior to the transaction, the Company has recorded a decrease to additional paid-in capital of $133,684. Additional contingent shares issuable upon certain performance results shall be recorded at par value. The results of operations of Big Tree are included in the consolidated results of operations of the Company from the acquisition date of August 31, 2007 to December 31, 2007.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

         The purchase price and the adjustments to historical book value of the acquired companies as a result of the acquisition are as follows:

                                         Aohong        Big Tree        Total
                                      -----------    -----------    ------------
Purchase price ....................   $ 4,567,500    $   410,000    $ 4,977,500
                                      ===========    ===========    ===========
Net Assets Acquired:
Total Assets:
Cash ..............................   $   703,577    $     1,339    $   704,916
Accounts receivable ...............     4,009,943              -      4,009,943
Inventory, prepaid expenses
and other assets ..................     3,093,567          5,819      3,099,386
  Property and equipment, net .....     1,123,552              -      1,123,552
Due from related party ............       161,316        453,368        614,684
Other assets ......................       717,338              -        717,338
                                      -----------    -----------    -----------
                                        9,809,293        460,526     10,269,819
                                      -----------    -----------    -----------
Total Liabilities:
Accounts payable ..................       970,589              -        970,589
Loans payable .....................     2,098,416              -      2,098,416
Advances from customers ...........       948,341              -        948,341
Due to related parties ............       979,297              -        979,297
                                      -----------    -----------    -----------
                                        4,996,643              -      4,996,643
                                      -----------    -----------    -----------
Net assets acquired ...............     4,812,650        276,316      5,088,966
Capital infusion ..................     3,380,000              -      3,380,000
                                      -----------    -----------    -----------
Total net assets ..................     8,192,650        276,316      8,468,966
                                      -----------    -----------    -----------
% acquired ........................        56.08%            60%              -

Net assets acquired ...............     4,594,438        133,684      4,728,122
                                      -----------    -----------    -----------
Negative goodwill allocated to
property and equipment ............   $    26,938    $         -    $    26,938
                                      ===========    ===========    ===========
Related party goodwill applied
to paid-in capital ................   $         -    $   133,684    $   133,684
                                      ===========    ===========    ===========

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Aohong and Big Tree had occurred as of the following periods:

                                                  Year Ended        Year Ended
                                                 December 31,      December 31,
                                                     2007              2006
                                                 ------------      ------------
Net Revenues ..............................      $ 32,845,000      $ 21,197,000
Operating Costs and Expenses ..............        32,265,000       24,103,,000
Net Income (Loss) .........................           117,000        (3,324,000)
Net Income (Loss) per Share ...............      $        .00      $      (0.07)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - INVENTORIES

At December 31, 2007 and 2006, inventories consisted of:

                                                      2007            2006
                                                   ----------     ----------
    Raw materials ............................     $        -     $   25,336
    Finished goods ...........................      1,100,023         12,100
                                                   ----------     ----------
                                                    1,100,023         37,436
    Less: Reserve for slow moving inventory ..              -        (30,000)
                                                   ----------     ----------
                                                   $1,100,023     $    7,436
                                                   ==========     ==========

In 2006, the Company wrote down inventory by $30,000, which is reflected in cost of goods sold.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

At December 31, 2007, the Company held a due from related party in the amount of $465,982, which reflects advances due from Shantou Dashu Toy Enterprises Co., Ltd., a Chinese entity, to our wholly-owned subsidiary Jieyang Big Tree. These advances were made prior to our formation of Jieyang Big Tree. Guihong Zheng, the Company's minority shareholder in Big Tree is an owner of Shantou Dashu Toy Enterprise Co., Ltd. These advances bear no interest, are due on demand, and are unsecured.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Prior to fiscal 2004, certain officers and a former officer received funds from the Company in the form of demand notes. During 2006, the Company forgave debt amounting to $20,000 which has been recorded as compensation expense and at December 31, 2006, the balance on the amount owed to the Company was $41,121. During 2007, the Company forgave debt amounting to $26,803 which has been recorded as compensation expense and the remaining balance of $14,318 was applied against expenses due to these individuals.

Due to related parties

At December 31, 2007, due to related parties, which is attributable to Aohong, consists of the following:

               Due to Aihua Hu ........................   $272,488
               Due to Ying Ye .........................     22,186
               Due to Liang WenJuan ...................     13,672
                                                          --------
                                                          $308,346
                                                          ========

Mr. Aihua Hu and Mrs. Ying Ye, who are the minority members of AoHong, are husband and wife, and Mr. Hu is chief executive officer of the Company. Liang Wenjuan is the aunt of Mr. and Mrs. Hu, and an officer of Wuling, which is the wholly-owned subsidiary of Aohong.

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006, property and equipment consisted of the following:

                                        Estimated
                                           Life          2007           2006
                                        ----------   -----------    -----------
Buildings ...........................     20 years   $   608,551    $         -
Auto and Truck ......................      5 years       184,719              -
Manufacturing Equipment .............     10 years       289,499              -
Office Equipment ....................    5-7 years        30,605         35,690
Construction in Progress ............            -       919,275              -
                                                     -----------    -----------
                                                       2,032,649         35,690
Less: Accumulated Depreciation ......                   (104,512)       (29,427)
                                                     -----------    -----------
                                                     $ 1,928,137    $     6,263
                                                     ===========    ===========

For the year ended December 31, 2007 and 2006, depreciation expense amounted to $72,222 and $7,297, respectively.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 6 - LAND USE RIGHTS AND OTHER INTANGIBLE ASSETS

Land Use Rights

Aohong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount RMB of approximately 567,926, fluctuated by the exchange rate. At December 31, 2007, the land use rights are valued at $77,648. Under the terms of the agreement, Aohong has rights to use certain land until November 3, 2053. Aohong amortizes these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition).

                                                 Estimated
                                                 Remaining
                                                   Life       Amount
                                                 ---------    -------
        Land Use Rights .....................     46 year     $77,648
        Less: Accumulated Amortization ......                    (844)
                                                              -------
                                                              $76,804
                                                              =======

For the year ended December 31, 2007 and 2006, amortization of land use rights amounted to $810 and $0, respectively.

Other

On August 1, 2005, Sense entered into an Exclusive Patent License Agreement with UT-Battelle, LLC. The License Agreement superseded and replaced an agreement dated March 26, 2001. Under the August 1, 2005 Patent and License Agreement, the Company licensed certain patent rights relating to the detection of unexploded ordnance, and in connection therewith, UT-Battelle had granted the Company the exclusive right to manufacture, use, sell, offer for sale and sublicense yet to be developed products incorporating the licensed patents, relating to all (a) chemical vapor detection and (b) the detection of unexploded ordnance, including bombs, grenades, rockets and other unexploded devices. The Company had also been granted a 24-month right of first refusal to negotiate a patent license agreement with UT-Battelle for its certain of its proprietary technology; This right expired on August 1, 2007. Amortization expense of the license rights amounted to $0 and $45,000 for the year ended December 31, 2007 and 2006, respectively. In connection with the purchase by the Company of the license rights discussed above, it was deemed by management during the period ended December 31, 2006, that the unamortized portion of the license rights was deemed impaired due to a lack of projected future cash flows. Accordingly, the Company recognized a loss on impairment of intangible assets of $230,000 for the year ended December 31, 2006.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 7 - FINANCING ARRANGEMENTS

Notes Payable

Notes payable consisted of the following at December 31, 2007 and 2006:

                                                                           2007          2006
                                                                       -----------   -----------
Notes payable to Country Commercial Bank HuaTing Branch, due on
January 16, 2008.  Interest only payable monthly at an annual rate of
7.38%. Guaranteed by Shanghai Ronghua Press Container Co. Ltd,
Shanghai Wuling Environmental Material Co. Ltd and Shanghai Binghong
Trading Co. Ltd. The note was repaid on the due date ................  $   341,806   $         -

Notes payable to Country Commercial Bank HuaTing Branch, due on
February 28, 2008. Interest only payable monthly at an annual rate of
7.38%. Guaranteed by Shanghai Ronghua Press Container Co. Ltd,
Shanghai Hanqu Trading Co. Ltd, Shanghai Wuling Environmental
Material Co. Ltd and Shanghai Binghong Trading Co. Ltd.The note was
repaid on the due date. .............................................      205,083             -

Bank acceptances payable. non-interest bearing. Secured by restricted
cash of $437,511 and payable on demand. .............................    1,093,778             -

Note payable to individual, due on demand with interest due at 10%
per annum. ..........................................................       25,000        25,000
                                                                       -----------   -----------
Total ...............................................................    1,665,667        25,000
Less: Current Portion ...............................................   (1,665,667)      (25,000)
                                                                       -----------   -----------
Long Term Portion of Notes Payable                                     $         -   $         -
                                                                       ===========   ===========

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

In aggregate, from June 2005 to September 2005, the Company sold to new investors an aggregate of $669,500 of the Units for net proceeds of $602,550 (net of placement fees of $66,950). In connection with these convertible notes, warrants to purchase 669,500 common shares were issued to the holders at an exercise price per share of $0.16. The warrants are exercisable immediately and expire five years from date of grant through September 23, 2010. In 2005, these warrants were treated as a discount on the convertible notes and were valued at $138,669 to be amortized over the note terms of 14 months.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

For the year ended December 31, 2006, the amount of amortization of imputed interest charged to interest expense was $92,994. For the year ended December 31, 2006, amortization of the debt issuance costs amounted to $89,692.

NOTE 8 - SHAREHOLDERS' EQUITY

Common stock

Common stock issued for services

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

On August 23, 2007, the Company issued 500,000 shares of common stock to its chief executive officer as a bonus under his employment agreement in conjunction with the acquisition of AoHong. The shares were issued at the fair value at the date of the issuance of $37,500 or $.075 per share based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation of $37,500.

On August 28, 2007, the Company issued 150,000 shares of its common stock to a consultant for business development services rendered. The shares were issued at the fair value at the date of the issuance of $12,750 or $.085 per share based on the trading price of common shares.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

On November 26, 2007, the Company issued 200,000 shares of its common stock to a consultant for business development service services rendered. The shares were issued at the fair values at the date of the issuance of $18,000 or $.09 per share based on the trading price of common shares.

Common Stock Issued Pursuant to Private Placements

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

On March 31, 2007, the Company completed a private placement to six accredited investors and received net proceeds of $105,000 from the sale of units consisting in the aggregate of 2,100,000 shares of its common stock and warrants to purchase 2,100,000 shares of common stock. The warrants are exercisable at $0.10 per share for a term of five years.

Prior to September 30, 2007, the Company completed its private placement to accredited investors of $2,862,404 (net proceeds of $2,528,664) in units of its securities consisting of 47,706,735 shares of common stock at a purchase price of $.06 per share and common stock purchase warrants to purchase 47,706,735 shares of common stock. The warrants are exercisable at $.12 per share and are for a term of five years, with one half of each purchaser's purchase warrants being callable if the Closing Price of the Common Stock is equal to or above U.S. $.18, as adjusted for any ten (10) Trading Days out of any thirty (30) consecutive Trading Day period.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The Company paid Skyebanc, Inc., a broker-dealer and FINRA member firm, a finder's fee of $10,800 and issued it common stock purchase warrants to purchase an aggregate of 180,000 shares of our common stock which are identical to the warrants issued in the offering. The Company also paid Joseph Stevens & Company, Inc., a broker-dealer and FINRA member firm, a finder's fee of $28,200 and issued it common stock purchase warrants to purchase an aggregate of 470,000 shares of our common stock which are identical to the warrants issued in the offering. The Company paid legal fees of the purchasers' counsel of and other legal fees of $47,500 and the Company also paid a due diligence fee of $247,240 in cash to certain of the investors or their advisors and these entities common stock purchase warrants to purchase an aggregate of 4,120,673 shares of common stock as an additional due diligence fee.

Common Stock Issued for Debt

In March 2006, holders of the $669,500 convertible notes payable converted $142,500 of debt into 647,727 shares of common stock at a conversion price per share of $.22. This conversion price was less than the original agreed upon conversion price of $.26 per share resulting in additional 99,650 shares being issued (included in 647,727 shares issued above). In connection with the reduction of the conversion price and the issuance of additional shares, the Company recorded interest expense of $21,923.

Common Stock Issued for Warrants

In April 2006, the Company issued 399,025 shares of common stock in a cashless exercise of 529,250 warrants that were previously granted to investors.

Common Stock Issued for Liquidating Damages

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

On November 29, 2006, the Company issued 273,036 shares of its common stock for payment of accrued liquidating damages in connection with the registration statement covering the shares of common stock sold in a 2006 private placement. The shares were issued at the fair values at the date of the issuance of $27,303 or $.10 per share. This was recorded as registration rights penalties.

Common Stock Issued for Acquisitions

On June 27, 2007, in connection with an acquisition (see Note 2), the Company issued 12,500,000 shares of its common stock. The Company valued these common shares at the fair market value on the acquisition date of $0.095 per share or $1,187,500 based on the trading price of common shares.

On September 30, 2007, in connection with the acquisition of 60% of Big Tree, the Company issued 8,250,000 shares of its common stock. On December 31, 2007, the Company issued an additional 1.750,000 shares of its common stock for the Big Tree acquisition for an aggregate of 10,000,000 shares (See Note 2).

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Other

On January 1, 2006, the Company entered into a stock exchange agreement with UT-Battelle, LLC. In connection with this agreement, UT-Battelle, LLC returned 683,333 shares of common stock previously issued to the Company for $150,000 in cash. The Company cancelled the returned shares.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

On January 30, 2007, the Company granted five-year options to purchase 350,000 shares of common stock to two officers/directors of the Company at an exercise price of $.08 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.08 or $28,000. In connection with these options, the Company recorded stock-based compensation expense of $28,000.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

On June 28, 2007, the Company granted five-year options to purchase 1,000,000 and 600,000 shares of common stock to an officer/director of the Company and to a consultant, respectively, at an exercise price of $.08 per share. The Company valued these stock options utilizing the Black-Scholes options pricing model at approximately $0.059 or $93,686. In connection with these options, the Company recorded stock-based compensation expense of $58,600 and stock-based consulting expense of $35,086.

On June 30, 2007, the Company cancelled an aggregate of 1,000,000 stock options with an exercise price of $0.22 previously granted to two officers and a former officer.

On August 23, 2007, the Company granted five-year options to purchase 5,000,000 shares of common stock to an officer/director of the Company, at an exercise price of $.07 per share. The Company valued these stock options utilizing the Black-Scholes options pricing model at approximately $0.07 or $242,459. In connection with these options, the Company recorded stock-based compensation expense of $242,459.

On December 13, 2007, the Company granted five-year options to purchase 400,000 shares of common stock to an officer/director of the Company, at an exercise price of $.07 per share. The Company valued these stock options utilizing the Black-Scholes options pricing model at approximately $0.083 or $33,245. In connection with these options, the Company recorded stock-based compensation expense of $33,245.

During 2007, the fair value of the stock option granted were estimated using the Black-Scholes option pricing model with the following assumptions:

                                                         2007            2006
                                                     -----------     -----------
Dividend rate ...............................                 0%             0%
Term (in years) .............................            5 years        5 years
Volatility ..................................         74% - 120%           280%
Risk-free interest rate .....................        3.54%-4.97%          4.70%

Stock option activity for the years ended December 31, 2007 and 2006 is summarized as follows:

                                      Year Ended December 31, 2007   Year Ended December 31, 2006
                                      ----------------------------   ----------------------------
                                                      Weighted                      Weighted
                                      Number of        Average        Number of      Average
                                       Options     Exercise Price      Options    Exercise Price
                                      ----------   --------------    ----------   --------------
Balance at beginning of year ......    4,120,000   $         0.24     4,445,000   $         0.32
Granted ...........................    7,750,000             0.07       750,000             0.20
Exercised .........................            -                -             -             0.00
Forfeited .........................   (2,750,000)            0.20    (1,075,000)            0.55
                                      ----------   --------------    -----------  --------------
Balance at end of year ............    9,300,000   $         0.10     4,120,000   $         0.24
                                      ==========   ==============    ===========  ==============

Options exercisable at end of year.    9,300,000   $         0.10     4,120,000   $         0.24
                                      ==========   ==============    ===========  ==============
Weighted average fair value of
options granted during the year....                $         0.05                 $         0.20
                                                   ==============                 ==============

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The following table summarizes the Company's stock options outstanding at December 31, 2007:

                  Options Outstanding                     Options Exercisable
-----------------------------------------------------   ------------------------
                                Weighted
                  Number         Average     Weighted       Number      Weighted
 Range of Outstanding at Remaining Average Exercisable at Average Exercise December 31, Contractual Exercise December 31, Exercise
  Price            2007           Life        Price          2007        Price
-----------   --------------   -----------   --------   --------------  --------
$ 0.07-0.08      7,750,000      4.65 Years   $  0.073      7,750,000    $  0.073
       0.35        250,000      0.75 Years      0.35         250,000       0.35
  0.19-.020      1,300,000      2.30 Years      0.20       1,300,000       0.20
              --------------                 --------   --------------  --------

                 9,300,000                   $  0.10       9,300,000    $  0.10
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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Stock warrant activity for the years ended December 31, 2007 and 2006 is summarized as follows:

                                      Year Ended December 31, 2007   Year Ended December 31, 2006
                                      ----------------------------   ----------------------------
                                                      Weighted                      Weighted
                                      Number of       Average        Number of      Average
                                       Warrants    Exercise Price     Warrants    Exercise Price
                                      ----------   --------------    ----------   --------------
Balance at beginning of year ......   18,010,295   $         0.55    13,460,340   $        0.67
Granted ...........................   54,577,408             0.12     5,768,455            0.35
Exercised .........................            -                -      (529,250)           0.185
Forfeited .........................   (4,776,090)            1,19      (689,250)              -
                                      ----------   --------------    -----------  --------------
Balance at end of year ............   67,811,613   $         0.16    18,010,295   $        0.55
                                      ==========   ==============    ===========  ==============

Warrants exercisable at end of year   67,811,613   $         0.16    18,010,295   $        0.55
                                      ==========   ==============    ===========  ==============

The following table summarizes the Company's stock warrants outstanding at December 31, 2007:

               Warrants Outstanding                       Warrants Exercisable
-----------------------------------------------------   ------------------------
                                Weighted
                  Number         Average     Weighted       Number      Weighted
Range of      Outstanding at    Remaining    Average    Exercisable at   Average
Exercise      September 30,    Contractual   Exercise    September 30,  Exercise
  Price            2007            Life        Price          2007         Price
-----------   --------------   -----------   --------   --------------  --------
$ 0.35-0.55      8,218,455      2.50 Years   $  0.40       8,218,455    $  0.40
       0.30        200,000      0.40 Years      0.30         200,000       0.30
  0.16-0.20      4,815,750      2.55 Years      0.18       4,815,750       0.18
       0.12     52,477,408      4.75 Years      0.12      52,477,408       0.12
       0.10      2,100,000      4.25 Years      0.10       2,100,000       0.10
              --------------                 --------   --------------  --------
                67,811,613                   $  0.16      67,811,613    $  0.16
              ==============                 ========   ==============  ========

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People's Republic of China and the United States.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The Company has a US net operating loss carry forward for tax purposes totaling approximately $10,523,000 at December 31, 2007. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, through 2027 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. . Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly foreign owned enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax). The Company intends to utilize profits earned by its Chinese based subsidiaries in China to expand its PRC based operations. The Company's subsidiary, Shanghai Wuling Environmental Material Co., Ltd. has received a 100% tax exemption for the 2007 and 2006 period and will be subject to the these statutory rates in 2008.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2007 and 2006:
                                                       Year Ended    Year Ended
                                                      December 31,  December 31,
                                                          2007          2006
                                                      -----------   -----------
Tax benefit computed at "expected" statutory rate ..  $  (380,000)  $(1,290,000)
State income taxes, net of federal effect ..........      (12,000)      (38,000)
US effective rate in excess of China tax rate ......       (4,000)            -
Non-deductible stock-based compensation ............      375,000       253,000
Other permanent differences ........................            -        89,000
China tax exemptions ...............................     (184,000)            -
Increase in valuation allowance ....................      205,000       986,000
                                                      -----------   -----------
Net income tax benefit .............................  $         -   $         -
                                                      ===========   ===========

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

                                                      December 31,  December 31,
                                                          2007          2006
                                                      ------------  ------------
Tax benefit of net operating loss carryforward .....     3,683,000  $ 3,661,000
Stock-based compensation. ..........................       193,000            -
Allowance for inventory obsolescence ...............             -       10,500
Valuation allowance ................................    (3,876,000)  (3,671,500)
                                                      ------------  -----------
Net deferred tax asset recorded ....................  $          -  $         -
                                                      ============  ===========

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2007 and 2006, due to the uncertainty of realizing the deferred income tax assets. During 2007, the valuation allowance was increased by $205,000 from the prior year.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the year ended December 31, 2007, the Company operated in three reportable business segments - (1) Aohong segment (2) Biometrics segment, and (3) Big Tree segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately. In the 2006 period, the Company operated in the Biometrics segments and did not have any other reportable segments. Condensed information with respect to these reportable business segments for the year ended December 31, 2007 is as follows:

                            Aohong      Biometrics     Big Tree
                          Segment (1)   Segment (2)   Segment (3)   Consolidated
                          -----------   -----------   -----------   ------------

Net Revenues ...........  $16,197,391   $    92,962   $         -   $16,290,353
Cost of sales ..........   13,995,155         3,480             -    13,998,635
Operating expenses
(excluding depreciation)    1,153,356     1,755,973             -     2,909,329
Depreciation and
 amortization ..........       69,905         3,127             -        73,032
Interest expense .......       35,026         1,250             -        36,276
Net income (loss) ......      536,577    (1,655,180)            -    (1,118,603)
Segment Assets .........    9,754,217     1,046,735       473,340    11,274,292

(1) Includes activity from date of acquisition of June 29, 2007.
(2) Includes all general and administrative expenses incurred in the United States.
(3) Includes activity from the date of acquisition of August 31, 2007.

NOTE 12 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the period from acquisition to December 31, 2007, statutory reserve activity is as follows:

                                              AoHong     Big Tree      Total
                                             --------    --------    --------
Balance - Date of acquisition ...........    $476,144    $      -    $476,144
Additional to statutory reserves ........     151,873           -     151,873
                                             --------    --------    --------
Balance - December 31, 2007 .............    $628,017    $      -    $628,017
                                             ========    ========    ========

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                         (FORMERLY SENSE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 13 - SUBSEQUENT EVENTS

On January 5, 2008, the Company entered into a two month consulting agreement for investor relations services. In connection with this consulting agreement, the Company paid cash of $100,000 and agreed to issue 1,100,000 shares of its common stock to the consultant. The shares issuable pursuant to this contract were issued by a third party on behalf of the Company. The shares were issued at the fair values at the date of the issuance of $110,000 or $.10 per share based on the trading price of common shares. Accordingly, the Company recorded consulting expense of $110,000 and contributed capital of $110,000.

On January 18, 2008, the Company issued 50,000 shares of its common stock to two consultants for business development service services rendered. The shares were issued at the fair values at the date of the issuance of $5,000 or $.10 per share based on the trading price of common shares.

On February 8, 2008, the Company issued 60,000 shares of its common stock to a consultant to satisfy accounts payable of $5,400 for previous accounting services rendered. The shares were issued at the fair values at the date of the issuance of $5,400 or $.09 per share based on the trading price of common shares.

On March 28,2008, the Company's subsidiary, Big Tree, entered into a five year Cooperation Agreement with the Guangdong Test Center of Product Quality Supervision ("CEST"). Under the terms of the agreement, CEST will operate a toy testing laboratory which is anticipated to begin operations once it receives approval from the China National Accreditation Service for Conformity Assessment. The laboratory will provide sample testing and finished product inspection. CEST will assist Big Tree in providing the quality assurance services including supplier evaluations, sample testing and finished product inspect. Big Tree, which will be responsible for marketing these services, will not perform any of the services. CEST will charge the center for the sample testing and finished products inspection at a 30% discount of the market price. Big Tree agreed to use its best efforts to develop business for CEST of not less than $428,571 (RMB3 million) annually beginning in 2009, increasing to not less than $714,286 (RMB 5 million) in 2013.

CEST will invest approximately $42,857 (RMB300,000) and provide technology and lease various equipment. Big Tree is responsible for leasing the facility at which the laboratory will operate and supervising the construction in accordance with CEST's specifications. The agreement provides that the laboratory is to be complete within three months of the execution of the agreement. In addition, Big Tree committed to invest $500,000 (RMB3.5 million) to purchase testing equipment and instruments, of which approximately $285,715 is to be funded within six months from the date of the agreement and the remaining $214,286 within one year. Big Tree is entitled to 30% of annual net profit of the laboratory starting from July 1, 2008 which for the purposes of the agreement is considered rent expense. Net profit is defined as the total revenue of testing services subtracted by total cost of the center, including utility expenses, testing materials expenses, office supply, travel expenses of testing engineers, salary and benefits (estimated to be approximately 30% of total revenues), administration cost (estimated to be approximately 8% of total revenue), marketing and sales cost (on actual basis) and related application fees and expenses.

During the first three years of the term the agreement may be terminated by either party without notice upon the payment to the non-terminating party of $14,286 (RMB100,000). During the remainder of the term, either party may terminate upon six months notice and the payment of this penalty.