Form 10-Q
period 2008-03-31
CHINA AMERICA HOLDINGS, INC.
filed 2008-05-15
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-30451

                          CHINA AMERICA HOLDINGS, INC.
                          ----------------------------
                (Name of registrant as specified in its charter)

                 FLORIDA                                  82-0326560
                 -------                                  ----------
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

10871 NW 52 STREET, SUITE 2, SUNRISE, FL                   33351
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (954) 726-1422
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       [ ]             Accelerated filer              [ ]
Non-accelerated filer         [ ]             Smaller reporting company      [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 135,801,792 shares of common stock are issued and outstanding as of May 10, 2008.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2008

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION                     ----
Item 1.  Financial Statements ............................................     4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ............................    21
Item 3.  Quantative and Qualitative Disclosures About Market Risk. .......    29
Item 4T  Controls and Procedures. ........................................    29
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ..............................................    30
Item 1A. Risk Factors. ...................................................    30
Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds. .......................................................    30
Item 3.  Defaults Upon Senior Securities. ................................    30
Item 4.  Submission of Matters to a Vote of Security Holders. ............    30
Item 5.  Other Information. ..............................................    30
Item 6.  Exhibits. .......................................................    30

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety and review the risks described in "Item 1A. - Risk Factors" in our Form 10-K for the year ended December 31, 2007 as filed with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         Our web sites are www.senseme.com, www.chinaamericaholdings.com, www.china-aohong.com and www.bigtreetoysusa.com. The information which appears on our web sites is not part of this report.

               INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

         o "China America" "we," "us," "ours," and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and its subsidiaries,

         o "AoHong" refers to Shanghai AoHong Industry Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong's wholly-owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company,

         o "PRC" or "China" refers to the People's Republic of China, and

         o "2007," the "2007 period," "2008" and the "2008 period") refers to the three month months ended March 31, 2007 and 2008, respectively, unless the context otherwise specifically provides.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2008            2007 *
                                                    ------------   ------------
       ASSETS
       ------
CURRENT ASSETS:
   Cash ..........................................  $  1,192,280   $  2,012,480
   Accounts receivable, net of allowance for
      doubtful accounts of $194,730 and
      $187,210, respectively .....................     3,626,779      4,220,692
   Notes receivable ..............................        21,361        333,168
   Inventories, net ..............................     2,080,018      1,100,023
   Prepaid expense and other current assets ......       886,316        440,819
                                                    ------------   ------------

      Total current assets .......................     7,806,754      8,107,182
                                                    ------------   ------------
LONG-TERM ASSETS:
   Restricted cash ...............................             -        437,511
   Property and equipment, net ...................     2,918,461      1,928,137
   Land use rights, net ..........................        79,557         76,804
   Due from related party- discontinued operation        485,160        465,982
   Other assets ..................................        72,432        258,676
                                                    ------------   ------------

      Total other assets .........................     3,555,610      3,167,110
                                                    ------------   ------------

      Total assets ...............................  $ 11,362,364   $ 11,274,292
                                                    ============   ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Notes payable .................................  $     25,000   $  1,665,667
   Accounts payable and accrued expenses .........     1,268,022        701,172
   Advances from customers .......................       873,397         96,624
   Taxes payables ................................       136,353        265,282
   Due to related parties ........................       574,642        308,346
   Deferred revenue ..............................        54,106         15,489
                                                    ------------   ------------

      Total current liabilities ..................     2,931,520      3,052,580
                                                    ------------   ------------

MINORITY INTEREST ................................     4,675,149      4,378,042
                                                    ------------   ------------

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 500,000,000
      shares authorized; 135,810,792 and
      135,700,792 shares issued and outstanding
      at March 31, 2008 and December 31, 2007,
      respectively ...............................       135,811        135,701
   Additional paid-in capital ....................    19,661,352     19,541,062
   Statutory reserves ............................       654,989        628,017
   Accumulated deficit ...........................   (16,919,426)   (16,559,325)
   Other comprehensive income - foreign currency .       222,969         98,215
                                                    ------------   ------------

      Total shareholders' equity .................     3,755,695      3,843,670
                                                    ------------   ------------

      Total liabilities and shareholders' equity .  $ 11,362,364   $ 11,274,292
                                                    ============   ============

* Derived from audited consolidated financial statements.

            See notes to unaudited consolidated financial statements.

                  CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                       2008             2007
                                                  -------------   -------------
Net revenues ...................................  $   6,507,477   $      31,887

Cost of sales ..................................      5,686,635           4,430
                                                  -------------   -------------

Gross profit ...................................        820,842          27,457
                                                  -------------   -------------
Operating expenses:
   Selling expenses ............................        270,016               -
   Consulting and investor relations expense ...        264,820          28,785
   Compensation and related taxes ..............         98,727          85,647
   General and administrative ..................        281,734          76,618
                                                  -------------   -------------

         Total operating expenses ..............        915,297         191,050
                                                  -------------   -------------

Loss from operations ...........................        (94,455)       (163,593)
                                                  -------------   -------------
Other income (expenses):
   Interest income .............................          8,242             745
   Interest expense ............................         (5,029)           (625)
   Foreign currency transaction gain ...........          4,896               -
                                                  -------------   -------------

         Total other income (expenses) .........          8,109             120
                                                  -------------   -------------

Loss before income taxes and minority interest .        (86,346)       (163,473)

Minority interest in income of subsidiaries ....       (112,657)              -
                                                  -------------   -------------

Loss before income taxes .......................       (199,003)       (163,473)

Provision for income taxes .....................       (134,126)              -
                                                  -------------   -------------

Net loss .......................................  $    (333,129)  $    (163,473)
                                                  =============   =============

Comprehensive loss:
   Net loss ....................................  $    (333,129)  $    (163,473)

   Other comprehensive income:
      Unrealized foreign currency
      translation gain .........................         98,215               -
                                                  -------------   -------------

   Comprehensive loss ..........................  $    (234,914)  $    (163,473)
                                                  =============   =============

Net loss per common share - basic and diluted ..  $           -   $           -
                                                  =============   =============
Weighted average number of shares
   outstanding - basic and diluted .............    135,775,188      56,015,724
                                                  =============   =============

            See notes to unaudited consolidated financial statements.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                      -------------------------
                                                          2008          2007
                                                      -----------   -----------
Cash flows from operating activities:
   Net loss ........................................  $  (333,129)  $  (163,473)
                                                      -----------   -----------
   Adjustments to reconcile net loss to net cash
    provided by (used in)operations:
      Depreciation and amortization ................       39,664           822
      Common stock, warrants and options issued
       for services ................................       10,400        54,000
      Contributed services .........................      110,000             -
      Minority interest ............................      112,657             -
   Changes in assets and liabilities:
      Accounts receivable ..........................      751,276         7,419
      Inventories ..................................     (914,401)        2,795
      Prepaid expenses and other ...................     (418,489)        1,021
      Due from shareholders ........................            -         4,318
      Other assets .................................      192,734           812
      Accounts payable and accrued expenses ........      393,262        (4,044)
      Advances from customers ......................      756,226             -
      Deferred revenue .............................       38,617       (20,324)
                                                      -----------   -----------

                  Total adjustments ................    1,071,946        46,819
                                                      -----------   -----------

Net cash provided by (used in) operating
   activities ......................................      738,817      (116,654)
                                                      -----------   -----------

Cash flows from investing activities:
   Decrease in notes receivable ....................      318,690             -
   Purchase of property and equipment ..............     (928,956)            -
   Decrease in due from related party ..............          188             -
   Decrease in restricted cash .....................      445,950             -
                                                      -----------   -----------

Net cash flows used in investing activities ........     (164,128)            -
                                                      -----------   -----------
Cash flows from financing activities:
   Repayment of notes payable ......................   (1,672,311)            -
   Proceeds from related party advances ............      248,056             -
   Proceeds from sale of common stock ..............            -       105,000
                                                      -----------   -----------

Net cash flows provided by (used in) financing
 activities ........................................   (1,424,255)      105,000
                                                      -----------   -----------

Effect of exchange rate on cash ....................       29,366             -
                                                      -----------   -----------

Net decrease in cash ...............................     (820,200)      (11,654)

Cash - beginning of year ...........................    2,012,480       152,579
                                                      -----------   -----------

Cash - end of period ...............................  $ 1,192,280   $   140,925
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid for :
      Interest .....................................  $     5,029   $         -
                                                      ===========   ===========
      Income taxes .................................  $         -   $         -
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China America Holding, Inc. (formerly Sense Technologies, Inc. or "Sense") (the "Company") is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, the Company's core business was the design, develop, manufacture and selling of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. The Company had also licensed certain patented technology designed to detect chemical vapors and unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices. Currently, the Company is maintaining its existing customer base and maintenance agreements and is not pursuing new business or performing additional research and development.

Effective June 27, 2007, the Company entered into a membership interest exchange agreement with Shanghai Aohong Industry Co., Ltd. ("Aohong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, the Company acquired 56.08% of the membership interests of Aohong from that company in exchange for $3,380,000 to be invested in Aohong between September 30, 2007 and July 27, 2009. In 2007, the Company paid $800,000 of this investment. As part of the transaction, 12,500,000 shares of the Company's common stock valued at $1,187,500 were issued to Mr. Hu.

Aohong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The operations of Aohong are comprised of three basic functions:

   o Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 38% and approximately 60.85%, respectively, of its net revenues were generated from this activity in the 2008 and 2007 period,

   o Custom mixing of various raw materials in accordance with customer specifications into a new product. Aohong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 4.7% and 12% of its net revenues were generated from this activity during the 2008 and 2007 period, respectively, and

   o Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 57.3% and approximately 27.15%, respectively, of its net revenues were generated from this activity during the 2008 and 2007 period, respectively.

Customers of Aohong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. During the 2008 and 2007 period, approximately 34% and 27% of its net revenues were from manufacturers, including automobile, air conditioners and refrigerator manufacturers, approximately 64.6% and 53.4% of its net revenues were from air conditioners and refrigerator retailers and approximately 1.4% and 19.6% of its net revenues were from the export of products. As a result, historically Aohong has witnessed a seasonal surge in demand for refrigerant products from June to September.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Aohong was established in February 2000 as Shanghai Aohong Industry Co., Ltd. On July 5, 2007 Aohong changed its name to Shanghai Aohong Chemical Co., Ltd. Aohong has two wholly-owned subsidiaries; Shanghai Binghong Trading Co., Ltd. which was established in March 2002 and Shanghai Wuling Environmental Material Co., Ltd. which was established in January 2005.

On August 31, 2007, the Company closed an acquisition of 60% of the issued and outstanding common stock of Big Tree Toys, Inc, a Florida corporation ("Big Tree"), from CDI China, Inc., a wholly-owned subsidiary of China Direct, Inc. ("China Direct"). Big Tree was incorporated in the State of Florida on November 20, 2006 and its wholly owned subsidiary Jieyang Big Tree Toy Enterprise Co., Ltd. ("Jieyang Big Tree"), a Chinese limited liability company, was established on January 22, 2007 as a wholly foreign owned entity in China. China Direct acquired 60% of Big Tree in February 2007 in exchange for shares of its common stock and a commitment to provide a $1 million working capital loan subject to the satisfaction of certain revenue milestones by Big Tree. Both Big Tree and Jieyang Big Tree are development stage companies which have not yet commenced operations. Big Tree's operations will be primarily conducted through its wholly owned subsidiary Jieyang Big Tree which will operate in Shantou City, China.

On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct pursuant to which the Company transferred all its right, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, the Company no longer owns any interest in Big Tree or its wholly-owned subsidiary, Jieyang Big Tree (See Note 11).

The consolidated financial statements include the Company and all its subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company account balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the 2008 and 2007 periods include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of March 31, 2008, bank deposits in the United States exceeded federally insured limits by $632,125. At March 31, 2008, the Company had deposits of $458,675 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2008.

At March 31, 2008 and December 31, 2007, our bank deposits by geographic area were as follows:

         COUNTRY                       MARCH 31, 2008         DECEMBER 31, 2007
         -------                   --------------------     --------------------
United States .................    $  733,605     62.0%     $  998,222     49.6%
China .........................       458,675     38.0%      1,014,258     50.4%
                                   ----------    ------     ----------    ------
Total cash and cash equivalents    $1,192,280    100.0%     $2,012,480    100.0%
                                   ==========    ======     ==========    ======

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits, both in the United States and China.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of March 31, 2008 and December 31, 2007, the Company has recorded an allowance for doubtful accounts of $194,730 and $187,210, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At March 31, 2008 and December 31, 2007, our consolidated balance sheet includes prepaid expenses and other current assets of $886,316 and $440,819, respectively.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

Advances from customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS
157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

   Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

   Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

   Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts and notes receivable, due from related party, accounts payable and accrued expenses, advances from customers, notes payable, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

         o The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.

         o Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

         o Revenue from the performance of services is recognized upon completion of the service.

Loss per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at March 31, 2008 and 2007 include the following:

                                         2008          2007
                                      ----------    ----------
         Options .................     9,300,000     4,320,000
         Warrants ................    67,611,613    15,688,005
                                      ----------    ----------
                                      76,911,613    20,008,005
                                      ==========    ==========

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2008 was $29,366. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of March 31, 2008, the exchange rate for the local currency, the Chinese dollar or RMB was $1 for 7.0222 RMB.

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

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS
130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2008 included net income and foreign currency translation adjustments. The Company did not have comprehensive income in the 2007 period.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115". SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact of SFAS 159 on its financial statements.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

NOTE 2 - ACQUISITION

Aohong
------

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Aohong and Big Tree had occurred as of the following periods:

                                  Three Months Ended
                                    March 31, 2007
                                  ------------------
         Revenues .............      $ 8,046,381
         Costs and Expenses ...        7,687,631
         Net Income ...........          141,829
         Net Loss per Share ...     $       0.00

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 3 - INVENTORIES

At March 31, 2008 and December 31, 2007, inventories consisted of:

                                                      2008           2007
                                                   ----------     ----------
         Raw materials .........................   $        -     $        -
         Finished goods ........................    2,080,018      1,100,023
                                                   ----------     ----------
                                                    2,080,018      1,100,023
         Less: Reserve for slow moving inventory            -              -
                                                   ----------     ----------

                                                   $2,080,018     $1,100,023
                                                   ==========     ==========

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

At March 31, 2008 and December 31, 2007, the Company held a due from related party in the amount of $485,160 and $465,982, respectively, which reflects advances due from Shantou Dashu Toy Enterprises Co., Ltd., a Chinese entity, to our wholly-owned subsidiary Jieyang Big Tree. These advances were made prior to our formation of Jieyang Big Tree. Guihong Zheng, the Company's minority shareholder in Big Tree is an owner of Shantou Dashu Toy Enterprise Co., Ltd. These advances bear no interest, are due on demand, and are unsecured. On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct pursuant to which the Company transferred all of its rights, title and interest in and to 60% of the stock of Big Tree (See Note 12).

Due to related parties

At March 31, 2008 and December 31, 2007, due to related parties, which is attributable to Aohong, consists of the following:

                                               2008        2007
                                             --------    --------
         Due to Aihua Hu ...............     $537,293    $272,488
         Due to Ying Ye ................       23,108      22,186
         Due to Liang Wenjuan ..........       14,241      13,672
                                             --------    --------
                                             $574,642    $308,346
                                             ========    ========

Mr. Aihua Hu and Mrs. Ying Ye, who are the minority members of AoHong, are husband and wife, and Mr. Hu is chief executive officer of the Company. Liang Wenjuan is the aunt of Mr. and Mrs. Hu, and an officer of Wuling, which is the wholly-owned subsidiary of Aohong.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2008 and December 31, 2007, property and equipment consisted of the following:

                                        Estimated
                                           Life        2008           2007
                                        ---------   -----------   -----------
   Buildings ........................    20 years   $ 1,480,376   $   608,551
   Auto and Truck ...................     5 years       247,508       184,719
   Manufacturing Equipment ..........    10 years     1,193,530       289,499
   Office Equipment .................   5-7 years        61,192        30,605
   Construction in Progress .........       -            83,435       919,275
                                                    -----------   -----------
                                                      3,066,041     2,032,649

   Less: Accumulated Depreciation ...                  (147,580)     (104,512)
                                                    -----------   -----------

                                                    $  2,918,46   $ 1,928,137
                                                    ===========   ===========

For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $39,234 and $822, respectively.

NOTE 6 - LAND USE RIGHTS

Aohong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount RMB of approximately 1,067,000, fluctuated by the exchange rate. Under the terms of the agreement, Aohong has rights to use certain land until November 3, 2053. Aohong will amortize these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition). At March 31, 2008 and December 31, 2007, land use rights are valued at the following:

                                            Estimated
                                            Remaining
                                              Life          2008         2007
                                            ---------     --------     --------
Land Use Rights .......................     46 years      $ 80,876     $ 77,648
Less: Accumulated Amortization ........                     (1,319)        (844)
                                                          --------     --------
                                                          $ 79,557     $ 76,804
                                                          ========     ========

For the three months ended March 31, 2008 and 2007, amortization expense amounted to $430 and $0, respectively.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2008 and December 31, 2007:

                                                         2008          2007
                                                      -----------   -----------
Notes payable to Country Commercial Bank HuaTing
Branch, due on January 16, 2008. Interest only
payable monthly at an annual rate of 7.38%.
Guaranteed by Shanghai Ronghua Press Container Co.
Ltd, hanghai Wuling Environmental Material Co. Ltd
and Shanghai Binghong Trading Co. Ltd. The note was
repaid on the due date. ............................  $         -   $   341,806

Notes payable to Country Commercial Bank HuaTing
Branch, due on February 28, 2008. Interest only
payable monthly at an annual rate of 7.38%.
Guaranteed by Shanghai Ronghua Press Container Co.
Ltd, Shanghai Hanqu Trading Co. Ltd, Shanghai Wuling
Environmental Material Co. Ltd and Shanghai Binghong
Trading Co. Ltd. The note was repaid on the due
date. ..............................................            -       205,083

Bank acceptances payable, non-interest bearing.
Secured by restricted cash of $437,511 at December
31, 2007 and payable on demand. ....................            -     1,093,778

Note payable to individual, due on demand with
interest due at 10% per annum. .....................       25,000        25,000
                                                      -----------   -----------
Total ..............................................       25,000     1,665,667
Less: Current Portion ..............................      (25,000)   (1,665,667)
                                                      -----------   -----------

Long Term Portion of Notes Payable .................  $         -   $         -
                                                      ===========   ===========

NOTE 8 - SHAREHOLDERS' EQUITY

Common Stock
------------

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Stock Option Grants
-------------------

Stock option activity for the three months ended March 31, 2008 is summarized as follows:

                                                                  Weighted
                                                      Number       Average
                                                        of        Exercise
                                                      Options       Price
                                                     ---------    --------
    Balance at beginning of year ................    9,300,000       $0.10
    Granted .....................................            -           -
    Exercised ...................................            -           -
    Forfeited ...................................            -           -
                                                     ---------    --------
    Balance at end of period ....................    9,300,000       $0.10
                                                     =========    ========

    Options exercisable at end of period ........    9,300,000       $0.10
                                                     =========    ========

    Weighted average fair value of options
     granted during the period ..................                    $0.00
                                                                  --------

The following table summarizes the Company's stock options outstanding at March 31, 2008:

                    Options Outstanding                                        Options Exercisable
--------------------------------------------------------------------    -----------------------------------
                                       Weighted
                                        Average           Weighted                              Weighted
 Range of            Number            Remaining           Average           Number              Average
 Exercise        Outstanding at       Contractual         Exercise        Exercisable at        Exercise
   Price         March 31, 2008          Life               Price         March 31, 2008          Price
------------    -----------------    --------------     ------------    -------------------    ------------
$ 0.07-0.08            7,750,000        4.40 Years      $     0.073              7,750,000     $     0.073
       0.35              250,000        0.50 Years             0.35                250,000            0.35
  0.19-.020            1,300,000        2.05 Years             0.20              1,300,000            0.20
                -----------------                       ------------    -------------------    ------------
                       9,300,000                        $      0.10              9,300,000     $      0.10
                =================                       ============    ===================    ============

Common Stock Warrants
---------------------

Stock warrant activity for the three months ended March 31, 2008 is summarized as follows:

                                                            Weighted Average
                                         Number of Shares    Exercise Price
                                         ----------------   ----------------
 Outstanding at December 31, 2007 ....        67,811,613          $0.16
      Granted ........................                 -              -
      Exercised ......................                 -              -
      Cancelled ......................          (200,000)          0.30
                                         ---------------    ----------------
 Outstanding at March 31, 2008 .......        67,611,613          $0.16
                                         ===============    ================

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

The following table summarizes the Company's stock warrants outstanding at March 31, 2008:

                    Warrants Outstanding                                        Warrants Exercisable
--------------------------------------------------------------------    -----------------------------------
                                       Weighted
                                        Average           Weighted                              Weighted
 Range of            Number            Remaining           Average           Number              Average
 Exercise        Outstanding at       Contractual         Exercise        Exercisable at        Exercise
   Price         March 31, 2008          Life               Price         March 31, 2008          Price
------------    -----------------    --------------     ------------     -----------------     ------------
$  0.35-0.55            8,218,455        2.25 Years     $       0.40            8,218,455      $      0.40
   0.16-0.20            4,815,750        2.30 Years             0.18            4,815,750             0.18
        0.12           52,477,408        4.50 Years             0.12           52,477,408             0.12
        0.10            2,100,000        4.00 Years             0.10            2,100,000             0.10
                 -----------------                      -------------    -----------------     ------------
                       67,611,613                       $       0.16           67,611,613      $      0.16
                 =================                      =============    =================     ============

NOTE 9 - OPERATING RISK

The Company's operations are subject to a number of risks and uncertainties, including the risk of doing business in the PRC, our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described below as well as the risks described in "Item 1A. - Risk Factors" in our Form 10-K for the year ended December 31, 2007 as filed with the SEC. Readers should carefully review this report in its entirety.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the period ended March 31, 2008, the Company operated in three reportable business segments - (1) Aohong segment (2) Biometrics segment, and (3) Big Tree segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately. In the 2007 period, the Company operated in the Biometrics segments and did not have any other reportable segments.

Condensed information with respect to these reportable business segments for the three months ended March 31, 2008 is as follows:

                                                                            Big Tree
                                                Aohong       Biometrics      Segment
                                                Segment      Segment (1)  (discontinued)  Consolidated
                                             ------------   ------------   ------------   ------------
Net Revenues ..............................  $  6,492,130   $     15,347   $          -   $  6,507,477
Cost of sales (excluding depreciation) ....     5,666,849              -              -      5,666,849
Cost of sales - depreciation ..............        19,786              -              -         19,786
Operating expenses (excluding depreciation)       398,729        490,048          6,642        895,419
Depreciation and amortization .............        19,196            682              -         19,878
Interest expense ..........................         5,029              -              -          5,029
Net income (loss) .........................       143,848       (470,335)        (6,642)      (333,129)
Segment Assets ............................    10,069,217        798,652        494,495     11,362,364

(1) Includes all general and administrative expenses incurred in the United
States.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 11 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the three months ended March 31, 2008, statutory reserve activity is as follows:

                                                   AoHong    Big Tree     Total
                                                  --------   --------   --------
Balance - December 31, 2007 .................     $628,017   $      -   $628,017
Additional to statutory reserves ............       26,972          -     26,972
                                                  --------   --------   --------
Balance - March 31, 2008 ....................     $654,989   $      -   $654,989
                                                  ========   ========   ========

NOTE 12 - SUBSEQUENT EVENTS

On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct pursuant to which the Company transferred all of its rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, the Company no longer owns any interest in Big Tree or its wholly-owned subsidiary, Jieyang Big Tree.

The Company had acquired the 60% equity interest in Big Tree, a development stage company, from CDI China, Inc., a wholly owned subsidiary of China Direct, in August 2007. Under the terms of the agreement, the Company paid CDI China, Inc. $400,000 and issued it 10,000,000 shares of its common stock. China Direct had acquired the 60% in Big Tree from Mr. Lin in February 2007 in exchange for 53,654 shares of its common stock.

China Direct owns approximately 10% of the Company's outstanding common stock and through two of its subsidiaries provides consulting services to the Company. The Company did not report any revenues from Big Tree during 2007 or 2008 and its assets were limited to a loan due from a related party which was made prior to our acquisition of Big Tree. The Company found that it was unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with the Company in accordance with generally accepted accounting principles.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

         The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the three months ended March 31, 2008 and 2007 and notes thereto contained elsewhere in this report.

OVERVIEW

         Historically, our operations were related to the design, development, manufacture and sale of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We developed two turnkey integrated applications that incorporate our proprietary BioClock(R) hardware platform. Our ability, however, to conduct significant marketing activities that we deem critical to building broad market awareness of, and demand for, our systems was severely limited due to financial constraints. In addition, our ability to significantly grow the market for our biometrics products was dependent on our ability to raise sufficient working capital to fund our marketing and research and development efforts. While we were able to raise limited amounts of capital from time to time, we have never been able to secure the proper financing required. As a result, during 2007 our management began efforts to identify and close an acquisition or other business combination with an operating company. We believed that this would benefit our overall operations.

         In June 2007 we closed the acquisition of a majority of AoHong, a Chinese-based company which distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays. We selected AoHong as an acquisition target as we believe that its business model has shown continuous historical growth over the past several years and that there is potential for additional growth in this sector. We began reporting AoHong's operations during the third quarter of 2007 and revenues from AoHong represent in excess of 99% of our total net revenues for the three months ended March 31, 2008. Our current base of customers for our biometric products consists of one large enterprise level client and revenues from this segment represented less than 1% of our consolidated net revenues for the three months ended March 31, 2008.

         Currently, our operations are conducted in two segments as follows:

         o  AoHong,

         o  Biometrics, and

         The minority owners of each of AoHong are responsible for the day to day operations at those companies. Our biometric division will continue operating as it has historically and requires minimal funding to operate.

         In addition to the challenges we will face as a result of the rapid expansion of our company through the acquisition of businesses and operations located in the PRC, in order to maximize the benefits of these transactions we will need to successfully integrate AoHong's operations into our company as well as guiding the development of AoHong's business and operations. Our commitment to AoHong required us to provide an aggregate of $3,380,000 of additional registered capital between September 2007 and June 2009. We used $800,000 from our recently completed unit offering for the initial commitment of this obligation, but will be required to raise additional capital to fund the balance of the obligation. The terms of that unit offering restrict our ability to raise capital in future periods which could adversely impact our ability to fulfill our contractual commitment. We believe that AoHong's operations will continue as they have been historically operated resulting in a significant increase in our revenues and operating results in future periods.

DISPOSITION OF BIG TREE

         In August 2007, we closed the acquisition of a majority of Big Tree, which together with its subsidiary Jieyang Big Tree, was a development stage company based in China that intends to operate in the toy business. We had acquired the 60% equity interest in Big Tree from CDI China, Inc., a wholly owned subsidiary of China Direct. Under the terms of the agreement, we paid CDI China, Inc. $400,000 and issued it 10,000,000 shares of our common stock. Because China Direct owned approximately 17% of our common stock at the time of the transaction and was considered a related party, the value of the 10,000,000 shares issued was valued at our par value.

         We did not report any revenues from Big Tree during 2007 or 2008 and its assets were limited to a loan due from a related party which was made prior to our acquisition of Big Tree. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with us in accordance with generally accepted accounting principles. On April 30, 2008, we entered into an Agreement with Wei Lin and China Direct pursuant to which we transferred all of our rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, we no longer own any interest in Big Tree or its wholly-owned subsidiary, Jieyang Big Tree Toy. Following this transaction, we do not presently intend to pursue any other business opportunities in the toy industry.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the unaudited consolidated financial statements included elsewhere in this report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about our operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Inventories

         Inventories are stated at the lower of average cost or market price and consist of finished goods.

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

         The following policies reflect specific criteria for our various revenues streams:

      o We generate revenue from the sale of our products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured,

      o Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable, and

      o Revenue from the performance of services is recognized upon completion of the service.

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

         In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R.

         In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 ("2008 PERIOD") COMPARED TO THREE MONTHS ENDED MARCH 31, 2007 ("2007 PERIOD")

NET REVENUES, COST OF SALES AND TOTAL OPERATING EXPENSES

         Overall, for the 2008 period, our revenues increased significantly as a result of the acquisition of AoHong in the second quarter of 2007. A direct comparison of our consolidated results of operations for the 2008 period to the 2007 period may not be meaningful as a result of this acquisition which has transformed our company. We anticipate that our revenues for 2008 will increase significantly when compared to prior periods as a result of our acquisition of AoHong and the recognition of revenues from this segment for an entire period year. The following table provides certain financial data on each of our operating segments.

                                                           Big
                               Aohong      Biometrics     Tree
                               Segment     Segment (1)   Segment   Consolidated
                             -----------   -----------   -------   ------------
Net revenues ..............  $ 6,492,130   $    15,347   $     -   $ 6,507,477
Cost of sales .............    5,686,635             -         -     5,686,635
                             -----------   -----------   -------   ------------
Gross profit ..............      805,495        15,357         -       820,842
Gross profit margin .......         12.5%         77.3%        -          12.6%
Operating expenses ........      417,925       490,730     6,642       915,297
Operating expenses as a
 percentage of net revenues          6.4%        3.198%       NM          14.1%
Operating income (loss) ...      387,570      (475,383)   (6,642)      (94,455)
Operating margin ..........          6.0%           NM        NM          (1.5)%
                             ===========   ===========   =======   ============

NM = not meaningful

(1) We include our corporate operating expenses with the operating expenses of this segment.

         AoHong generates net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications and from the repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. During the 2008 period approximately 38% of its net revenue were from the sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale, approximately 4.7% were from custom mixing of various raw materials in accordance with customer specifications into a new product, and the remaining approximate 57.3% of its net revenues were from distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Cost of sales at AoHong represents costs of the raw materials.

         The Biometrics segment does not incur any cost of sales associated with the service and maintenance revenues and cost of sales represents costs associated with the hardware sold.

         For the 2008 period, total operating expenses increased $724,247, or approximately 379.1%, to $915,297 as compared to 191,050 in the 2007 period. Included in this period to period change are increases in:

         o Selling expenses which consists of shipping and freight and other selling expenses at AoHong amounted to $270,016. For the 2008 period, these selling expenses were approximately 4.2% of AoHong's net revenues for the period,

         o For the 2008 period, consulting and investor relation expense amount to $264,820 as compared to $28,785 for the 2007 period, an increase of $236,035 or 820%,

         o For the 2008 period, compensation and related taxes amounted to $98,727 as compared to $85,647 in the 2007 period, an increase of $13,080, or 15.3%. In the 2008 period, compensation and related taxes of AoHong amounted to $48,691 and $50,036 is attributable to our Biometrics segment. These increases were offset by a decrease in compensation and related taxes of $35,611 in our Biometrics segment, and

         o For the 2008 period, general and administrative expenses amounted to $281,734 as compared to $76,618 in the 2007 period, an increase of $205,116, or 267.7%. In the 2008 period, general and administrative expenses which are attributable to AoHong amounted to $99,218. Additionally, our professional fees increased by $61,333 due to increased accounting fees attributable to Aohong

         o During the 2008 period, we anticipate that our operating expenses will increase from the 2007 period as a result of recordation of expenses associated with AoHong for an entire fiscal period.

TOTAL OTHER INCOME (EXPENSES)

         Total other income increased by $7,989 to $8,109 in the 2008 period as compared to $120 in the 2007 period. This increase reflects an increase in interest income of $7,497 as a result of our higher cash balances together with a foreign currency transaction gain of $4,896. These increases were offset by an increase in interest expense of $4,404 relating to debt obligations of AoHong.

         As it is likely that we will seek to raise additional capital during 2008, we are unable at this time to predict any increase or decrease in total other income (expenses) during the balance of 2008.

NET LOSS

         Net loss for the 2008 period increased by $169,656 to $333,129 from a net loss of $163,473 for the 2007 period. For the 2008 period, our net loss was attributable to a net loss from our Biometrics segment of $(470,335) and net losses from the discontinued Big Tree segment of $(6,642) offset by net income from our AoHong segment of $143,848.

COMPREHENSIVE INCOME

         As described elsewhere herein, the functional currency of AoHong is the RMB. The financial statements of AoHong are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $98,215 for the 2008 as compared to $0 for the 2007 period. This non-cash gain had the effect of reducing our net loss.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected financial information from our balance sheets at March 31, 2008 and December 31, 2007.

                                     March 31,      December 31,    Increase
                                       2008            2007        (Decrease)
                                        ($)            ($)            ($)
                                  --------------   ------------   ------------
Working capital ..............       4,875,234        5,054,602     (179,368)
Cash .........................       1,192,280        2,012,480     (820,200)
Total current assets .........       7,806,754        8,107,182     (300,428)
Total assets .................      11,362,364       11,274,292       88,072
Total current liabilities ....       2,931,520        3,052,580     (121,060)
Total liabilities ............       2,931,520        3,052,580     (121,060)

         At March 31, 2008, our cash is located in the following geographic areas:

                                       AMOUNT      % OF TOTAL
                                      ----------   ----------
                  United States ...   $  733,605      61.5%
                  China ...........      458,675      38.5%
                                      ----------     -----
                                      $1,192,280     100.0%
                                      ==========     =====

         Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

         The following table provides certain comparative information on the changes in our total assets and total liabilities at March 31, 2008 from December 31, 2007:

                                      March 31,    December 31,
                                        2008          2007           Increase/
                                         ($)           ($)         (Decrease)($)
                                      ---------    ------------    -------------
Accounts receivable, net .........    3,626,779     4,220,692         (593,913)

Notes receivable .................       21,361       333,168         (311,807)

Inventories, net .................    2,080,018     1,100,023          979,995

Prepaid expense and other ........      886,316       440,819          445,497

Restricted cash ..................            -       437,511         (437,511)

Property and equipment
 and land use rights, net ........    2,998,018     2,004,941          993,077

Due from related party ...........      485,160       465,982           19,178

Notes payable ....................       25,000     1,665,667       (1,640,667)
Accounts payable and
 accrued expenses ................    1,268,022       701,172          566,850

Advances from customers ..........      873,397        96,624          776,773

Taxes payable ....................      136,353       265,282         (128,929)

Due to related parties ...........      574,642       308,346          266,296

         At March 31, 2008, our cash balance was $1,192,280 as compared to $2,012,480 at December 31, 2007, a decrease of $820,200. This decrease was primarily attributable to increases in inventory of $914,401 and prepaid expenses of $418,489, the purchase of property and equipment of $928,956 which included the acquisition of manufacturing equipment for our newly completed facility and the repayment of loans payable of $1,672,311. We believe that this investment, which both increased AoHong's storage capacity for bulk raw materials as well as its ability to repackage inventory for resale, will enable it to both reduce its costs through increased volume purchases as well as reducing the time necessary to meet customer orders. The uses of cash were offset by increases in our cash primarily attributable to a decrease in accounts receivable of $751,276, increases in accounts payable of $393,262 and advances from customers of $756,226, a decrease in notes receivable of $318,690 and a decrease in restricted cash of $445,950.

         At March 31, 2008, accounts receivable included $3,755,244 due AoHong, net of an allowance for doubtful accounts of $188,430, and $66,265 due to our Biometrics division, net of an allowance for doubtful accounts of $6,300. At December 31, 2007 accounts receivable included $4,202,912 due AoHong, net of an allowance for doubtful accounts of $180,910, and $17,780 due to our Biometrics division, net of an allowance for doubtful accounts of $6,300. At March 31, 2008, notes receivable of $21,361 represented amounts due AoHong from one customer for the purchase of finished goods. These obligations, which are similar to accounts receivable, are due in July 2008. Based upon historical experience with these customers, AoHong anticipates that the balance of these notes receivable will be paid in accordance with each of their terms.

         Inventories at March 31, 2008 represented approximately $2,077,000 at AoHong representing finished goods and approximately $2,900 of finished goods at our Biometrics division.

         At March 31, 2008, prepaid expenses and others primarily consist of payments of $886,316 to AoHong's suppliers for merchandise that had not yet been delivered to it.

         Property and equipment and land use rights, net at March 31, 2008 include $2,995,564 attributable to AoHong with the balance of $2,454 attributable to our Biometrics segment.

         Due from related party at March 31, 2008 represents amounts Jieyang Big Tree advanced to Shantou Dashu Toy Enterprise Co., Ltd., a company co-founded by Ms. Guihong Zheng and Mr. Wei Lin, officers of Big Tree and Jieyang Big Tree, which were made prior to our acquisition of a controlling interest in Big Tree. This advance does not bear interest and is due on demand. On April 20, 3008, we sold our interest in Big Tree and, accordingly, this amount will no longer be reflected on our balance sheet in future periods.

         Included in notes payable at December 31, 2007 was $546,889 due by AoHong to banks with maturity dates between January 16, 2008 and February 28, 2008, which were satisfied on the respective due date. Included in notes payable at December 31, 2007 is $1,093,778 due by AoHong under bank acceptance payables which are similar to factored receivables in that AoHong assigned the receivable from its customer to a bank and received cash in an amount equal to the full amount of the receivable, less the restricted cash which remains on deposit at the bank to secure the advance. The bank acceptance payable was satisfied by AoHong at the time its customer paid the receivable. If the customer did not pay the receivable, AoHong would still liable for the payable to the bank. Finally, included in notes payable at March 31, 2008 and December 31, 2007 is $25,000 attributable to our Biometrics segment and represents the remaining principal amount due under notes issued by us in a 2003 private placement. This amount is due on demand.

         At March 31, 2008, accounts payable and accrued expenses included approximately $1,143,603 attributable to AoHong and approximately $124,419 attributable to our biometrics division.

         Advances from customers of $873,397 at March 31, 2008 represent prepayments from AoHong's customers.

         Due to related parties at March 31, 2008 represents amounts loaned to AoHong by its Chairman and members of his family for working capital purposes. These loans do not bear any interest and are due on demand. During the three months ended March 31, 2008 we borrowed approximatley $248,000 from these related parties to offset uses in cash due to the repayment of bank loans of approximately $1,672,000 to fund the purchase of property and equipment of approximately $929,000, to to fund increases in our inventory balances as we enter our peak sales season.

         For the 2008 period, net cash provided by operating activities amounted to $738,817. In the 2008 period, we used cash to fund our net loss of $333,129 as well as for an increase in inventories of $914,401 and prepaid expenses and other assets of $418,489. This was offset by an increase in accounts payable and accrued expenses of $393,262, by decreases of $751,276 in accounts receivable, $192,734 in other assets, advances from customers of $756,226 and deferred revenue of $38,617 as well as an add-back of $272,721 for non cash expenses including stock-based compensation of $10,400, contributed services of $110,000, depreciation and amortization of $39,664, and the minority interest of $112,657.

         For the 2007 period, net cash used in operating activities amounted to $116,654 and was attributable primarily to the net loss of $163,473 and the repayments for accrued expenses of $4,044 and an increase in deferred revenue of $20,324 offset by stock-based compensation of $54,000, depreciation of $822, the receipt of cash from accounts receivable of $7,419, and other non-cash items and changes in asset and liability accounts of $9,575.

         Net cash used in investing activities for the 2008 period was $164,128 and was attributable to the purchase of property and equipment of $928,956, which included the acquisition of manufacturing equipment for our newly completed facility, offset by a decrease in notes receivable of $318,690, the decrease in restricted cash of $445,950 and a decrease in due from related party of $188. We did not have investing activities in the 2007 period.

         Net cash used in financing activities was $1,424,255 for the 2008 period as compared to net cash provided by financing activities of $105,000 for the 2007 period. In the 2008 period, we repaid $1,672,331 in notes payable due to Country Commercial Bank HuaTing Branch and repaid outstanding bank acceptances and we received proceeds from related party advances of $248,056 which were used by AoHong to fund the repayment of the bank loans, to fund the purchase of property and equipment and to fund increases in our inventory balances as we enter our peak sales season. In the 2007 period, we raised $105,000 from the sale of our securities.

         As a result of the above, net cash decreased by $820,200 during the 2008 period, which included $29,366 which was the effect of the exchange rate on our cash, as compared to $0 during the 2007 period.

         We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures. However, under the terms of our purchase agreement with AoHong, we are required to contribute an additional $2,580,000 to its registered capital, including $400,000 on or before June 30, 2008; an additional $600,000 on or before December 31, 2008 and the remaining $1,580,000 on or before June 27, 2009. In addition, we will require additional capital to pay our general operating expenses. As portion of these costs will be funded from the proceeds of our recently completed private offering in which we raised approximately $2,550,000, including the $400,000 contribution to AoHong's registered capital due before June 30, 2008, however, these funds are not sufficient for all of our capital needs. Accordingly, we will be required to raise additional capital to fund these commitments and to pay our operating expenses. While AoHong has historically reported profitable operations, under Chinese law we are not able to use funds from that company to pay operating expenses in the U.S. In addition, we have contractually agreed not to sell additional securities until at least September 2008. As a result, we may not have access to the capital necessary to fully develop our operations and satisfy our obligations as they become due.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable for a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 18, 2008, we issued 50,000 shares of our common stock to two consultants for business development service services rendered. The shares were issued at the fair values at the date of the issuance of $5,000 or $.10 per share based on the trading price of common shares.

         The above recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) certificate of principal financial officer
32.1 Section 1350 certification of Chief Executive Officer and principal financial and accounting officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHINA AMERICA HOLDINGS, INC.

Date:    May 15, 2008              By: /s/ Dore Scott Perler
                                       ---------------------
                                   Dore Scott Perler, Director, Chief Executive
                                   Officer and President, principal executive
                                   officer, principal financial and accounting
                                   officer