Form 10-Q
period 2008-06-30
CHINA AMERICA HOLDINGS, INC.
filed 2008-08-15
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 333-87293

                          CHINA AMERICA HOLDINGS, INC.
                (Name of registrant as specified in its charter)

             FLORIDA                                     82-0326560
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10871 NW 52 STREET, SUITE 2, SUNRISE, FL    33351
(Address of principal executive offices)    (Zip Code)

                                 (954) 726-1422
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 135,810,792 shares of common stock are issued and outstanding as of August 14, 2008.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2008
                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements. .............................................   3
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. ......................................  21
Item 3.  Quantative and Qualitative Disclosures About Market Risk. ......... n/a
Item 4T  Controls and Procedures. ..........................................  33
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  34
Item 1A. Risk Factors. .....................................................  34
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  34
Item 3.  Defaults Upon Senior Securities. ..................................  34
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  34
Item 5.  Other Information. ................................................  34
Item 6.  Exhibits. .........................................................  34

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

                           OTHER PERTINENT INFORMATION

         Our web sites are www.senseme.com, www.chinaamericaholdings.com and www.china-aohong.com. The information which appears on our web sites is not part of this report.

               INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

         o "China America" "we," the "Company," "us," "ours," and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and its subsidiaries,

         o "AoHong" refers to Shanghai AoHong Industry Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong's wholly-owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company, and

         o "PRC" or "China" refers to the People's Republic of China.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                                                     June 30,      December 31,
                                                                       2008            2007 *
                                                                   ------------    ------------
                                                                    (Unaudited)
                                ASSETS
                                ------
CURRENT ASSETS:
  Cash .........................................................   $    771,716    $  2,012,480
  Marketable equity securities, at market ......................        371,066               -
  Accounts receivable, net of allowance for doubtful accounts of
    $6,300 and $187,210, respectively ..........................      5,047,816       4,220,692
  Notes receivable .............................................         68,395         333,168
  Inventory ....................................................      3,412,731       1,100,023
  Prepaid expense and other current assets .....................      1,102,750         440,819
                                                                   ------------    ------------

     Total current assets ......................................     10,774,474       8,107,182
                                                                   ------------    ------------

LONG-TERM ASSETS:
  Restricted cash ..............................................        698,507         437,511
  Property and equipment, net ..................................      3,365,975       1,928,137
  Land use rights, net .........................................         80,849          76,804
  Due from related party- discontinued operation ...............              -         465,982
  Other assets .................................................         30,333         258,676
                                                                   ------------    ------------

     Total other assets ........................................      4,175,664       3,167,110
                                                                   ------------    ------------

     Total assets ..............................................   $ 14,950,138    $ 11,274,292
                                                                   ============    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
  Notes payable ................................................   $  3,193,020    $  1,665,667
  Accounts payable and accrued expenses ........................      1,246,237         701,172
  Advances from customers ......................................        250,630          96,624
  Taxes payables ...............................................        250,423         265,282
  Due to related parties .......................................        935,381         308,346
  Deferred revenue .............................................         34,363          15,489
                                                                   ------------    ------------

     Total current liabilities .................................      5,910,054       3,052,580
                                                                   ------------    ------------

MINORITY INTEREST ..............................................      4,859,383       4,378,042
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 500,000,000 shares authorized;
    135,810,792 and 135,700,792 shares issued and outstanding
    at June 30, 2008 and December 31, 2007, respectively .......        135,811         135,701
  Additional paid-in capital ...................................     19,661,352      19,541,062
  Statutory reserves ...........................................        679,248         628,017
  Accumulated deficit ..........................................    (16,710,124)    (16,559,325)
  Other comprehensive income - foreign currency ................        414,414          98,215
                                                                   ------------    ------------

     Total shareholders' equity ................................      4,180,701       3,843,670
                                                                   ------------    ------------

     Total liabilities and shareholders' equity ................   $ 14,950,138    $ 11,274,292
                                                                   ============    ============

* Derived from audited consolidated financial statements.

                    See notes to unaudited consolidated financial statements.
                                                3

                                   CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                   For the Three Months Ended         For the Six Months Ended
                                                            June 30,                          June 30,
                                                 ------------------------------    ------------------------------
                                                      2008             2007            2008              2007
                                                 -------------    -------------    -------------    -------------
Net revenues .................................   $  10,457,430    $      19,673    $  16,964,907    $      51,560

Cost of sales ................................       9,460,389           (1,500)      15,147,024            2,930
                                                 -------------    -------------    -------------    -------------

Gross profit .................................         997,041           21,173        1,817,883           48,630
                                                 -------------    -------------    -------------    -------------

Operating expenses:
   Selling expenses ..........................         150,319                -          420,335                -
   Consulting and investor relations expense .          25,201          333,375          290,021          362,160
   Compensation and related taxes ............         101,839          114,983          200,566          200,630
   General and administrative ................           6,633           63,037          288,367          139,655
                                                 -------------    -------------    -------------    -------------

       Total operating expenses ..............         283,992          511,395        1,199,289          702,445
                                                 -------------    -------------    -------------    -------------

Income (loss) from operations ................         713,049         (490,222)         618,594         (653,815)
                                                 -------------    -------------    -------------    -------------

Other income (expenses):
   Interest income ...........................           1,776              767           10,018            1,512
   Interest expense ..........................         (16,921)            (625)         (21,950)          (1,250)
   Realized and unrealized loss on marketable
     equity securities .......................         (47,343)               -          (47,343)               -
   Gain on sale of Big Tree subsidiaries .....          45,912                -           45,912                -
   Foreign currency transaction gain .........             753                -            5,649                -
                                                 -------------    -------------    -------------    -------------

       Total other income (expenses) .........         (15,823)             142           (7,714)             262
                                                 -------------    -------------    -------------    -------------

Income (loss) before income taxes and minority
  interest ...................................         697,226         (490,080)         610,880         (653,553)

Minority interest in income of subsidiaries ..        (277,028)               -         (389,685)               -
                                                 -------------    -------------    -------------    -------------

Income (loss) before income taxes ............         420,198         (490,080)         221,195         (653,553)

Provision for income taxes ...................        (186,637)               -         (320,763)               -
                                                 -------------    -------------    -------------    -------------

Net income (loss) ............................   $     233,561    $    (490,080)   $     (99,568)   $    (653,553)
                                                 =============    =============    =============    =============

Comprehensive income (loss):
   Net income (loss) .........................   $     233,561    $    (490,080)   $     (99,568)   $    (653,553)

   Other comprehensive income:
       Unrealized foreign currency translation
        gain .................................         217,984                -          316,199                -
                                                 -------------    -------------    -------------    -------------

       Comprehensive income (loss) ...........   $     451,545    $    (490,080)   $     216,631    $    (653,553)
                                                 =============    =============    =============    =============

Net income (loss) per common share - basic ...   $           -    $       (0.01)   $           -    $       (0.01)
                                                 =============    =============    =============    =============
Net income (loss) per common share - diluted .   $           -    $           -    $           -    $           -
                                                 =============    =============    =============    =============

Weighted average number of shares outstanding:
   Basic .....................................     135,810,792       58,929,441      135,792,990       57,480,630
                                                 =============    =============    =============    =============
   Diluted ...................................     135,810,792       58,929,441      135,792,990       57,480,630
                                                 =============    =============    =============    =============

                             See notes to unaudited consolidated financial statements.
                                                         4

                          CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                       For the Six Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                          2008           2007
                                                                      -----------    -----------
Cash flows from operating activities:
  Net loss ........................................................   $   (99,568)   $  (653,553)
                                                                      -----------    -----------
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization .................................       124,146          1,644
    Common stock, warrants and options issued for services ........        10,400        440,375
    Contributed services ..........................................       110,000              -
    Minority interest .............................................       389,685              -
    Allowance for doubtful accounts ...............................      (187,087)             -
    Realized and unrealized loss on marketable equity securities ..        47,343              -
    Gain on sale of Big Tree subsidiaries .........................       (45,912)             -
  Changes in assets and liabilities:
    Accounts receivable ...........................................      (354,786)        56,538
    Inventory .....................................................    (2,178,556)         4,008
    Prepaid expenses and other current assets......................      (595,459)        12,839
    Other assets ..................................................       237,960            (20)
    Accounts payable and accrued expenses .........................       216,792         (9,987)
    Taxes payable .................................................       243,312              -
    Advances from customers .......................................       143,590              -
    Deferred revenue ..............................................        18,874        (27,624)
                                                                      -----------    -----------

       Total adjustments ..........................................    (1,819,698)       477,773
                                                                      -----------    -----------

Net cash used in operating activities .............................    (1,919,266)      (175,780)
                                                                      -----------    -----------

Cash flows from investing activities:
  Decrease in notes receivable ....................................       278,089              -
  Proceeds from sale of marketable equity securities ..............        26,919              -
  Purchase of property and equipment ..............................    (1,398,175)             -
  Increase in restricted cash .....................................      (226,224)             -
  Cash acquired in acquisition ....................................             -        703,577
                                                                      -----------    -----------

Net cash flows provided by (used in) investing activities .........    (1,319,391)       703,577
                                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from notes payable .....................................     1,381,381              -
  Proceeds from related party advances ............................       589,947              -
  Proceeds from sale of common stock ..............................             -        105,000
                                                                      -----------    -----------

Net cash flows provided by financing activities ...................     1,971,328        105,000
                                                                      -----------    -----------

Effect of exchange rate on cash ...................................        26,565              -
                                                                      -----------    -----------

Net (decrease) increase in cash ...................................    (1,240,764)       632,797

Cash - beginning of year ..........................................     2,012,480        152,579
                                                                      -----------    -----------

Cash - end of period ..............................................   $   771,716    $   785,376
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest ......................................................   $    21,950    $         -
                                                                      ===========    ===========
    Income taxes ..................................................   $         -    $         -
                                                                      ===========    ===========

                    See notes to unaudited consolidated financial statements.
                                                5

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China America Holding, Inc. (formerly Sense Holdings, Inc. or "Sense") (the "Company") is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, the Company's core business was the design, develop, manufacture and selling of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. The Company had also licensed certain patented technology designed to detect chemical vapors and unexploded ordinance including bombs, grenades, shells, rockets, and other explosive devices. Currently, the Company is maintaining its existing customer base and maintenance agreements and is not pursuing new business or performing additional research and development.

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

The operations of Aohong are comprised of three basic functions:

   o Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 17.7% and approximately 9.2%, respectively, of its net revenues were generated from this activity for the six months ended June 30, 2008 and 2007,

   o Custom mixing of various raw materials in accordance with customer specifications into a new product. Aohong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 21.8% and 35% of its net revenues were generated from this activity during the six months ended June 30, 2008 and 2007, respectively, and

   o Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 60.5% and approximately 55.8%, respectively, of its net revenues were generated from this activity during the six months ended June 30, 2008 and 2007, respectively.

Customers of Aohong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. During the six months ended June 30, 2008 and 2007, approximately 37.4% and 31.3% of its net revenues were from manufacturers, including automobile, air conditioners and refrigerator manufacturers, approximately 56.1% and 61.7% of its net revenues were from air conditioners and refrigerator retailers and approximately 11% and 8% of its net revenues were from the export of products. As a result, historically Aohong has witnessed a seasonal surge in demand for refrigerant products from June to September.

Aohong was established in February 2000 as Shanghai Aohong Industry Co., Ltd. On July 5, 2007 Aohong changed its name to Shanghai Aohong Chemical Co., Ltd. Aohong has two wholly-owned subsidiaries; Shanghai Binghong Trading Co., Ltd. which was established in March 2002 and Shanghai Wuling Environmental Material Co., Ltd. which was established in January 2005.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

On August 31, 2007, the Company closed an acquisition of 60% of the issued and outstanding common stock of Big Tree Toys, Inc, a Florida corporation ("Big Tree"), from CDI China, Inc., a wholly-owned subsidiary of China Direct, Inc. ("China Direct"). Big Tree was incorporated in the State of Florida on November 20, 2006 and its wholly owned subsidiary Jieyang Big Tree Toy Enterprise Co., Ltd. ("Jieyang Big Tree"), a Chinese limited liability company, was established on January 22, 2007 as a wholly foreign owned entity in China. China Direct acquired 60% of Big Tree in February 2007 in exchange for shares of its common stock and a commitment to provide a $1 million working capital loan subject to the satisfaction of certain revenue milestones by Big Tree. Both Big Tree and Jieyang Big Tree are development stage companies which have not yet commenced operations. On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct pursuant to which the Company transferred all its right, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, the Company no longer owns any interest in Big Tree or its wholly-owned subsidiary, Jieyang Big Tree (See Note
2).

The consolidated financial statements include the Company and all its subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company account balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of June 30, 2008, bank deposits in the United States exceeded federally insured limits by approximately $71,000. At June 30, 2008, the Company had deposits of approximately $555,000 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2008.

At June 30, 2008 and December 31, 2007, our bank deposits by geographic area were as follows:

              COUNTRY                  JUNE 30, 2008         DECEMBER 31, 2007
--------------------------------    --------------------    --------------------
United States ..................    $  216,437     28.0%    $  998,222     49.6%
China ..........................       555,279     72.0%     1,014,258     50.4%
                                    ----------    ------    ----------    ------
Total cash and cash equivalents     $  771,716    100.0%    $2,012,480    100.0%
                                    ==========    ======    ==========    ======

Marketable Securities

Marketable equity securities consist of an investment in equity of a publicly-traded company and are stated at market value based on the most recently traded price of these securities at June 30, 2008. The Company's marketable securities are classified as trading securities at June 30, 2008. Realized and unrealized gains and losses on trading securities are included in earnings. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other- than-temporary impairment, an impairment loss is recognized as a realized loss.

Additionally, the Company considers EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). According to EITF 03-01, a security is impaired when its fair value is less than its carrying value, and an impairment is other than-temporary if the investor does not have the "ability and intent" to hold the investment until a forecasted recovery of its carrying amount. EITF 03-01 holds that the impairment of each security must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. The Company intends to hold its investment in marketable securities for a period of time sufficient to allow for any anticipated recovery in market value. Paragraph 16 of SFAS 115 and SAB Topic 5M provide that numerous factors must be considered, including the following, in determining whether a decline in value requires a write-down to a new cost basis for an individual security, which the Company considers:

   o The length of time and extent to which the market value has been less than cost;

   o The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer (e.g., changes in technology, or the planned discontinuance of a line of business); and

   o The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

For the six months ended June 30, 2008 and 2007, the Company recognized a an aggregate (unrealized and realized) loss of $47,343 and $0 from the sale of trading marketable equity securities and recognized an unrealized gain on trading securities, respectively, which has been reflected in the accompanying consolidated statement of operations.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of June 30, 2008 and December 31, 2007, the Company has recorded an allowance for doubtful accounts of $6,300 and $187,210, respectively.

Inventory

Inventory is stated at the lower of average cost or market and consist of raw materials and finished goods. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At June 30, 2008 and December 31, 2007, our consolidated balance sheet includes prepaid expenses and other current assets of $1,102,750 and $440,819, respectively.

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

Advances from customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Loss per Common Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the unexercised stock options and warrants. In the 2007 period, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

                                                For the Three Months Ended      For the Six Months Ended
                                                          June 30,                       June 30,
                                               ----------------------------   ----------------------------
                                                    2008           2007            2008           2007
                                               -------------   ------------   -------------   ------------
Net income (loss) available to common
shareholders for basic and diluted
earnings per share .........................   $     233,561   $   (490,080)  $     (99,568)  $   (653,553)
                                               =============   ============   =============   ============

Weighted average shares outstanding - basic      135,810,792     58,959,441     135,792,990     57,480,630
Effect of dilutive securities:
Unexercised stock options and warrants .....               -              -               -              -
                                               -------------   ------------   -------------   ------------
Weighted average shares outstanding- diluted     135,810,792     58,929,441     136,014,908     57,480,630
                                               =============   ============   =============   ============
Earnings (loss) per share  - basic .........   $           -   $      (0.01)  $           -   $      (0.01)
                                               =============   ============   =============   ============
Earnings (loss) per share  - diluted .......   $           -   $          -   $           -   $          -
                                               =============   ============   =============   ============

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2008 was $26,565. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of June 30, 2008, the exchange rate for the local currency, the Chinese dollar or RMB was $1 for 6.68718 RMB.

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

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS
130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2008 included net income and foreign currency translation adjustments. The Company did not have comprehensive income in the 2007 period.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on our consolidated financial statements.

NOTE 2 - ACQUISITION AND DISPOSITION

Aohong
------

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Aohong had occurred as of the following periods:

                                         Six Months Ended
                                          June 30, 2007
                                         ----------------
                            Revenues        $16,031,995
                  Costs and Expenses         16,001,407
                          Net Income             30,588
         Net Income per Common Share              $0.00

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Big Tree
--------

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

NOTE 3 - INVENTORY

At June 30, 2008 and December 31, 2007, inventory consisted of:

                                                      2008         2007
                                                   ----------   ----------
         Finished goods ........................   $3,412,731   $1,100,023
         Less: Reserve for slow moving inventory            -            -
                                                   ----------   ----------

                                                   $3,412,731   $1,100,023
                                                   ==========   ==========

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

At June 30, 2008 and December 31, 2007, the Company held a due from related party in the amount of $0 and $465,982, respectively, which reflected advances due from Shantou Dashu Toy Enterprises Co., Ltd., a Chinese entity, to our former wholly-owned subsidiary Jieyang Big Tree. These advances were made prior to our formation of Jieyang Big Tree. Guihong Zheng, the Company's minority shareholder in Big Tree is an owner of Shantou Dashu Toy Enterprise Co., Ltd. These advances bear no interest, were due on demand, and were unsecured. On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct pursuant to which the Company transferred all of its rights, title and interest in and to 60% of the stock of Big Tree (See Note 2).

Due to related parties

At June 30, 2008 and December 31, 2007, due to related parties, which is attributable to Aohong, consists of the following:

                                                  2008           2007
                                                --------       --------
         Due to Aihua Hu ................       $897,215       $272,488
         Due to Ying Ye .................         23,614         22,186
         Due to Liang Wenjuan ...........         14,552         13,672
                                                --------       --------

                                                $935,381       $308,346
                                                ========       ========

Mr. Aihua Hu and Mrs. Ying Ye, who are the minority members of AoHong, are husband and wife, and Mr. Hu is chief executive officer of AoHong. Liang Wenjuan is the aunt of Mr. and Mrs. Hu, and an officer of Wuling, which is the wholly-owned subsidiary of Aohong.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

                                    Estimated
                                       Life           2008           2007
                                    ----------    -----------    -----------
  Buildings ....................     20 years     $ 1,512,776    $   608,551
  Auto and Truck ...............     5 years          253,634        184,719
  Manufacturing Equipment ......     10 years       1,531,243        289,499
  Office Equipment .............    5 -7 years         61,751         30,605
  Construction in Progress .....        -             242,549        919,275
                                                  -----------    -----------
                                                    3,601,953      2,032,649

  Less: Accumulated Depreciation                     (235,978)      (104,512)
                                                  -----------    -----------

                                                  $ 3,365,975    $ 1,928,137
                                                  ===========    ===========

For the six months ended June 30, 2008 and 2007, depreciation expense amounted to $123,273 and $1,644, respectively.

NOTE 6 - LAND USE RIGHTS

Aohong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount RMB of approximately 1,067,000, fluctuated by the exchange rate. Under the terms of the agreement, Aohong has rights to use certain land until November 3, 2053. Aohong will amortize these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition). At June 30, 2008 and December 31, 2007, land use rights are valued at the following:

                                      Estimated
                                    Remaining Life        2008          2007
                                    --------------      --------      --------
Land Use Rights ..................     46 years         $ 82,646      $ 77,648
Less: Accumulated Amortization ...                        (1,797)         (844)
                                                        --------      --------
                                                        $ 80,849      $ 76,804
                                                        ========      ========

For the six months ended June 30, 2008 and 2007, amortization expense amounted to $873 and $0, respectively.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2008 and December 31, 2007:

                                                         2008           2007
                                                     -----------    -----------
Notes payable to Country Commercial Bank HuaTing
Branch, due on January 16, 2008. Interest only
payable monthly at an annual rate of 7.38%. The
note was repaid on the due date ..................   $         -    $   341,806

Notes payable to Country Commercial Bank HuaTing
Branch, due on February 28, 2008. Interest only
payable monthly at an annual rate of 7.38%. The
note was repaid on the due date. .................             -        205,083

Notes payable to Country Commercial Bank HuaTing
Branch, due on April 7, 2009. Interest only
payable quarterly at an annual rate of 8.964%.
Secured by the buildings located at 333 and 338
Huhua E.Rd Jiading Shanghai. .....................       363,806              -

Notes payable to Industrial and Commercial Bank of
China Anshan Road Branch, due on August 28, 2008.
Interest only payable quarterly at an annual rate
of 6.8985%. Secured by accounts receivable of
Shanghai 3F Material Co. Ltd. amount of $560,261.        560,261              -

Notes payable to Industrial and Commercial Bank of
China Anshan Road Branch, due on October 10, 2008.
Interest only payable quarterly at an annual rate
of 6.8985%. Secured by accounts receivable of
Shanghai 3F Material Co. Ltd. amount of $497,686.        497,686              -


Bank acceptances payable, non-interest bearing.
Secured by restricted cash of $698,507 at June 30,
2008 and payable on demand. ......................     1,746,267      1,093,778

Note payable to individual, due on demand with
interest due at 10% per annum. ...................        25,000         25,000
                                                     -----------    -----------
Total ............................................     3,193,020)     1,665,667

Less: Current Portion ............................    (3,193,020)    (1,665,667)
                                                     -----------    -----------

Long Term Portion of Notes Payable ...............   $         -     $        -
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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

Stock Option Grants
-------------------

Stock option activity for the six months ended June 30, 2008 is summarized as follows:

                                               Number of     Weighted Average
                                                Options       Exercise Price
                                               ---------     ----------------
   Balance at beginning of year .........      9,300,000           $0.10
      Granted ...........................              -               -
      Exercised .........................              -               -
      Forfeited .........................              -               -
                                               ---------           -----
   Balance at end of period .............      9,300,000           $0.10
                                               =========           =====

   Options exercisable at end of period .      9,300,000           $0.10
                                               =========           =====

   Weighted average fair value of options
    granted during the period ...........                          $0.00
                                                                   -----

The following table summarizes the Company's stock options outstanding at June 30, 2008:

                Options Outstanding                       Options Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                                Average     Weighted                    Weighted
 Range of        Number        Remaining     Average       Number        Average
 Exercise    Outstanding at   Contractual   Exercise   Exercisable at   Exercise
  Price      June 30, 2008       Life         Price    June 30, 2008      Price
----------   --------------   -----------   --------   --------------   --------
$0.07-0.08        7,750,000    4.15 Years   $  0.073        7,750,000   $  0.073
      0.35          250,000    0.25 Years       0.35          250,000       0.35
 0.19-.020        1,300,000    1.80 Years       0.20        1,300,000       0.20
             --------------                 --------   --------------   --------
                  9,300,000                 $   0.10        9,300,000   $   0.10
             ==============                 ========   ==============   ========

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Common Stock Warrants
---------------------

Stock warrant activity for the six months ended June 30, 2008 is summarized as follows:

                                               Number of     Weighted Average
                                                Shares        Exercise Price
                                              ----------     ----------------
   Outstanding at December 31, 2007 .....     67,811,613           $0.16
      Granted ...........................              -               -
      Exercised .........................              -               -
      Cancelled .........................       (200,000)           0.30
                                              ----------           -----
   Outstanding at June 30, 2008 .........     67,611,613           $0.16
                                              ==========           =====

The following table summarizes the Company's stock warrants outstanding at June 30, 2008:

                Warrants Outstanding                      Warrants Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                                Average     Weighted                    Weighted
 Range of        Number        Remaining     Average       Number        Average
 Exercise    Outstanding at   Contractual   Exercise   Exercisable at   Exercise
   Price     June 30, 2008       Life         Price    June 30, 2008     Price
----------   --------------   -----------   --------   --------------   --------
$0.35-0.55        8,218,455    2.00 Years   $   0.40       8,218,455    $   0.40
 0.16-0.20        4,815,750    2.05 Years       0.18       4,815,750        0.18
      0.12       52,477,408    4.25 Years       0.12      52,477,408        0.12
      0.10        2,100,000    3.75 Years       0.10       2,100,000        0.10
             --------------                 --------   --------------   --------
                 67,611,613                 $   0.16      67,611,613    $   0.16
             ==============                 ========   ==============   ========

NOTE 9 - FOREIGN OPERATIONS

As of June 30, 2008 the majority of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at June 30, 2008 and December 31, 2007 as well as revenues for the six months ended June 30, 2008 are as follows:

                                                        Peoples'
                                            United      Republic
                                            States      of China        Total
                                          ----------   -----------   -----------
Revenues for the six months ended
  June 30, 2008 ........................  $   39,053   $16,925,854   $16,964,907

Revenues for the six months ended
  June 30, 2007 ........................      51,560             -        51,560

Identifiable assets at June 30, 2008 ...     653,435    14,296,703    14,950,138

Identifiable assets at December 31, 2007   1,046,735    10,227,557    11,274,292

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the period ended June 30, 2008, the Company operated in three reportable business segments - (1) Aohong segment (2) Biometrics segment, and (3) Big Tree segment (discontinued). The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately. In the 2007 period, the Company operated in the Biometrics segments and did not have any other reportable segments.

Condensed information with respect to these reportable business segments for the six months ended June 30, 2008 is as follows:

                                                                              Big Tree
                                                 Aohong      Biometrics       Segment
                                                 Segment     Segment (1)   (discontinued)   Consolidated
                                              ------------   -----------   --------------   ------------
Net Revenues ..............................   $ 16,925,854   $   39,053    $            -   $ 16,964,907
Cost of sales (excluding depreciation) ....     15,066,310        3,748                 -     15,070,058
Cost of sales - depreciation ..............         76,966            -                 -         76,966
Operating expenses (excluding depreciation)        563,832      624,873            10,584      1,199,289
Depreciation and amortization .............         45,766        1,414                 -         47,180
Interest expense ..........................         21,950            -                 -         21,950
Net income (loss) .........................        522,576     (622,144)                -        (99,568)
Segment Assets ............................     14,296,703      653,435                 -     14,950,138

(1) Includes all general and administrative expenses incurred in the United States.

NOTE 11 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the six months ended June 30, 2008, statutory reserve activity is as follows:

                                                      AoHong       Total
                                                     --------     --------
      Balance - December 31, 2007 ..............     $628,017     $628,017
      Additional to statutory reserves .........       51,231       51,231
                                                     --------     --------
      Balance - June 30, 2008 ..................     $679,248     $679,248
                                                     ========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

         The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the three and six months ended June 30, 2008 and 2007 and notes thereto contained elsewhere in this report.

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

         In June 2007 we closed the acquisition of a majority of AoHong, a Chinese-based company which distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays. We selected AoHong as an acquisition target as we believe that its business model has shown continuous historical growth over the past several years and that there is potential for additional growth in this sector. We began reporting AoHong's operations during the third quarter of 2007 and revenues from AoHong represent in excess of 99% of our total net revenues for the six months ended June 30, 2008. Our current base of customers for our biometric products consists of one large enterprise level client and revenues from this segment represented less than 1% of our consolidated net revenues for the six months ended June 30, 2008.

         Currently, our operations are conducted in two segments as follows:

         o  AoHong,
         o  Biometrics, and

         The minority owners of each of AoHong are responsible for the day to day operations at those companies. Our biometric division will continue operating as it has historically and requires minimal funding to operate.

         Our commitment to AoHong required us to provide an aggregate of $3,380,000 of additional registered capital between September 2007 and June 2009. We used $1,200,000 from our completed unit offering for the initial commitment of this obligation which included our commitment for June 2008, but will be required to raise additional capital to fund the balance of the obligation, including $600,000 which is due on or before December 31, 2008 and the remaining $1,580,000 which is due on or before June 27, 2009.

DISPOSITION OF BIG TREE

         In August 2007, we closed the acquisition of a majority of Big Tree, which together with its subsidiary Jieyang Big Tree, was a development stage company based in China that intends to operate in the toy business. We had acquired the 60% equity interest in Big Tree from CDI China, Inc., a wholly-owned subsidiary of China Direct, Inc. ("China Direct"). Under the terms of the agreement, we paid CDI China, Inc. $400,000 and issued it 10,000,000 shares of our common stock. Because China Direct owned approximately 17% of our common stock at the time of the transaction and was considered a related party, the value of the 10,000,000 shares issued was valued at our par value.

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

Inventory

         Inventory is stated at the lower of average cost or market price and consist of finished goods.

Marketable Securities

         Marketable equity securities consist of an investment in equity of a publicly-traded company and are stated at market value based on the most recently traded price of these securities at June 30, 2008. Our marketable securities are classified as trading securities at June 30, 2008. Realized and unrealized gains and losses on trading securities are included in earnings. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other- than-temporary impairment, an impairment loss is recognized as a realized loss.

         Additionally, we considered EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). According to EITF 03-01, a security is impaired when its fair value is less than its carrying value, and an impairment is other than-temporary if the investor does not have the "ability and intent" to hold the investment until a forecasted recovery of its carrying amount. EITF 03-01 holds that the impairment of each security must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. We intend to hold our investment in marketable securities for a period of time sufficient to allow for any anticipated recovery in market value. Paragraph 16 of SFAS 115 and SAB Topic 5M provide that numerous factors must be considered, including the following, in determining whether a decline in value requires a write-down to a new cost basis for an individual security, which we consider:

      o The length of time and extent to which the market value has been less than cost;

      o The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer (e.g., changes in technology, or the planned discontinuance of a line of business); and

      o The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115". SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair v

         In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R.

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

         In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

         In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

         On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on our consolidated financial statements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
-------------------------------------------------------------------------

NET REVENUES, COST OF SALES AND TOTAL OPERATING EXPENSES

         Overall, for the six months ended June 30, 2008, our revenues increased significantly as a result of the acquisition of AoHong in the second quarter of 2007. We believe that a direct comparison of our consolidated results of operations for the six months ended June 30, 2008 to the six months ended June 30, 2007 may not be meaningful as a result of this acquisition which has transformed our company. Because the transaction closed on June 27, 2007, we did not report any revenues from AoHong during the six months ended June 30, 2007. The following table provides certain financial data on each of our operating segments for the six months ended June 30, 2008.

                           Aohong       Biometrics      Big Tree
                           Segment      Segment (1)     Segment     Consolidated
                         -----------    -----------     --------    ------------
Net revenues ..........  $16,925,854    $    39,053     $      -    $ 16,964,907
Cost of sales .........   15,143,276          3,748            -      15,147,024
                         -----------    -----------     --------    ------------
Gross profit ..........    1,782,578         35,305            -       1,817,883
Gross profit margin ...         9.9%          90.4%            -           10.7%
Operating expenses ....      562,418        626,287       10,584       1,199,289
Operating expenses as a
  percentage of net
  revenues ............         3.1%       1,603.7%           NM            7.1%
Operating income (loss)    1,220,160       (590,982)     (10,584)        618,594
Operating margin ......         6.8%             NM           NM            3.6%
                         ===========    ===========     ========    ============

NM = not meaningful

(1) We include our corporate operating expenses with the operating expenses of this segment.

         AoHong generates net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications and from the repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. During the six months ended June 30, 2008 approximately 17.7% of its net revenue were from the sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale, approximately 21.8% were from custom mixing of various raw materials in accordance with customer specifications into a new product, and the remaining approximate 60.5% of its net revenues were from distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Cost of sales at AoHong represents costs of the raw materials. We anticipate that AoHong's revenues will be comparable for the balance of fiscal 2008.

         The Biometrics segment does not incur any cost of sales associated with the service and maintenance revenues and cost of sales represents costs associated with the hardware sold. Net revenues from the biometrics segment, which represented our sole operations during the six months ended June 30, 2007, decreased approximately 24% as a result of a decline in the renewal of maintenance agreements. We do not anticipate that the revenues in our Biometics segment will return to historical levels in the future.

         For the six months ended June 30, 2008, total operating expenses increased $496,844, or approximately 70.7%, to $1,199,289 as compared to $702,445 for the six months ended June 30, 2007. Included in this period to period change are increases in:

      o Selling expenses which consists of shipping and freight and other selling expenses at AoHong amounted to $420,335. For the six months ended June 30, 2008, these selling expenses were approximately 2.5% of AoHong's net revenues for the period,

      o For the six months ended June 30, 2008, consulting and investor relation expense amount to $290,021 as compared to $362,160 for the six months ended June 30, 2007, a decrease of $72,139 or 20%. This reduction is attributable to timing of the amortization of these expenses.

      o For the six months ended June 30, 2008, compensation and related taxes amounted to $200,566 as compared to $200,630 for the six months ended June 30, 2007, a decrease of $64, or less than 1%. For the six months ended June 30, 2008, compensation and related taxes of AoHong amounted to $104,390 and $96,176 is attributable to our Biometrics segment. We had an increase of $104,390 related to the AoHong segment offset by a decrease in compensation and related taxes of $104,454 in our Biometrics segment related to a reduction of staff, and

      o For the six months ended June 30, 2008, general and administrative expenses amounted to $288,367 as compared to $139,655 for the six months ended June 30, 2007, an increase of $148,712, or 106.5%. For the six months ended June 30, 2008, general and administrative expenses which are attributable to AoHong amounted to $62,227, net of the recording of bad debt recovery income of $196,862 related to the collection of accounts receivables previously written off. Included in this increase was an increase in our professional fees increased by $119,501 due to increased accounting fees attributable to the audit of Aohong.

TOTAL OTHER INCOME (EXPENSES)

         Total other income (expense) amounted to $(7,714) for the six months ended June 30, 2008 as compared to $262 in the six months ended June 30, 2007. This increase in other expenses reflects an increase in interest expense of $20,700 relating to debt obligations of AoHong and an increase in realized and unrealized losses on marketable equity securities of $47,343 consisting of a realized gain on the sale of marketable equity securities of $1,189 offset by a unrealized loss in marketable securities of $48,532 as a result of the revaluation to fair market value of our investment in marketable securities. These increases were offset by an increase in interest income of $8,506 as a result of our higher cash balances together with a foreign currency transaction gain of $5,649, and the recording of a gain on the sale on the Big Tree acquisition of $45,912.

         As it is likely that we will seek to raise additional capital during 2008, we are unable at this time to predict any increase or decrease in total other income (expenses) during the balance of 2008.

NET LOSS

         Net loss for the six months ended June 30, 2008 decreased by $553,985 to $99,568 from a net loss of $653,553 for the six months ended June 30, 2007. For the six months ended June 30, 2008, our net loss was attributable to a net loss from our Biometrics segment of $(622,144) offset by net income from our AoHong segment of $522,576.

COMPREHENSIVE INCOME

         As described elsewhere herein, the functional currency of AoHong is the RMB. The financial statements of AoHong are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $216,631 for the six months ended June 30, 2008 as compared to a comprehensive loss of $(653,553) for the six months ended June 30, 2007. This non-cash gain had the effect of reducing our net loss.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
-----------------------------------------------------------------------------

NET REVENUES, COST OF SALES AND TOTAL OPERATING EXPENSES

         Overall, for the three months ended June 30, 2008, our revenues increased significantly as a result of the acquisition of AoHong in the second quarter of 2007. A direct comparison of our consolidated results of operations for the three months ended June 30, 2008 to the three months ended June 30, 2007 may not be meaningful as a result of this acquisition which has transformed our company. The following table provides certain financial data on each of our operating segments for the three months ended June 30, 2008.

                           Aohong       Biometrics      Big Tree
                           Segment      Segment (1)     Segment     Consolidated
                         -----------    -----------     --------    ------------
Net revenues ..........  $10,433,724    $    23,706     $      -    $ 10,457,430
Cost of sales .........    9,460,121            268            -       9,460,389
                         -----------    -----------     --------    ------------
Gross profit ..........      973,603         23,438            -         997,041
Gross profit margin ...         9.3%          98.9%            -            9.5%
Operating expenses ....      144,493        135,557        3,942         283,992
Operating expenses as a
  percentage of net
  revenues ............         1.4%         571.8%           NM            2.7%
Operating income (loss)      829,110       (112,119)      (3,942)        713,049
Operating margin ......         7.9%       (473.0)%           NM            6.8%
                         ===========    ===========     ========    ============

NM = not meaningful

(1) We include our corporate operating expenses with the operating expenses of this segment.

         The Biometrics segment does not incur any cost of sales associated with the service and maintenance revenues and cost of sales represents costs associated with the hardware sold.

         For the three months ended June 30, 2008, total operating expenses decreased $227,403, or approximately 44.5%, to $283,992 as compared to $511,395 for the three months ended June 30, 2007. Included in this period to period change are increases in:

      o Selling expenses which consists of shipping and freight and other selling expenses at AoHong amounted to $150,319. For the three months ended June 30, 2008, these selling expenses were approximately 1.4% of AoHong's net revenues for the period,

      o For the three months ended June 30, 2008, consulting and investor relation expense amount to $25,201 as compared to $333,375 for the three months ended June 30, 2007, a decrease of $308,174 or 92.4%. This decrease was attributable timing of the amortization of these expenses, and;

      o For the three months ended June 30, 2008, compensation and related taxes amounted to $101,839 as compared to $114,983 for the three months ended June 30, 2007, a decrease of $13,144 or 11.4%. For the three months ended June 30, 2008, compensation and related taxes of AoHong amounted to $55,699 and $46,140 is attributable to our Biometrics segment. We had an increase of $55,699 related to the AoHong segment offset by a decrease in compensation and related taxes of $68,843 in our Biometrics segment related to a reduction of staff, and;

      o For the three months ended June 30, 2008, general and administrative expenses amounted to $6,633 as compared to $63,037 for the three months ended June 30, 2007, a decrease of $56,404, or 89.5%. For the three months ended June 30, 2008, general and administrative expenses which are attributable to AoHong amounted to $(36,991), net of the recording of bad debt recovery income of $196,862 related to the collection of accounts receivables previously written off. Included in our general and administrative expenses is an increase in our professional fees of $58,168 due to increased accounting fees attributable to the Aohong audits.

TOTAL OTHER INCOME (EXPENSES)

         Total other income (expense) amounted to $(15,823) for the three months ended June 30, 2008 as compared to $142 for the three months ended June 30, 2007. This increase in other expenses reflects an increase in interest expense of $16,296 relating to debt obligations of AoHong and an increase in realized and unrealized losses on marketable equity securities of $47,343 as described above. These increases were offset by an increase in interest income of $1,009 as a result of our higher cash balances together with a foreign currency transaction gain of $753, and the recording of a gain on the sale of the Big Tree of $45,912.

         As it is likely that we will seek to raise additional capital during 2008, we are unable at this time to predict any increase or decrease in total other income (expenses) during the balance of 2008.

NET INCOME (LOSS)

         Net income for the three months ended June 30, 2008 amounted to $233,561 as compared to a net loss of $(490,080) for the three months ended June 30, 2007. For the three months ended June 30, 2008, our net loss was attributable to a net loss from our Biometrics segment of $(151,809) offset by net income from our AoHong and discontinued Big Tree segment of $385,370.

COMPREHENSIVE INCOME

         As described elsewhere herein, the functional currency of AoHong is the RMB. The financial statements of AoHong are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $451,545 for the three months ended June 30, 2008 as compared to a comprehensive loss of $(490,080) for the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected financial information from our balance sheets at June 30, 2008 and December 31, 2007.

                               June 30,        December 31,          Increase
                               2008 ($)           2007 ($)        (Decrease) ($)
                              ----------       ------------       --------------

Working capital .........      4,864,420         5,054,602            (190,182)
Cash ....................        771,716         2,012,480          (1,240,764)
Total current assets ....     10,774,474         8,107,182           2,667,292
Total assets ............     14,950,138        11,274,292           3,675,846
Total current liabilities      5,910,054         3,052,580           2,857,474
Total liabilities .......      5,910,054         3,052,580           2,857,474

         At June 30, 2008, our cash is located in the following geographic areas:

                                                AMOUNT         % OF TOTAL
                                               --------        ----------

         United States ...............         $216,437           28.0%
         China .......................          555,279           72.0%
                                               --------          -----
                                               $771,716          100.0%
                                               ========          =====

         Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

         The following table provides certain comparative information on the changes in our total assets and total liabilities at June 30, 2008 from December 31, 2007:

                                                      June 30,      December 31,       Increase
                                                      2008 ($)         2007 ($)     (Decrease) ($)
                                                     ----------     ------------    --------------
Accounts receivable, net ......................       5,047,816       4,220,692         827,124
Notes receivable ..............................          68,395         333,168        (264,773)
Inventory, net ................................       3,412,731       1,100,023       2,312,708
Prepaid expense and other current assets ......       1,102,750         440,819         661,931
Restricted cash ...............................         698,507         437,511         260,996
Property and equipment and land use rights, net       3,365,975       2,004,941       1,361,034
Due from related party ........................               -         465,982        (465,982)
Notes payable .................................       3,193,020       1,665,667       1,527,353
Accounts payable and accrued expenses .........       1,246,237         701,172         545,065
Advances from customers .......................         250,630          96,624         154,006
Taxes payable .................................         250,423         265,282         (14,859)
Due to related parties ........................         935,381         308,346         627,035

         At June 30, 2008, our cash balance was $771,716 as compared to $2,012,480 at December 31, 2007, a decrease of $1,240,764. This decrease in cash was primarily attributable to increases in accounts receivable of $827,124, inventory of $2,312,708 and prepaid expenses and other current assets of $661,931, the increase in restricted cash of $260,996, and the purchase of property and equipment of $1,398,175 which included the acquisition of manufacturing equipment for our newly completed facility. The uses of cash were offset by increases in our cash primarily attributable to a decrease in notes receivable of $264,773, increases in accounts payable of $545,065 and advances from customers of $154,006, and the receipt of proceeds from loans payable of $1,527,353. The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets at June 30, 2008 and December 31, 2007 and does necessarily reflect changes in assets and liabilities reflected on our cash flow statement, which we use the average foreign exchange rate during the period to calculate these changes.

         At June 30, 2008, accounts receivable included $4,992,291 due AoHong, net of an allowance for doubtful accounts of $0, and $55,525 due to our Biometrics division, net of an allowance for doubtful accounts of $6,300. At December 31, 2007 accounts receivable included $4,202,912 due AoHong, net of an allowance for doubtful accounts of $180,910, and $17,780 due to our Biometrics division, net of an allowance for doubtful accounts of $6,300. During the six months ended June 30, 2008, we recognized bad debt recovery income from the collection of accounts receivable previously written off and accordingly, based on management's review, we eliminated our allowance for doubtful accounts related to our AoHong segment. At June 30, 2008, notes receivable amounted to $68,395 as compared to $333,168 at December 31, 2007, a decrease of $264,773 attributable to the collection of the respective notes receivable balances. At June 30, 2008, notes receivable of $68,395 represented amounts due AoHong from one customer for the purchase of finished goods which is due in the third quarter of 2008. These obligations, which are similar to accounts receivable, are due in through October 2008. Based upon historical experience with these customers, AoHong anticipates that the notes receivable will be paid in accordance with its terms.

         Inventory at June 30, 2008 represented approximately $3,405,500 at AoHong representing finished goods and approximately $7,500 of finished goods at our Biometrics division. The increase in inventory was attributable to the seasonality of our AoHong business.

         At June 30, 2008, prepaid expenses and other current assets primarily consisted of payments of $484,479 to AoHong's suppliers for merchandise that had not yet been delivered to it and other receivables of $618,271. Included prepaid expenses and other assets at June 30, 2008 is approximately $400,000 due AoHong by Shanghai Mengjin Chemical Co., Ltd., a Chinese joint venture of which AoHong is a 60% partner. These funds were advanced to the joint venture between April 2008 and June 2008 for working capital and are to be repaid, together with interest at the bank rate of the period, on September 30, 2008.

         Property and equipment and land use rights, net at June 30, 2008 include $3,445,102 attributable to AoHong with the balance of $1,722 attributable to our Biometrics segment. The increase from December 31, 2007 was attributable to the construction of our new factory as well as the acquisition of manufacturing equipment. We believe that this investment, which both increased AoHong's storage capacity for bulk raw materials as well as its ability to repackage inventory for resale, will enable it to both reduce its costs through increased volume purchases as well as reducing the time necessary to meet customer orders.

         Due from related party at December 31, 2007 represented amounts Jieyang Big Tree advanced to Shantou Dashu Toy Enterprise Co., Ltd., a company co-founded by Ms. Guihong Zheng and Mr. Wei Lin, officers of Big Tree and Jieyang Big Tree, which were made prior to our acquisition of a controlling interest in Big Tree. This advance did not bear interest and was due on demand. On April 20, 3008, we sold our interest in Big Tree and, accordingly, this amount is no longer being reflected on our balance sheet.

         Included in notes payable at June 30, 2008 was $1,421,753 due by AoHong to banks with maturity dates between August 28, 2008 and April 7, 2009. During the six months ended June 30, 2008, net proceeds from loans were approximately $1,380,000. The loan proceeds were used for working capital purposes and bear annual interest ranging from 6.9% to 8.96%. We expect to repay these loans from working capital. Included in notes payable at June 30, 2008 is $1,746,267 due by AoHong under bank acceptance payables which are similar to a postdated check. When the bank endorses the order for payment as "accepted", it assumes responsibility for ultimate payment to the holder of the acceptance, generally a vendor of the Company. The bank acceptance payable is payable on demand and is secured by restricted cash which remains on deposit at the bank of $698,507 at June 30, 2008. Finally, included in notes payable at June 30, 2008 and December 31, 2007 is $25,000 attributable to our Biometrics segment and represents the remaining principal amount due under notes issued by us in a 2003 private placement. This amount is due on demand.

         At June 30, 2008, account payable and accrued expenses amounted to $1,246,237 as compared to $701,172 at December 31, 2007, an increase of $545,065. The increase was related to the seasonal increase in our inventory levels. At June 30, 2008, accounts payable and accrued expenses included approximately $1,130,483 attributable to AoHong and approximately $115,754 attributable to our Biometrics division.

         Advances from customers of $250,630 at June 30, 2008 represented prepayments from AoHong's customers, an increase of $154,006 from $96,624 at December 31, 2007. The increase was attributable to increased sales for the period.

         Due to related parties at June 30, 2008 represents amounts loaned to AoHong by its Chairman and members of his family for working capital purposes. These loans, which were primarily made during the six months ended June 30, 2007 and during the quarter ended June 30, 2008, do not bear any interest and are due on demand. We borrowed funds from related parties to offset uses in cash due to the purchase of property and equipment of approximately $1,400,000, and to fund increases in our inventory balances as we entered our peak sales season. During the six months ended June 30, 2008, we received advanced from Mr. Aihua Hu for working capital purposes in the amount of approximately $590,000 for working capital purposes. These advances are non-interest bearing and payable on demand.

         For the six months ended June 30, 2008, net cash used in operating activities amounted to $1,919,266. For the six months ended June 30, 2008, we used cash to fund our net loss of $99,568 as well as for an increase in accounts receivable of $354,786, an increase in inventory of $2,178,556 and prepaid expenses and other current assets of $595,459. This was offset by an increase in accounts payable and accrued expenses of $216,792, by decreases of $237,960 in other assets, advances from customers of $143,590 and deferred revenue of $18,874 as well as an add-back of $448,575 for non cash expenses including stock-based compensation of $10,400, contributed services of $110,000, depreciation and amortization of $124,146, and the minority interest of $389,685.

         For the six months ended June 30, 2007, net cash used in operating activities amounted to $175,780 and was attributable primarily to the net loss of $653,553 and the repayments for accrued expenses of $9,987 and an increase in deferred revenue of $27,624 offset by stock-based compensation of $440,375, depreciation of $1,644, the receipt of cash from accounts receivable of $56,538, and other non-cash items and changes in asset and liability accounts of $16,827.

         Net cash used in investing activities for the six months ended June 30, 2008 was $1,319,391 and was attributable to the purchase of property and equipment of $1,398,175, which included the acquisition of manufacturing equipment for our newly completed facility, and the increase in restricted cash of $226,224 offset by a decrease in notes receivable of $278,089, and proceeds from the sale of marketable equity securities of $26,919. For the six months ended June 30, 2007, we received cash in the acquisition of Aohong of $703,577.

         Net cash provided by financing activities was $1,971,328 for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $105,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we received net proceeds of $1,381,381 from in notes payable due to Country Commercial Bank HuaTing Branch and we received proceeds from related party advances of $589,947 which were used by AoHong to fund the repayment of the bank loans, to fund the purchase of property and equipment and to fund increases in our inventory balances as we entered our peak sales season. For the six months ended June 30, 2007, we raised $105,000 from the sale of our securities.

         As a result of the above, net cash decreased by $1,240,764 during the six months ended June 30, 2008, which included $26,565 which was the effect of the exchange rate on our cash, as compared to $0 during the six months ended June 30, 2007.

         We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures. However, under the terms of our purchase agreement with AoHong, we are required to contribute an additional $2,180,000 to its registered capital, including an additional $600,000 on or before December 31, 2008 and the remaining $1,580,000 on or before June 27, 2009. In addition, we will require additional capital to pay our general operating expenses, debt obligations and related party advances. Currently, our cash on hand and the value of the marketable equity securities we hold are not be sufficient for all of our capital needs. Accordingly, we will be required to raise additional capital to fund these commitments and to pay our operating expenses. While AoHong has historically reported profitable operations, under Chinese law we are not able to use funds from that company to pay operating expenses in the U.S. In addition, we have contractually agreed not to sell additional securities until at least September 2008. As a result, we may not have access to the capital necessary to fully develop our operations and satisfy our obligations as they become due.

         As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing subject to the contractual limitations we have agreed to with the purchasers in our recently completed unit offering which expires in September 2008. Even if we are successful in raising additional capital as necessary, such a raise will further impact our shareholders. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

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

         None.

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

                                   CHINA AMERICA HOLDINGS, INC.

Date:    August 15, 2008           By: /s/ Dore Scott Perler
                                       ---------------------
                                   Dore Scott Perler, Director, Chief Executive
                                   Officer and President, principal executive
                                   officer, principal financial and accounting
                                   officer