Form 10-Q
period 2008-09-30
CHINA AMERICA HOLDINGS, INC.
filed 2008-11-19
CIK 1093903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 135,810,792 shares of common stock are issued and outstanding as of November 14, 2008.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2008

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements. .............................................   4
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  23
Item 3.  Quantative and Qualitative Disclosures About Market Risk. ......... n/a
Item 4T  Controls and Procedures. ..........................................  37
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  37
Item 1A. Risk Factors. ..................................................... n/a
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  37
Item 3.  Defaults Upon Senior Securities. ..................................  37
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  37
Item 5.  Other Information. ................................................  37
Item 6.  Exhibits. .........................................................  38

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

               INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

- "China America" "we", the "Company", "us", "ours", and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and its subsidiaries,

- "AoHong" refers to Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong's wholly-owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company, and

-  "PRC" or "China" refers to the People's Republic of China.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                                                    September 30,   December 31,
                                                                    ------------    ------------
                                                                        2008           2007 *
                                                                    ------------    ------------
                                                                     (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS:
   Cash .........................................................   $  1,090,753    $  2,012,480
   Marketable equity securities, at market - restricted .........        213,338               -
   Accounts receivable, net of allowance for doubtful accounts of
      $0 and $187,210, respectively .............................      4,536,418       4,220,692
   Notes receivable .............................................        577,377         333,168
   Inventory ....................................................      2,526,093       1,100,023
   Prepaid expense and other current assets .....................      1,412,034         440,819
                                                                    ------------    ------------

      Total current assets ......................................     10,356,013       8,107,182
                                                                    ------------    ------------

LONG-TERM ASSETS:
   Restricted cash ..............................................        525,156         437,511
   Property and equipment, net ..................................      3,475,684       1,928,137
   Prepaid land use rights, net .................................         80,596          76,804
   Due from related party- discontinued operation ...............              -         465,982
   Other assets .................................................         30,755         258,676
                                                                    ------------    ------------

      Total other assets ........................................      4,112,191       3,167,110
                                                                    ------------    ------------

      Total assets ..............................................   $ 14,468,204    $ 11,274,292
                                                                    ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
   Notes payable ................................................   $  3,559,892    $  1,665,667
   Accounts payable and accrued expenses ........................        916,692         701,172
   Advances from customers ......................................        159,586          96,624
   Taxes payables ...............................................        502,494         265,282
   Due to related parties .......................................        344,264         308,346
   Deferred revenue .............................................              -          15,489
                                                                    ------------    ------------

      Total current liabilities .................................      5,482,928       3,052,580
                                                                    ------------    ------------

MINORITY INTEREST ...............................................      4,970,035       4,378,042
                                                                    ------------    ------------

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 500,000,000 shares authorized;
     135,810,792 and 135,700,792 shares issued and outstanding
     at September 30, 2008 and December 31, 2007, respectively ..        135,811         135,701
   Additional paid-in capital ...................................     19,661,352      19,541,062
   Statutory reserves ...........................................        694,119         628,017
   Accumulated deficit ..........................................    (16,724,473)    (16,559,325)
   Other comprehensive income ...................................        248,432          98,215
                                                                    ------------    ------------

      Total shareholders' equity ................................      4,015,241       3,843,670
                                                                    ------------    ------------

      Total liabilities and shareholders' equity ................   $ 14,468,204    $ 11,274,292
                                                                    ============    ============

* Derived from audited consolidated financial statements.

                    See notes to unaudited consolidated financial statements.
                                                4

                                         CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                              For the Three Months Ended        For the Nine Months Ended
                                                                     September 30,                     September 30,
                                                            ------------------------------    ------------------------------
                                                                 2008             2007             2008             2007
                                                            -------------    -------------    -------------    -------------
Net revenues ............................................   $  10,143,922    $   7,897,814    $  27,108,829    $   7,949,374

Cost of sales ...........................................       9,463,667        6,663,440       24,610,691        6,666,370
                                                            -------------    -------------    -------------    -------------

Gross profit ............................................         680,255        1,234,374        2,498,138        1,283,004
                                                            -------------    -------------    -------------    -------------

Operating expenses:
   Selling expenses .....................................         214,548          158,825          634,883          158,825
   Consulting and investor relations expense ............          10,045          313,830          300,066          675,990
   Compensation and related taxes .......................         101,244          538,744          301,810          739,374
   General and administrative ...........................         170,357          432,707          458,724          572,362
                                                            -------------    -------------    -------------    -------------

      Total operating expenses ..........................         496,194        1,444,106        1,695,483        2,146,551
                                                            -------------    -------------    -------------    -------------

Income (loss) from operations ...........................         184,061         (209,732)         802,655         (863,547)
                                                            -------------    -------------    -------------    -------------

Other income (expenses):
   Interest income ......................................           3,412            4,617           13,430            6,129
   Interest expense .....................................         (29,893)         (12,901)         (51,843)         (14,151)
   Realized and unrealized loss on marketable equity
     securities .........................................           2,335                -          (45,008)               -
   Gain on sale of Big Tree subsidiaries ................               -                -           45,912                -
   Foreign currency transaction gain ....................             266                -            5,915                -
                                                            -------------    -------------    -------------    -------------

      Total other income (expenses) .....................         (23,880)          (8,284)         (31,594)          (8,022)
                                                            -------------    -------------    -------------    -------------

Income (loss) before income taxes and minority interest .         160,181         (218,016)         771,061         (871,569)

Minority interest in income of subsidiaries .............        (111,338)        (311,553)        (501,023)        (311,553)
                                                            -------------    -------------    -------------    -------------

Income (loss) before income taxes .......................          48,843         (529,569)         270,038       (1,183,122)

Provision for income taxes ..............................         (48,321)               -         (369,084)               -
                                                            -------------    -------------    -------------    -------------

Net income (loss) .......................................   $         522    $    (529,569)   $     (99,046)   $  (1,183,122)
                                                            =============    =============    =============    =============

Comprehensive income (loss):
   Net income (loss) ....................................   $         522    $    (529,569)   $     (99,046)   $  (1,183,122)

   Other comprehensive income:
      Unrealized loss on marketable equity securities ...        (157,727)               -         (157,727)               -
      Unrealized foreign currency translation gain (loss)          (8,255)          15,956          307,944           15,956
                                                            -------------    -------------    -------------    -------------

   Comprehensive income (loss) ..........................   $    (165,460)   $    (513,613)   $      51,171    $  (1,167,166)
                                                            =============    =============    =============    =============

Net income (loss) per common share - basic ..............   $           -    $       (0.01)   $           -    $       (0.02)
                                                            =============    =============    =============    =============
Net income (loss) per common share - diluted ............   $           -    $       (0.01)   $           -    $       (0.02)
                                                            =============    =============    =============    =============

Weighted average number of shares outstanding:
   Basic ................................................     135,810,792       89,689,547      135,798,967       68,334,917
                                                            =============    =============    =============    =============
   Diluted ..............................................     135,810,792       89,689,547      135,798,967       68,334,917
                                                            =============    =============    =============    =============

                                  See notes to unaudited consolidated financial statements.
                                                              5

                            CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                       ----------------------------
                                                                           2008            2007
                                                                       ------------    ------------
Cash flows from operating activities:
   Net loss ........................................................   $    (99,046)   $ (1,183,122)
                                                                       ------------    ------------
   Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization ................................        221,061          30,958
      Common stock, warrants and options issued for services .......         10,400       1,170,365
      Contributed services .........................................        110,000               -
      Minority interest ............................................        501,023         311,553
      Allowance for doubtful accounts ..............................       (199,385)              -
      Realized and unrealized loss on marketable equity securities .         45,008               -
      Gain on sale of Big Tree subsidiaries ........................        (45,912)              -
   Changes in assets and liabilities:
      Accounts receivable ..........................................        165,058         219,142
      Inventory ....................................................     (1,353,039)        629,147
      Prepaid expenses and other ...................................       (922,666)         92,048
      Other assets .................................................        245,239         (15,530)
      Accounts payable and accrued expenses ........................       (110,397)       (528,311)
      Taxes payable ................................................        502,654               -
      Advances from customers ......................................         56,510        (538,571)
      Deferred revenue .............................................        (15,489)        (44,943)
                                                                       ------------    ------------

         Total adjustments .........................................       (789,935)      1,325,858
                                                                       ------------    ------------

Net cash (used in) provided by operating activities ................       (888,981)        142,736
                                                                       ------------    ------------

Cash flows from investing activities:
   Cash acquired in acquisition ....................................              -         703,577
   Cash used in acquisition ........................................              -        (398,661)
   Increase in notes receivable ....................................       (221,972)       (174,183)
   Proceeds from sale of marketable equity securities ..............         29,254               -
   Purchase of property and equipment ..............................     (1,637,013)       (240,335)
   Increase in restricted cash .....................................        (58,369)              -
   Refund on land use rights .......................................              -          24,539
                                                                       ------------    ------------

Net cash flows used in investing activities ........................     (1,888,100)        (85,063)
                                                                       ------------    ------------

Cash flows from financing activities:
   Repayment of related party advances .............................              -        (332,976)
   Proceeds from notes payable .....................................      1,784,811               -
   Net proceeds from related party advances ........................         15,276               -
   Proceeds from sale of common stock ..............................              -       2,967,404
   Payment of placement fees and expenses ..........................              -        (333,740)
                                                                       ------------    ------------

Net cash flows provided by financing activities ....................      1,800,087       2,300,688
                                                                       ------------    ------------

Effect of exchange rate on cash ....................................         55,267          24,717
                                                                       ------------    ------------

Net (decrease) increase in cash ....................................       (921,727)      2,383,078

Cash - beginning of year ...........................................      2,012,480         152,579
                                                                       ------------    ------------

Cash - end of period ...............................................   $  1,090,753    $  2,535,657
                                                                       ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest .....................................................   $     21,950    $     12,901
                                                                       ============    ============
      Income taxes .................................................   $          -    $          -
                                                                       ============    ============

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition details:
      Fair value of assets acquired ................................   $          -    $ 10,285,935
                                                                       ============    ============
      Liabilities assumed ..........................................   $          -    $  9,099,978
                                                                       ============    ============
      Common stock issued for acquisitions .........................   $          -    $  1,197,500
                                                                       ============    ============
      Goodwill .....................................................   $          -    $    410,204
                                                                       ============    ============

                      See notes to unaudited consolidated financial statements.
                                                  6

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

         Effective June 27, 2007, the Company entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co. Ltd. ("AoHong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, the Company acquired 56.08% of the membership interests of AoHong from that company in exchange for $3,380,000 to be invested in AoHong between September 30, 2007 and July 27, 2009. In 2008 and 2007, the Company paid $800,000 and $800,000 of this investment, respectively. As part of the transaction, 12,500,000 shares of the Company's common stock valued at $1,187,500 were issued to Mr. Hu.

         AoHong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The operations of AoHong are comprised of three basic functions:

      - Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 14.5% and approximately 15.8%, respectively, of its net revenues were generated from this activity for the nine months ended September 30, 2008 and 2007,

      - Custom mixing of various raw materials in accordance with customer specifications into a new product. AoHong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 15.3% and 20% of its net revenues were generated from this activity during the nine months ended September 30, 2008 and 2007, respectively, and

      - Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 70.2% and approximately 64.2%, respectively, of its net revenues were generated from this activity during the nine months ended September 30, 2008 and 2007, respectively.

         Customers of AoHong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. During the nine months ended September 30, 2008 and 2007, approximately 32.1% and 35.2% of its net revenues were from manufacturers, including automobile, air conditioners and refrigerator manufacturers, approximately 56.1% and 56.8% of its net revenues were from air conditioners and refrigerator retailers and approximately 11.8% and 8% of its net revenues were from the export of products. Approximately 6.8% and 7% of its sales are to automobile and refrigerator manufacturers, respectively. As a result, historically AoHong has witnessed a seasonal surge in demand for refrigerant products from June to September.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At September 30, 2008, the Company had deposits of approximately $988,000 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through September 30, 2008.

         At September 30, 2008 and December 31, 2007, our bank deposits by geographic area were as follows:

              COUNTRY                SEPTEMBER 30, 2008       DECEMBER 31, 2007
--------------------------------    --------------------    --------------------
United States ..................    $  102,691      9.4%    $  998,222     49.6%
China ..........................       988,062     90.6%     1,014,258     50.4%
                                    ----------    ------    ----------    ------
Total cash and cash equivalents     $1,090,753    100.0%    $2,012,480    100.0%
                                    ==========    ======    ==========    ======

Marketable Equity Securities

         Marketable equity securities consist of an investment in equity of a publicly-traded company and are stated at market value based on the most recently traded price of these securities at September 30, 2008. The Company has marketable securities classified as available for sale securities at September 30, 2008. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Other Comprehensive Income in Shareholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an "other-than-temporary" impairment, an impairment loss is recognized as a realized loss.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

      - The length of time and extent to which the market value has been less than cost;

      - The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer (e.g., changes in technology, or the planned discontinuance of a line of business); and

      - The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

         For the nine months ended September 30, 2008 and 2007, the Company recognized an aggregate (unrealized and realized) loss of $45,008 and $0 from the sale of trading marketable equity securities and recognized an unrealized gain on trading securities, respectively, which has been reflected in the accompanying consolidated statement of operations.

Accounts Receivable

         Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of September 30, 2008 and December 31, 2007, the Company has recorded an allowance for doubtful accounts of $0 and $187,210, respectively. Inventories

         Inventories are stated at the lower of average cost or market and consist of raw materials and finished goods. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

Prepaid Expenses and Other Current Assets

         Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At September 30, 2008 and December 31, 2007, our consolidated balance sheets include prepaid expenses and other current assets of $1,412,034 and $440,819, respectively.

Property and Equipment

         Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The costs of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

Impairment of Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not incur any impairment for the nine months ended September 30, 2008 and 2007.

Advances from Customers

         Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped.

Fair Value of Financial Instruments

         Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

      - Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

      - Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

      - Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

Revenue Recognition

         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

      - The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.

      - Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

      - Revenue from the performance of services is recognized upon completion of the service.

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

                                                 For the Three Months Ended       For the Nine Months Ended
                                                       September 30,                    September 30,
                                               -----------------------------    -----------------------------
                                                    2008            2007             2008           2007
                                               -------------   -------------    -------------   -------------
Net income (loss) available to common
shareholders for basic and diluted
earnings per share .........................   $         522   $    (529,569)   $     (99,046)  $  (1,183,122)
                                               =============   =============    =============   =============

Weighted average shares outstanding - basic      135,810,792      89,689,547      135,798,967      68,334,917
Effect of dilutive securities:
Unexercised stock options and warrants .....               -               -                -               -
                                               -------------   -------------    -------------   -------------
Weighted average shares outstanding- diluted     135,810,792      89,689,547      135,798,967      68,334,917
                                               =============   =============    =============   =============
Earnings (loss) per share - basic ..........   $           -   $       (0.01)   $           -   $       (0.02)
                                               =============   =============    =============   =============
Earnings (loss) per share - diluted ........   $           -   $       (0.01)   $           -   $       (0.02)
                                               =============   =============    =============   =============

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

         The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2008 was $55,267. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of September 30, 2008, the exchange rate for the local currency, the Chinese dollar or RMB was $1 for 6.8551 RMB.

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

Comprehensive Income

         The Company follows Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2008 included net income, foreign currency translation adjustments, and an unrealized loss of marketable equity securities. The Company did not have comprehensive income in the 2007 period.

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

         In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial position and results of operations.

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

NOTE 2 - ACQUISITION AND DISPOSITION

AoHong
------

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of AoHong had occurred as of the following periods:
                                          Nine Months Ended
                                          September 30, 2007
                                          ------------------
                          Revenues ....       $23,930,000
                Costs and Expenses ....        22,664,000
                          Net Loss ....         (179,000)
         Net Loss per Common Share ....             $0.00

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

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

NOTE 3 - INVENTORIES

         At September 30, 2008 and December 31, 2007, inventories consisted of:

                                                      2008         2007
                                                   ----------   ----------
         Finished goods ........................   $2,526,093   $1,100,023
         Less: Reserve for slow moving inventory            -            -
                                                   ----------   ----------

                                                   $2,526,093   $1,100,023
                                                   ==========   ==========

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

         At September 30, 2008 and December 31, 2007, the Company held a due from related party in the amount of $0 and $465,982, respectively, which reflected advances due from Shantou Dashu Toy Enterprises Co., Ltd., a Chinese entity, to our former wholly-owned subsidiary Jieyang Big Tree. These advances were made prior to our formation of Jieyang Big Tree. Guihong Zheng, the Company's minority shareholder in Big Tree is an owner of Shantou Dashu Toy Enterprise Co., Ltd. These advances bear no interest, were due on demand, and were unsecured. On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct pursuant to which the Company transferred all of its rights, title and interest in and to 60% of the stock of Big Tree (See Note 2).

Due to related parties

         At September 30, 2008 and December 31, 2007, due to related parties, which is attributable to AoHong, consists of the following:

                                           September 30,     December 31,
                                               2008              2007
                                           -------------     ------------
         Due to Aihua Hu ..........          $306,004          $272,488
         Due to Ying Ye ...........            23,672            22,186
         Liang Wenjuan ............            14,588            13,672
                                             --------          --------

                                             $344,264          $308,346
                                             ========          ========

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

         Mr. Aihua Hu, CEO of AoHong, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu.

         In July 2008, the Company borrowed $400,000 from China Direct, Inc., a shareholder of the Company. The note is due on December 31, 2008 with interest due at 4% per annum and secured by marketable equity securities (see Note 7).

NOTE 5 - PROPERTY AND EQUIPMENT

         At September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

                                    Estimated     September 30,    December 31,
                                       Life            2008            2007
                                    ----------    -------------    ------------
Buildings ........................   20 years     $   1,516,461    $    608,551
Auto and Truck ...................    5 years           290,692         184,719
Manufacturing Equipment ..........   10 years         1,687,210         289,499
Office Equipment .................  5 -7 years           63,433          30,605
Construction in Progress .........      -               246,860         919,275
                                                  -------------    ------------
                                                      3,804,656       2,032,649

Less: Accumulated Depreciation ...                     (328,972)       (104,512)
                                                  -------------    ------------

                                                  $   3,475,684    $  1,928,137
                                                  =============    ============

         For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $219,710 and $30,958, respectively.

NOTE 6 - LAND USE RIGHTS

         AoHong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount of approximately RMB 1,067,000, fluctuated by the exchange rate. Under the terms of the agreement, AoHong has rights to use certain land until November 3, 2053. AoHong will amortize these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition). At September 30, 2008 and December 31, 2007, land use rights are valued at the following:

                                       Estimated
                                    Remaining Life       2008        2007
                                    --------------    ---------    --------
Land Use Rights ..................      46 year       $  82,847    $ 77,648
Less: Accumulated Amortization ...                       (2,251)       (844)
                                                      ---------    --------

                                                      $  80,596    $ 76,804
                                                      =========    ========

         For the nine months ended September 30, 2008 and 2007, amortization expense amounted to $1,351 and $0, respectively.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 7 - NOTES PAYABLE

         Notes payable consisted of the following at September 30, 2008 and December 31, 2007:
                                                         2008           2007
                                                     -----------    -----------
Notes payable to Country Commercial Bank HuaTing
Branch, due on January 16, 2008. Interest only
payable monthly at an annual rate of 7.38%. The
note was repaid on the due date ..................   $         -    $   341,806

Notes payable to Country Commercial Bank HuaTing
Branch, due on February 28, 2008. Interest only
payable monthly at an annual rate of 7.38%. The
note was repaid on the due date. .................             -        205,083

Notes payable to Country Commercial Bank HuaTing
Branch, due on April 7, 2009. Interest only
payable quarterly at an annual rate of 8.964%.
Secured by the buildings located at 333 and 338
Huhua E.Rd Jiading Shanghai. .....................       364,692              -

Notes payable to Industrial and Commercial Bank of
China Anshan Road Branch, due on February 10,
2009. Interest only payable quarterly at an annual
rate of 6.7068%. Secured by Accounts Receivable of
Shanghai 3F Material Co. Ltd. amount of $551,414.        551,414              -

Notes payable to Industrial and Commercial Bank of
China Anshan Road Branch, due on October 10, 2008.
Interest only payable quarterly at an annual rate
of 6.8985%. Secured by accounts receivable of
Shanghai 3F Material Co. Ltd. amount of $498,899.
The note was repaid on the due date. .............       498,899              -

Notes payable to Industrial and Commercial Bank of
China Anshan Road Branch, due on December 10,
2008. Interest only payable quarterly at an annual
rate of 6.9642%. Secured by $406,996 of accounts
receivable due from Shanghai 3F Material Co., Ltd.       406,996              -

Bank acceptances payable, non-interest bearing.
Secured by restricted cash of $525,156 at
September 30, 2008 and payable on demand. ........     1,312,891      1,093,778

Note payable to China Direct, Inc. due on December
31, 2008 with interest due at 4% per annum.
Secured by marketable equity securities. .........       400,000              -

Note payable to individual, due on demand with
interest due at 10% per annum and unsecured. .....        25,000         25,000
                                                     -----------    -----------

Total ............................................     3,559,892      1,665,667

Less: current portion ............................    (3,559,892)    (1,665,667)
                                                     -----------    -----------

Long-term portion of notes payable ...............   $         -    $         -
                                                     ===========    ===========

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 8 - SHAREHOLDERS' EQUITY

Common stock

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

         On January 18, 2008, the Company issued 50,000 shares of its common stock to two consultants for business development services rendered. The shares were issued at the fair values at the date of the issuance of $5,000 or $.10 per share based on the trading price of common shares.

         On February 8, 2008, the Company issued 60,000 shares of its common stock to a consultant to satisfy accounts payable of $5,400 for previous accounting services rendered. The shares were issued at the fair values at the date of the issuance of $5,400 or $.09 per share based on the trading price of common shares.

Stock Option Grants

         Stock option activity for the nine months ended September 30, 2008 is summarized as follows:

                                              Number of      Weighted Average
                                               Options        Exercise Price
                                              ---------      ----------------
Balance at January 1, 2008 ................   9,300,000            $ 0.10
Forfeited .................................    (250,000)             0.35
                                              ---------            ------
Balance at September 30, 2008 .............   9,050,000            $ 0.09
                                              =========            ======

Options exercisable at end of period ......   9,050,000            $ 0.09
                                              =========            ======

Weighted average fair value of options
 granted during the period ................                        $ 0.00
                                                                   ======

The following table summarizes the Company's stock options outstanding at September 30, 2008:

                Options Outstanding                       Options Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                 Number         Average     Weighted       Number       Weighted
 Range of Outstanding at Remaining Average Exercisable at Average Exercise September 30, Contractual Exercise September 30, Exercise
  Price            2008          Life         Price         2008          Price
----------   --------------   -----------   --------   --------------   --------
$0.07-0.08        7,750,000   3.90 Years    $  0.073        7,750,000   $  0.073
 0.19-0.20        1,300,000   1.55 Years        0.20        1,300,000       0.20
             --------------                 --------   --------------   --------

                  9,050,000                 $   0.09        9,050,000   $   0.09
             ==============                 ========   ==============   ========

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

Common Stock Warrants

         Stock warrant activity for the nine months ended September 30, 2008 is summarized as follows:

                                       Number of     Weighted Average
                                         Shares       Exercise Price
                                       ----------    ----------------
Outstanding at January 1, 2008 .....   67,811,613          $0.16
Cancelled ..........................   (4,011,500)          0.20
                                       ----------    ----------------
Outstanding at September 30, 2008 ..   63,800,113          $0.16
                                       ==========    ================

         The following table summarizes the Company's stock warrants outstanding at September 30, 2008:

                     Warrants Outstanding                  Warrants Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                 Number         Average     Weighted       Number       Weighted
 Range of Outstanding at Remaining Average Exercisable at Average Exercise September 30, Contractual Exercise September 30, Exercise
  Price           2008           Life        Price          2008          Price
----------   --------------   -----------   --------   --------------   --------
$0.35-0.55        8,118,455    1.75 Years   $   0.40        8,118,455   $   0.40
 0.16-0.20        1,104,250    1.80 Years       0.16        1,104,250       0.16
      0.12       52,477,408    4.00 Years       0.12       52,477,408       0.12
      0.10        2,100,000    3.50 Years       0.10        2,100,000       0.10
             --------------                 --------   --------------   --------
                 63,800,113                 $   0.16       63,800,113   $   0.16
             ==============                 ========   ==============   ========

NOTE 9 - FOREIGN OPERATIONS

         As of September 30, 2008 the majority of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at September 30, 2008 and December 31, 2007 as well as revenues for the nine months ended September 30, 2008 are as follows:

                                                         Peoples'
                                              United     Republic
                                              States     of China       Total
                                           -----------  -----------  -----------
Revenues for the nine months ended
September 30, 2008 ......................  $    39,053  $27,069,776  $27,108,829

Revenues for the nine months ended
September 30, 2007 ......................       75,690    7,873,684    7,949,374

Identifiable assets at September 30, 2008      321,761   14,146,443   14,468,204

Identifiable assets at December 31, 2007     1,046,735   10,227,557   11,274,292

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 10 - SEGMENT INFORMATION

         The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended September 30, 2008 and 2007, the Company operated in three reportable business segments - (1) AoHong segment (2) Biometrics segment, and
(3) Big Tree segment (disposed of). The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately. Information with respect to these reportable business segments for the three and nine months ended September 30, 2008 and 2007 is as follows:

                       For the Three Months Ended    For the Nine Months Ended
                             September 30,                 September 30,
                      ---------------------------   ---------------------------
                          2008           2007           2008           2007
                      ------------   ------------   ------------   ------------
Revenues:
   AoHong ..........  $ 10,143,922   $  7,873,684   $ 27,069,776   $  7,873,684
   Biometrics ......             -         24,130         39,053         75,690
                      ------------   ------------   ------------   ------------
                        10,143,922      7,897,814     27,108,829      7,949,374
                      ------------   ------------   ------------   ------------
Depreciation and
 amortization:
   AoHong ..........        96,183         28,553        218,915         28,553
   Biometrics ......           732            761          2,146          2,405
                      ------------   ------------   ------------   ------------
                            96,915         29,314        221,061         30,958
                      ------------   ------------   ------------   ------------
Interest expense:
   AoHong ..........        28,183         12,901         50,133         12,901
   Biometrics ......         1,710              -          1,710          1,250
                      ------------   ------------   ------------   ------------
                            29,893         12,901         51,843         14,151
                      ------------   ------------   ------------   ------------
Net income (loss):
   AoHong ..........       142,164        397,811        639,740        397,811
   Biometrics (1) ..      (141,642)      (927,380)      (738,786)    (1,580,933)
                      ------------   ------------   ------------   ------------
                               522       (529,569)       (99,046)    (1,183,122)
                      ------------   ------------   ------------   ------------

Identifiable assets:  September 30, 2008     December 31, 2007
                      ------------------     -----------------
   AoHong ..........     $ 14,146,443          $  9,754,217
   Biometrics ......          321,761             1,046,735
   Big Tree ........                -               473,340
                         ------------          ------------
                         $ 14,468,204          $ 11,274,292
                         ------------          ------------

(1) Includes all general and administrative expenses incurred in the United States.

                  CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 11 - STATUTORY RESERVES

         The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with the PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the nine months ended September 30, 2008, statutory reserve activity is as follows:

                                      AoHong
                                     --------
Balance - December 31, 2007 .......  $628,017
Additional to statutory reserves ..    66,102
                                     --------
Balance - September 30, 2008 ......  $694,119
                                     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

         The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the nine months ended September 30, 2008 and notes thereto contained elsewhere in this report.

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

         In June 2007, we closed the acquisition of a majority of AoHong, a Chinese-based company which distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays. We selected AoHong as an acquisition target as we believe that its business model has shown continuous historical growth over the past several years and that there is potential for additional growth in this sector. We began reporting AoHong's operations during the third quarter of 2007 and revenues from AoHong represent in excess of 99% of our total net revenues for the nine months ended September 30, 2008. Our current base of customers for our biometric products consists of one large enterprise level client and revenues from this segment represented less than 1% of our consolidated net revenues for the nine months ended September 30, 2008.

         Currently, our operations are conducted in two segments as follows:

         -  AoHong, and
         -  Biometrics

         The minority owners of each of AoHong are responsible for the day to day operations at those companies. Our biometric division has continued operating as it has historically and requires minimal funding to operate.

         Our commitment to AoHong requires us to provide an aggregate of $3,380,000 between September 2007 and June 2009 as follows: $800,000 before September 30, 2007, $400,000 before June 30, 2008, $600,000 before December 31,
2008 and the remaining balance due of $1,580,000 by June 27, 2009. We used $1,200,000 from our completed unit offering in 2007 to satisfy our commitments due through June 30, 2008. Subsequently, we tendered $400,000 in August 2008 which represented a portion of the December 2008 commitment. The balance of $200,000 is due on December 31, 2008 We will be required to raise additional capital to fund the balance of the obligation, including $200,000 which is due on or before December 31, 2008 and the remaining $1,580,000 which is due on or before June 27, 2009.

Disposition of Big Tree

         In August 2007, we closed the acquisition of a majority of Big Tree, which together with its subsidiary Jieyang Big Tree, was a development stage company based in China that intends to operate in the toy business. We had acquired the 60% equity interest in Big Tree from CDI China, Inc., a wholly-owned subsidiary of China Direct. Under the terms of the agreement, we paid CDI China, Inc. $400,000 and issued it 10,000,000 shares of our common stock. Because China Direct owned approximately 17% of our common stock at the time of the transaction and was considered a related party, the value of the 10,000,000 shares issued was valued at our par value.

         We did not report any revenues from Big Tree during 2007 or 2008 and its assets were limited to a loan due from a related party, which was made prior to our acquisition of Big Tree. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with us in accordance with generally accepted accounting principles. On April 30, 2008, we entered into an Agreement with Wei Lin and China Direct pursuant to which we transferred all of our rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, we no longer own any interest in Big Tree or its wholly-owned subsidiary, Jieyang Big Tree Toy. Following this transaction, we do not presently intend to pursue any other business opportunities in the toy industry.

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

         We adopted the provisions of SFAS No. 123(R), "Share-Based Payment", under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the statements of operations.

Principles of consolidation

         The consolidated financial statements include the accounts of China America and our wholly and majority-owned subsidiaries. All material inter-company transactions have been eliminated.

Inventories

         Inventories are stated at the lower of average cost or market price and consist of finished goods.

Marketable equity securities

         Marketable equity securities consist of an investment in equity of a publicly-traded company and are stated at market value based on the most recently traded price of these securities at September 30, 2008. The Company has marketable securities classified as available for sale securities at September 30, 2008. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an "other-than-temporary" impairment, an impairment loss is recognized as a realized loss.

         Additionally, we considered EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). According to EITF 03-01, a security is impaired when its fair value is less than its carrying value, and an impairment is other than-temporary if the investor does not have the "ability and intent" to hold the investment until a forecasted recovery of its carrying amount. EITF 03-01 holds that the impairment of each security must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. We intend to hold our investment in marketable securities for a period of time sufficient to allow for any anticipated recovery in market value. Paragraph 16 of SFAS 115 and SAB Topic 5M provide that numerous factors must be considered, including the following, in determining whether a decline in value requires a write-down to a new cost basis for an individual security, which we consider:

      - The length of time and extent to which the market value has been less than cost;

      - The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer (e.g., changes in technology, or the planned discontinuance of a line of business); and

      - The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

         The following policies reflect specific criteria for our various revenues streams:

      - We generate revenue from the sale of our products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured,

      - Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable, and

      - Revenue from the performance of services is recognized upon completion of the service.

Fair value of financial instruments

         The carrying amounts reported in the balance sheets for cash, receivables, inventories and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
------------------------------------------------------------------

NET REVENUES, COST OF SALES AND TOTAL OPERATING EXPENSES

         Overall, for the nine months ended September 30, 2008, our revenues increased significantly as a result of the acquisition of AoHong in the second quarter of 2007. We believe that a direct comparison of our consolidated results of operations for the nine months ended September 30, 2008 to the nine months ended September 30, 2007 may not be meaningful as we only reported revenues from AoHong in the 2007 period from the date of acquisition (June 27, 2007) through September 30, 2007. Our revenues for the 2008 periods have increased significantly when compared to prior periods as a result of our acquisition of AoHong and the recognition of revenues from this segment. The following table provides certain financial data on each of our operating segments for the nine months ended September 30, 2008.

                           AoHong      Biometrics      Big Tree
                           Segment     Segment (1)    Segment (2)   Consolidated
                         -----------   -----------    -----------   ------------
Net revenues ..........  $27,069,776   $    39,053    $         -   $27,108,829
Cost of sales .........   24,606,462         4,229              -    24,610,691
                         -----------   -----------    -----------   -----------
Gross profit ..........    2,463,314        34,824              -     2,498,138
Gross profit margin ...          9.1%         89.2%             -           9.2%
Operating expenses ....      918,925       765,974         10,584     1,695,483
Operating expenses as a
 percentage of net
 revenues .............          3.4%      1,961.4%            NM           6.3%
Operating income (loss)    1,544,389      (731,150)       (10,584)      802,655
Operating margin ......          5.7%           NM             NM           3.0%
                         ===========   ===========    ===========     =========

NM = not meaningful

(1) We include our corporate operating expenses with the operating expenses of this segment.

(2) We disposed of these operations in April 2008.

         AoHong generates net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications and from the repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. During the nine months ended September 30, 2008:

         o approximately 14.5% of its net revenue were from the sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale,

         o approximately 15.3% were from custom mixing of various raw materials in accordance with customer specifications into a new product, and

         o the remaining approximate 70.2% of its net revenues were from distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product.

         Customers of AoHong include manufacturers of automobiles, refrigerators and air conditioners as well as retail distributors of coolants. In addition, currently 10% to15% of AoHong's customer base are foreign customers in the Middle East and Thailand and net revenues from these customers represent AoHong's export sales. The following table provides information on sales by AoHong to each of these customer groups during the nine months ended September 30, 2008 and 2007:

                                      % OF NET SALES TO TOTAL NET SALES
                                      ---------------------------------
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                          2008                2007
                                      -------------       -------------
         Manufacturers ............       32.1%               35.2%
         Retailers ................       56.1%               56.8%
         Export ...................       11.8%                8.0%

         Approximately 6.8% and 7% of its sales are to automobile and refrigerator manufacturers, respectively. As a result, historically AoHong has witnessed a seasonal surge in demand for refrigerant products from June to September.

         We anticipate that AoHong's revenues will be comparable for the balance of fiscal 2008. In addition, the Chinese government announced a $586 billion domestic economic stimulus program in November 2008 designed to support domestic economic activity. The stimulus program, which includes tax rebates previously announced by the Chinese government. The two-year program includes spending, for housing, infrastructure, agriculture, health care and social welfare. As well in addition to previously announced tax rebates, the program includes a tax deduction for corporate capital expenditures. We hope to see a benefit to the Chinese economy from this stimulus program. The tax rebates on export sale can indirectly help Aohong, since customers who have been hurt by tariffs will potentially receive a positive impact from the rebates, which could translate to more business for Aohong. However, we cannot estimate the amount of benefit, if any, we will receive.

         AoHong's cost of sales includes the cost of raw material. During the nine months ended September 30, 2008 AoHong's cost of sales as a percentage of net revenues increased approximately 7% from the comparable period in 2007as a result of a temporary shortage of raw material resulting from business interruptions due to the Beijing Olympics and Paralympics. From July 2008 through September 17, 2008, the Chinese government imposed restrictions limiting the transport of chemicals. Due to these restrictions, some manufacturers suspended production and this decrease in the supply of raw materials resulted in a spike in the cost of AoHong's raw materials during the period. We anticipate the cost of raw materials will return to historical levels in the fourth quarter.

         The Biometrics segment does not incur any cost of sales associated with the service and maintenance revenues and cost of sales represents costs associated with the hardware sold. Net revenues from the biometrics segment, which represented our sole operations during the nine months ended September 30, 2007, decreased approximately 48.4% as a result of a lack in marketing and sale efforts. We do not expect to begin marketing of our Biometrics segment in the near future.

OPERATING EXPENSES

         For the nine months ended September 30, 2008, total operating expenses decreased approximately 21.0% as compared to the nine months ended September 30, 2007. Included in this period to period change are increases in:

         Selling expenses which consists of shipping and freight and other selling expenses at AoHong were approximately 2.3% of AoHong's net revenues for the nine months ended September 30, 2008 as compared to approximately 2.0% for the 2007 period. The slight increase in selling expenses was attributable to an increase in shipping costs.

         For the nine months ended September 30, 2008, consulting and investor relation expense decreased approximately 55.6% from the comparable period in 2007, attributable to a reduction in stock-based consulting expense,

         For the nine months ended September 30, 2008, compensation and related taxes decreased approximately 59.2% from the comparable period in 2007. For the nine months ended September 30, 2008, compensation and related taxes of AoHong amounted to $152,964 and $148,846 is attributable to our Biometrics segment, which includes compensation paid to our CEO. We had an increase of $111,377 related to the AoHong segment, which represented an increase in employees from 55 in the 2007 period to 100 in the 2008 period, offset by a decrease in compensation and related taxes of $548,941 in our Biometrics segment related to a reduction of staff and the reduction of stock-based compensation.

         For the nine months ended September 30, 2008, general and administrative expenses decreased approximately 19.9% from the comparable period in 2007. For the nine months ended September 30, 2008, general and administrative expenses which were attributable to AoHong were $329,309 which was reduced by a one-time bad debt recovery of $171,293 related to the collection of accounts receivables previously written off. During the nine months ended September 30, 2008, general and administrative expenses associated with our Biometrics segment, which includes legal, accounting and other public company expenses, were $300,708 as compared to $284,245 in the comparable period in 2007. Included in the increase in general and administrative expenses at our Biometrics segment is a one-time increase in accounting fees of $21,446 attributable to the audit of AoHong.

TOTAL OTHER INCOME (EXPENSES)

         Total other expense amounted to $31,594 for the nine months ended September 30, 2008 as compared to $8,022 for the nine months ended September 30, 2007. Included in this change is an increase in interest expense of $37,692 relating to debt obligations of AoHong and an increase in realized and unrealized losses on marketable equity securities of $45,008 consisting primarily of a realized gain on the sale of marketable equity securities of $1,189 and the revaluation of our investment in marketable securities consisting of common shares of China Direct to fair market value which resulted in an unrealized loss on marketable securities of $48,532. These increases were offset by an increase in interest income of $7,301 as a result of our higher cash balances together with a foreign currency transaction gain of $5,915, and the recording of a gain on the sale on the Big Tree acquisition of $45,912.

NET LOSS

         Net loss for the nine months ended September 30, 2008 decreased by $1,084,076 to $99,046 from a net loss of $1,183,122 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, our net loss was attributable to a net loss from our Biometrics segment of $(738,786) offset by net income from our AoHong segment of $639,740. For the nine months ended September 30, 2007, our net loss was attributable to a net loss from our Biometrics segment of $(1,580,933) offset by net income from our AoHong segment of $397,811.

COMPREHENSIVE INCOME (LOSS)

         As described elsewhere herein, the functional currency of AoHong is the RMB. The financial statements of AoHong are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in comprehensive income (loss) on the consolidated statements of operations. Additional, unrealized losses or gain on marketable securities available for sale are included in comprehensive income (loss) on the consolidated statements of operations. As a result of these non-cash items, we reported comprehensive income of $51,171 for the nine months ended September 30, 2008 as compared to a comprehensive loss of $(1,167,166) for the nine months ended September 30, 2007.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
--------------------------------------------------------------------

NET REVENUES, COST OF SALES AND TOTAL OPERATING EXPENSES

         Overall, for the three months ended September 30, 2008, our revenues increased significantly within our operations in China. Our revenues for the three months ended September 30, 2008 increased $2,246,108 compared to the three months ended September 30, 2007, due to the increased sale of bulk quantities of liquid coolants of approximately 40.0% over the comparable period in 2007 to new and existing customers. For the three months ended September 30, 2008 AoHong's cost of sales as a percentage of net revenues increased by approximately 11% from the comparable period in 2007 as a result of the temporary increase in raw material prices described earlier in this section.

         The following table provides certain financial data on each of our operating segments for the three months ended September 30, 2008 and 2007.

Three months ended September 30, 2008
-------------------------------------
                                      AoHong        Biometrics
                                      Segment       Segment (1)     Consolidated
                                    -----------     -----------     ------------
Net revenues ...................    $10,143,922     $         -     $10,143,922
Cost of sales ..................      9,463,186             481       9,463,667
                                    -----------     -----------     -----------
Gross profit ...................        680,736            (481)        680,255
Gross profit margin ............            6.7%             NM             6.7%
Operating expenses .............        356,507         139,687         496,194
Operating expenses as a
percentage of net revenues .....            3.5%             NM             4.9%
Operating income (loss) ........        324,229        (140,168)        184,061
Operating margin ...............            3.2%             NM             1.8%
                                    ===========     ===========     ===========

Three months ended September 30, 2007
-------------------------------------
                                      AoHong        Biometrics
                                      Segment       Segment (1)     Consolidated
                                    -----------     -----------     ------------
Net revenues ...................    $ 7,873,684     $    24,130     $ 7,897,814
Cost of sales ..................      6,662,890             550       6,663,440
                                    -----------     -----------     -----------
Gross profit ...................      1,210,794          23,580       1,234,374
Gross profit margin ............           15.4%           97.7%           15.6%
Operating expenses .............        488,529         955,577       1,444,106
Operating expenses as a
percentage of net revenues .....            6.2%       3,960,1%            18.3%
Operating income (loss) ........        722,265        (931,997)       (209,732)
Operating margin ...............            9.2%       (3,862.4)%         (2.7)%
                                    ===========     ===========     ===========

NM = not meaningful

(1) We include our corporate operating expenses with the operating expenses of this segment.

         The Biometrics segment does not incur any cost of sales associated with the service and maintenance revenues and cost of sales represents costs associated with the hardware sold.

OPERATING EXPENSES

         For the three months ended September 30, 2008, total operating expenses decreased approximately 69.2% as compared the three months ended September 30, 2007. Included in this period to period change is as follows:

         Selling expenses consists of shipping and freight and other selling expenses at AoHong. Selling expenses as a percentage of net revenues was 2.1% for the three months ended September 30, 2008 as compared 2.0% for the three months ended September 30, 2007. The slight increase in selling expenses as a percentage of net revenues was attributable to increased shipping and freight costs offset by reduced marketing costs for the three months ended September 30, 2008.

         For the three months ended September 30, 2008, consulting and investor relation expenses decreased approximately 96.8% from the comparable period in 2007. This decrease was attributable to a reduction in stock-based consulting expense recorded during the period, and;

         For the three months ended September 30, 2008, compensation and related taxes decreased approximately 81.2% from the comparable period in 2007. For the three months ended September 30, 2008, compensation and related taxes of AoHong amounted to $48,574 and $52,670 is attributable to our Biometrics segment. We had an increase of $6,987 related to the AoHong segment offset by a decrease in compensation and related taxes of $444,487 in our Biometrics segment related to a reduction of staff and stock-based compensation, and;

         For the three months ended September 30, 2008, general and administrative expenses decreased approximately 60.6% from the comparable period in 2007. For the three months ended September 30, 2008, general and administrative expenses attributable to AoHong amounted to $95,789 as compared to $288,177 for the three months ended September 30, 2007. The decrease in the 2008 period is attributable to a one-time gain on bad debt recovery. For the three months ended September 30, 2008 general and administrative expenses in our Biometrics segment were$74,568as compared to $144,590during the three months ended September 30, 2007. The decrease in general and administrative expenses related to our Biometrics segment of $70,022 was attributable to a reduction on operating costs such as rent and legal fees.

TOTAL OTHER EXPENSES

         Total other expense amounted to $23,880 for the three months ended September 30, 2008 as compared to $8,284 for the three months ended September 30, 2007. This increase in other expenses primarily reflects an increase in interest expense of $16,992 relating to debt obligations of AoHong and our Biometrics segment and a decrease in interest income of $1,205.

NET INCOME (LOSS)

         Net income for the three months ended September 30, 2008 amounted to $522 as compared to a net loss of $(529,569) for the three months ended September 30, 2007. For the three months ended September 30, 2008, our net income was attributable to a net loss from our Biometrics segment of $(141,642) offset by net income from our AoHong segment of $142,164.

COMPREHENSIVE INCOME

         As described elsewhere herein, the functional currency of AoHong is the RMB. The financial statements of AoHong are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in comprehensive income (loss) on the consolidated statements of operations. Additional, unrealized losses or gain on marketable securities available for sale as described earlier in this report are included in comprehensive income (loss) on the consolidated statements of operations. As a result of these non-cash items, we reported comprehensive loss of $(165,460) for the three months ended September 30, 2008 as compared to a comprehensive loss of $(513,613) for the three months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected financial information from our balance sheets at September 30, 2008 and December 31, 2007.

                                   September 30,   December 31,     Increase/
                                      2008 ($)       2007 ($)     (Decrease) ($)
                                   -------------   ------------   --------------
Working capital .................    4,873,085       5,054,602       (181,517)
Cash ............................    1,090,753       2,012,480       (921,727)
Total current assets ............   10,356,013       8,107,182      2,248,831
Total assets ....................   14,468,204      11,274,292      3,193,912
Total current liabilities .......    5,482,928       3,052,580      2,430,348
Total liabilities ...............    5,482,928       3,052,580      2,430,348

         At September 30, 2008, our cash is located in the following geographic areas:

                                      Amount        % of total
                                    ----------      ----------
         United States ..........    $ 102,691          9.4%
         China ..................      988,062         90.6%
                                    ----------        ------
                                    $1,090,753        100.0%
                                    ==========        ======

         Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

         The following table provides certain comparative information on the changes in our total assets and total liabilities at September 30, 2008 from December 31, 2007:

                                   September 30,   December 31,     Increase/
                                      2008 ($)       2007 ($)     (Decrease) ($)
                                   -------------   ------------   --------------
Accounts receivable, net ........    4,536,418       4,220,692        315,726
Notes receivable ................      577,377         333,168        244,209
Inventories, net ................    2,526,093       1,100,023      1,426,070
Prepaid expense and other current
  assets ........................    1,412,034         440,819        971,215
Restricted cash .................      525,156         437,511         87,645
Property and equipment and land
  use rights, net ...............    3,556,280       2,004,941      1,551,339
Due from related party ..........            -         465,982       (465,982)
Notes payable ...................    3,559,892       1,665,667      1,894,225
Accounts payable and accrued
  expenses ......................      916,692         701,172        215,520
Advances from customers .........      159,586          96,624         62,962
Taxes payable ...................      502,494         265,282        237,212
Due to related parties ..........      344,264         308,346         35,918

         At September 30, 2008, our cash balance was $1,090,753 as compared to $2,012,480 at December 31, 2007, a decrease of $921,727. This decrease in cash was primarily attributable to increases in accounts receivable of $315,726, notes receivable of $244,209, inventories of $1,426,070 and prepaid expenses of $971,215, the increase in restricted cash of $87,645, and the purchase of property and equipment of $1,551,339 which included the acquisition of manufacturing equipment for our newly completed facility. The uses of cash were offset by increases in our cash primarily attributable to increases in accounts payable and accrued expenses of $215,520 and advances from customers of $62,962, the receipt of proceeds from loans payable of $1,894,225, and an increase in taxes payable of $237,212. The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets at September 30, 2008 and December 31, 2007 and does necessarily reflect changes in assets and liabilities reflected on our cash flow statement, which we use the average foreign exchange rate during the period to calculate these changes.

         During the nine months ended September 30, 2008, we recognized bad debt recovery income of approximately $193,000 from the collection of accounts receivable previously written off and accordingly, based on management's review, we reduced our allowance for doubtful accounts related to our AoHong segment.

         At September 30, 2008, notes receivable of $577,377 represented amounts due AoHong from six customers for the purchase of finished goods which is due between October 1, 2008 and March 6, 2009. These obligations, which are similar to accounts receivable, are due in through March 2009. Based upon historical experience with these customers, AoHong anticipates that the notes receivable will be paid in accordance with its terms.

         Inventories at September 30, 2008 of approximately $2,526,000 at AoHong represented finished goods. Taking advantage of its large warehouse space, AoHong generally increases its inventory levels during off peak season which enables it to offer shorter delivery times and in some cases better pricing during its peak selling season.

         At September 30, 2008, prepaid expenses and other current assets primarily consisted of payments of $1,283,500 to AoHong's suppliers for merchandise that had not yet been delivered to it and other receivables of $128,534. At September 30, 2008, other receivables consist of an advance of $102,114 to a third party for working capital purposes which was returned to us in November 2008 and other receivables include export rebates and prepaid utilities of $26,420.

         Property and equipment and land use rights, net at September 30, 2008 include $3,555,290 attributable to AoHong with the balance of $990 attributable to our Biometrics segment. The increase from December 31, 2007 was attributable to the construction of our new factory as well as the acquisition of manufacturing equipment. We believe that this investment, which both increased AoHong's storage capacity for bulk raw materials as well as its ability to repackage inventory for resale, will enable it to both reduce its costs through increased volume purchases as well as reducing the time necessary to meet customer orders.

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

         Included in notes payable at September 30, 2008 was $1,822,001 due by AoHong to banks with maturity dates between October 10, 2008 and April 7, 2009. Additionally, in August 2008, we borrowed $400,000 from China Direct, Inc., a shareholder which is due on December 31, 2008 and bears interest at 4% per annum. The obligation is secured by 53,654 shares of China Direct, Inc.'s common stock which we own. We used the proceeds of this loan from China Direct, Inc. to fund our commitments to AoHong. During the nine months ended September 30, 2008, net proceeds from loans were approximately $1,785,000. The loan proceeds were used for working capital purposes and bear annual interest ranging from 4.0% to 8.96%. We expect to repay these loans from working capital. Included in notes payable at September 30, 2008 is $1,312,891 due by AoHong under bank acceptance payables which are similar to a postdated check. When the bank endorses the order for payment as "accepted", it assumes responsibility for ultimate payment to the holder of the acceptance, generally a vendor of the company. The bank acceptance payable is payable on demand and is secured by restricted cash which remains on deposit at the bank of $525,156 at September 30, 2008. Finally, included in notes payable at September 30, 2008 and December 31, 2007 is $25,000 attributable to our Biometrics segment and represents the remaining principal amount due under notes issued by us in a 2003 private placement. This amount is due on demand.

         At September 30, 2008, account payable and accrued expenses amounted to $916,692 as compared to $701,172 at December 31, 2007, an increase of $215,520. The increase was related to the seasonal increase in our inventory levels. At September 30, 2008, accounts payable and accrued expenses included approximately $798,880 attributable to AoHong and approximately $117,812 attributable to our Biometrics division.

         Advances from customers of $159,586 at September 30, 2008 represented prepayments from AoHong's customers, an increase of $62,962 from $96,624 at December 31, 2007. The increase was attributable to increased sales for the period.

         Due to related parties at September 30, 2008 represents amounts loaned to AoHong by our chairman and members of his family for working capital purposes. These loans, which were primarily made during 2006 and during the quarter ended June 30, 2008, do not bear any interest and are due on demand. We borrowed funds from related parties to offset uses in cash due to the purchase of property and equipment of approximately $1,400,000, and to fund increases in our inventory balances as we entered our peak sales season. During the nine months ended September 30, 2008, we received advances from Mr. Aihua Hu for working capital purposes in the amount of approximately $590,000 for working capital purposes and repaid approximately $575,000. These advances are non-interest bearing and payable on demand.

         For the nine months ended September 30, 2008, net cash used in operating activities amounted to $888,981. For the nine months ended September 30, 2008, we used cash to fund our net loss of $99,046 as well as for an increase in inventories of $1,353,039 and prepaid expenses and other current assets of $922,666, and a decrease in accounts payable and accrued expenses of $110,397. Cash used was offset cash provided by a decrease in accounts receivable of $165,058, by decreases of $245,239 in other assets, an increase in taxes payable of $502,654, and an increase in advances from customers of $56,510 as well as an add-back of $642,195 for non cash expenses including stock-based compensation of $10,400, contributed services of $110,000, depreciation and amortization of $221,061, and the minority interest of $501,023 offset by a gain from the reversal of an allowance for doubtful accounts of $199,385.

         For the nine month ended September 30, 2007, net cash provided by operating activities amounted to $142,736 and was attributable primarily to the net loss of $1,183,122, , the repayments for accounts payable and accrued expenses of $528,311, the decrease in advances from customers of $538,571, a decrease in deferred revenue of $44,943 offset by stock-based compensation of $1,170,365, depreciation and amortization of $30,958, minority interest of $311,553, the receipt of cash from accounts receivable of $219,142, a reduction in inventory of $629,147, and a reduction in prepaid expenses and other of $92,048.

         Net cash used in investing activities for the nine months ended September 30, 2008 was $1,888,100 and was attributable to the purchase of property and equipment of $1,637,013, which included the acquisition of manufacturing equipment for our newly completed facility, an increase in restricted cash of $58,369, an increase in notes receivable of $221,972, offset by proceeds from the sale of marketable equity securities of $29,254. For the nine months ended September 30, 2007, we used cash in investing activities of $85,063 attributable to receipt of cash in the acquisition of AoHong of $703,577 and a refund of land use rights of $24,539 offset by cash used in the acquisition of Big Tree of $398,661, an increase in notes receivable of $174,183 and the purchase of property and equipment of $240,335.

         Net cash provided by financing activities was $1,800,087 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $2,300,688 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we received net proceeds of $1,784,811 from notes payable and we received proceeds from related party advances of $15,276 which were used by AoHong to fund the repayment of the bank loans, to fund the purchase of property and equipment and to fund increases in our inventory balances.

         As a result of the above, net cash decreased by $921,727 during the nine months ended September 30, 2008, which included $55,267 which was the effect of the exchange rate on our cash, as compared to a net cash increase of $2,383,078 during the nine months ended September 30, 2007.

         We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures. However, under the terms of our purchase agreement with AoHong, we are required to contribute an additional $1,780,000 to its registered capital, including an additional $200,000 on or before December 31, 2008 and the remaining $1,580,000 on or before June 27, 2009. In addition, the $400,000 note to China Direct, Inc. is due on December 31, 2008. Our intent had been to sell the marketable securities of China Direct, Inc. which we own to repay this obligation, however, as a result of the decline in the market price of the stock the value of the shares is significantly below the amount of the obligation.

         We also require additional capital to pay our general operating expenses in our Biometrics segment. Currently, our cash is not sufficient for all of our capital needs. While AoHong has historically reported profitable operations, under Chinese law we are not able to use funds from that company to pay operating expenses in the U.S. As a result, we may not have access to the capital necessary to fully develop our operations and satisfy our obligations as they become due.

         We are currently in discussion with AoHong's management to restructure payment terms for the remaining commitments as well as with China Direct to extend the payment terms on this note. If we are unable to renegotiate the terms of our obligations to AoHong our ability to continue our operations as they are presently conducted could be adversely impact. In addition, if we are unable to extend the due date of the China Direct note, upon our default China Direct would be entitled to retain the shares we have pledged as collateral in addition to pursuing collection of the obligation.

         Even if we are able to extend these obligations, we need to raise additional capital to fund these commitments and to pay our operating expenses. Given the uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all. If we are unable to obtain the financing necessary to pay the obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

OFF-BALANCE SHEET ARRANGEMENTS

         Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

      -  Any obligation under certain guarantee contracts;

      - Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

      - Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder's equity in our statement of financial position; and

      - Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         In August 2008 we borrowed $400,000 from China Direct, Inc., a shareholder of our company, under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong. The note, which bears interest at 4% per annum, is due on December 31, 2008. As collateral for the note we assigned China Direct, Inc. the 53,654 shares of common stock of China Direct, Inc. we owned which were tendered to us in April 2008 by Mr. Wei Lin as consideration for our sale to him of our 60% ownership interest in Big Tree Toys, Inc.

ITEM 6.  EXHIBITS

10.26 Secured Promissory Note dated August 22, 2008 in the principal amount of $400,000.

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

                                        CHINA AMERICA HOLDINGS, INC.

Date:    November 19, 2008              By: /s/ Dore Scott Perler
                                            ---------------------
                                        Dore Scott Perler, Director,
                                        Chief Executive Officer and President,
                                        principal executive officer, principal
                                        financial and accounting officer