Form 10-K
period 2008-12-31
CHINA AMERICA HOLDINGS, INC.
filed 2009-04-15
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-87293
CHINA AMERICA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	82-0326560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 E. Huhua Road
Huating Economic & Development Area
Jiading District, Shanghai, China 201811
 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 86-21-59974046

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None
________
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $8,148,647 on June 30, 2008.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 140,810,792 shares of common stock are issued and outstanding as of April 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

- i -

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

 “China America” “we,” “us,” “ours,” and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and our subsidiaries;

“China Chemical” refers to China Chemical Group, Inc., a Florida corporation and a wholly owned subsidiary of China America;

“AoHong” refers to Shanghai AoHong Industry Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong’s wholly owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company, and AoHong (Tianjin) Chemical Co., Ltd. a Chinese company (“AoHong Tianjin”);

"Sense Technologies" refers to Sense Technologies, Inc., a Florida corporation and a wholly-owned subsidiary of China America;

"Micro Sensor" refers to Micro Sensor Technologies, Inc., a Florida corporation and a wholly-owned subsidiary of China America;

"Mengda" refers to Shanghai Mengda Chemical Co., Ltd., a Chinese company which is AoHong's joint venture partner in Mengjin. Mengda is owned by unrelated third parties;

"Mengjin" refers to Shanghai Mengjin Chemical Co., Ltd., a Chinese joint venture between Aohong and Mengda;

"Big Tree" refers to Big Tree Toys, Inc., a Florida corporation formerly known as Big Tree Group Corp.,

"Jieyang Big Tree" refers to Jieyang Big Tree Toy Enterprise Co, Ltd., a Chinese limited liability company and wholly-owned subsidiary of Big Tree;

“PRC” or “China” refers to the People’s Republic of China, and

“2006”, “2007”, and “2008” refers to the years ended December 31, 2006, 2007 and 2008, respectively and “2009” refers to the year ending December 31, 2009, unless the context otherwise specifically provides.

- ii -

PART I

ITEM 1.                      BUSINESS.

Overview

We sell and distribute assorted chemicals in China. The majority of our revenues are generated through the sale and distribution of liquid coolants. While our products can be employed in a variety of applications, we primarily sell and distribute refrigerants for use in air conditioning systems. We also sell and distribute chemical products used in the application of fire extinguishing agents, aerosol sprays, insecticides, and tetrahydrothiophene (“THT”).

All of our operations are conducted in China through our AoHong subsidiary. In 2008 we conduct business in one segment: Chemical Distribution, while in 2007 we reported in three segments: (i) Chemical Distribution, (ii) Biometrics, and (iii) Toy Distribution. Our historical operations were the design, development, manufacture and sale of biometric identification products. We never generated any significant revenues from these operations. Beginning in January 2007 our management began seeking a suitable target for a business combination in an effort to increase our revenues. In June 2007 we acquired a 56.08% interest in AoHong. In the fourth quarter of 2008, we discontinued our Biometrics segment which previously represented in excess of 99% of our consolidated net revenues for 2008 and 2007. In January 2009, we sold our historical operations related to the Biometrics segment to Mr. Dore Perler, our former CEO.  AoHong’s operations now represent all of our business and operations.

In August 2007, we created a Toy Distribution segment when we acquired a 60% interest in Big Tree. We did not report any revenues from Big Tree during 2007 or 2008. We found that we were unable to obtain appropriate financial information pertaining to its subsidiaries for the purposes of consolidating those results with us in accordance with generally accepted accounting principles. This segment never commenced operations which we discontinued in April 2008.

AoHong

AoHong sells and distributes assorted chemicals. Our main product group is liquid coolants which are employed primarily as refrigerants in air conditioning systems. AoHong's operations are comprised of four basic functions:

•	Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution;
•	Custom mixing of various raw materials in accordance with customer specifications into a new product;
•	AoHong employs two engineers who work with customers to derive proper mixture of chemicals; and
•	Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product.

Our customers include manufacturers and retailers of air conditioning systems, refrigerators, automobiles, coolants, pharmaceuticals and chemicals. In 2008, approximately 40.6 % of our revenues were derived from our repackaging business, approximately 8.9% were generated from the sale of custom made chemical compounds, and approximately 50.5 % were from the distribution of bulk quantities. Approximately 91.2% of our products are utilized domestically while the balance is typically exported.

AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shangxi, Chongqing, Sichuan, Jiangsu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan. AoHong exports to countries such as Russia and Thailand. In November 2008, we created AoHong (Tianjin) Chemical Co., Ltd., a Chinese limited liability company as a wholly owned subsidiary (“AoHong Tianjin”) to expand our distribution channels to the Beijing region.

A significant portion of our volume, approximately 32.2%, and 32.6% in 2008 and 2007, respectively, are derived from automobile, refrigerator manufacturers and air conditioning manufacturers; as such, historically we have witnessed a seasonal surge in demand for refrigerant products from March to July. AoHong utilizes a purchase order system for orders; generally we enter into supply agreements with major customers, which outline annual demand. Typically we deliver product within 15 to 30 days from the time an order is placed. We generally offer customers terms of net 60 days to net 90 days.

Shanghai 3F New Materials Co., Ltd. and Changshu Zhongtian Chemical Trading Co. Ltd. represented 20.87% and 17.1% of our net revenues in 2008.

Product Offerings

The following are a list of the major products we sell:

PRODUCT	STRUCTURAL FORMULA	APPLICATION
R12	CC12F2	Refrigerant, fire extinguishing agent, insecticide and spray, etc.
R22 Difluorochloro Methane	CHCLF2	Compressor for industrial and residential air conditioning systems; insecticides, painting spray and fire extinguishing agent
R134A	CH2FCF3	Refrigerant, common in automobile air conditioners and refrigerators
R410A	CH2F2/CF3CHF2	Refrigerant, substitute for R22
THT (Scentinel)	(CH2)4S C4H8S	Clear, colorless liquid with a strong unpleasant odor. Due to its smell, tetrahydrothiophene is occasionally used as an odorant in natural gas

In 2008, R22, R12, R134A, R410A, and THT represented approximately 70%, 16.8%, 11.9%, 4.1% and 0.6%, respectively of our volume. The chemicals, R22, R134A, and R410A, are coolants which are generally used as refrigerants in a variety of air conditioning systems.  R12 is a chemical which is primarily employed in fire extinguishing agents and insecticides. Tetrahydrothiophene (THT) is a chemical agent which is occasionally used as an odorant in natural gas due to its strong unpleasant odor.

AoHong emphasizes the sale and distribution of environmentally friendly products. AoHong seeks to emerge as a leader in the sale and distribution of environmentally friendly coolants within China. Approximately 20.8% and approximately 37%, respectively, of AoHong's revenues for 2008 and 2007 were derived from environmentally friendly products.

Environmentally friendly products we offer include the following:

PRODUCT	STRUCTURAL FORMULA	APPLICATION
R134A	CH2FCF3	Refrigerant, common in automobile air conditioners and refrigerators
R600A	CH3(CH3) CHCH3	Refrigerant
R404A	CF3CHF2/CH3CF3/CF3CH2F	Refrigerant, substitute for R22
R407C	CH2F2/CF3CHF2/CF3CH2F	Refrigerant, substitute for R22
R410A	CH2F2/CF3CHF2	Refrigerant, substitute for R22
R142B	CCIF2CH3	Refrigerant

Sales and Marketing

We employ eight full time and two part-time sales persons.  One part-time sales person is dedicated to covering the Shandong Province and the other part-time sales person dedicated to covering the Sichuan Province. These two sales persons travel frequently to these provinces. Our full time sales persons are compensated with base salary and commission, and part-time sales persons are hired on a contractual basis under a commission only compensation structure. Our sales persons earn a sales commission based on net profit generated in excess of a predetermined benchmark. The base salary, profit benchmark and commission percentage vary across products. We also market and promote our products through a variety of venues, including industry trade shows, online advertising, marketing literature, and referrals.

Suppliers and Availability of Raw Materials

We purchase products from a variety of sources, including:

Supplier	Product
JiangSu MeiLan Chemical Co., Ltd.	R12, R22
Chevron Phillips Chemical (China) Co., Ltd.	R6001, THT (Tetrahydrothiophene)
Sinochem Modern Environmental Protection Chemicals (Xi’an) Co., Ltd.	R134A
Daikin Chemical International Trading(Shanghai) Co., Ltd.	R 404, R407C, R410A

In 2008 approximately 80% of the coolant products we sold and distributed were supplied by JiangSu MeiLan Chemical Co., Ltd. as compared to approximately 65% of the supply in 2007. We have had a relationship with this company since 2005. We are also a supplier of liquid coolants manufactured by Chevron Phillips Chemical (China) Co., Ltd., (since 2003), JiangSu MeiLan Chemical Co., Ltd. (since 2005), Sinochem Modern Environmental Protection Chemicals (Xi’An) Co., Ltd. (since 2003), and Daikin Chemical International Trading (Shanghai) Co., Ltd. (since 2005).

We generally inventory a one month supply of liquid coolants. We utilize disposable steel cylinders to store various gases or liquids purchased in bulk quantities. These cylinders come in 30 pound and 50 pound capacity and meet the standards of European and U.S. markets. Generally 90% of our revenues are generated from current customers.  We can estimate customer demand and maintain inventory levels in accordance with the anticipated orders from these customers. Utilizing our warehouse space, we generally increase our inventory levels during our off-peak season which enables us to offer shorter delivery times and in some cases better pricing during our peak selling season. Terms offered by our suppliers are generally net 60 days.

We believe we will have access to sufficient quantities of the coolant products we sell and distribute to meet our needs for the foreseeable future.  We did, however, experienced temporary shortages of raw material resulting from business interruptions due to the 2008 Beijing Olympics and Paralympics. We do not believe that we will face these shortages in 2009.

Competition

The market for the sale of liquid coolants in China is very competitive. There are approximately 13 coolant distributors operating within China, of which we estimate approximately four or five are large companies and the remaining eight to nine are smaller companies. Our principal competitors include:

Competitors	Background
Zhejiang Ju Hua Co., Ltd.	Manufacturer for R11, R12, R22, R134a
Shandong Dongyue Chemical Co., Ltd.	Manufacturer for R22, R134a
Beijing Jinxin Jiaye Chemical Co., Ltd.	Packaging company
Shanghai Zhiyang Trading Co., Ltd.	Distributor
Zhejiang Yonghe Refrigerant Co., Ltd.	Packaging company

We believe we differentiate our company from our competitors through our ability to accommodate a variety of orders in the form of repacking, combining, or distributing products and our warehouse capacity enables us to meet customer demand on short notice.

Recent Developments

In November 2008, we created AoHong Tianjin, to expand our distribution channels to northern China.  AoHong Tianjin will serve as a second production base in northern China.

In August 2008, AoHong transferred its interest in Mengjin to Mengda in exchange for its original contribution to the joint venture. In February 2007, AoHong entered into an agreement with Mengda to form Mengjin, as a joint venture entity. This joint venture was created to distribute environmentally friendly refrigeration lubricants in China. Under the terms of this joint venture, AoHong agreed to contribute approximately $41,700 in exchange for a 60% interest and Shanghai Mengda Chemical Co., Ltd. agreed to contribute approximately $27,800 to obtain its 40% interest. Aohong elected to terminate its involvement in Mengjin, and instead distribute environmentally friendly products through its existing operations.

Discontinuation of Biometrics segment

Beginning in January 2007, our management began seeking a suitable target for a business combination in an effort to increase our revenues. In June 2007, we acquired a 56.08% interest in AoHong. In the fourth quarter of 2008, we decided to discontinue our Biometrics segment which accounted for less than 1% of our consolidated net revenues in 2007. Until our acquisition of AoHong, our Biometrics segment represented all of our operations.

In January 2009, we sold our historical operations related to the Biometrics segment to the Pearl Group Advisors, Inc. pursuant to an asset purchase agreement. Pearl Group Advisors, Inc. is wholly owned by Mr. Dore S. Perler, a member of our Board of Directors and corporate secretary and our former Chief Executive Officer. The assets Biometric segment assets that were sold included customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims. The consideration received by us in connection with the sale of these assets included the assumption of liabilities, if any, by Pearl Group Advisors, Inc. related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 employment agreement with us. In connection with the termination of Mr. Perler’s May 1, 2007 employment agreement in January 2009, we paid Mr. Perler the sum of $75,000.

In 2008 and 2007, the Biometric segment is reported on our financial statements as a discontinued operation and prior periods have been restated in our financial statements and related footnotes to conform to this presentation.  We believe that the disposition of the Biometric segment assets, the termination of Mr. Perler’s employment agreement and the consolidation of our U.S. offices and operations in China will serve to reduce our general operating expenses in future periods.

Discontinuation of Toy Distribution Segment

In April 2008, we discontinued our Toy Distribution segment.  In August 2007, we acquired a 60% interest in Big Tree Toys, Inc., which together with its subsidiary Jieyang Big Tree Enterprise Toy Co., Ltd., was a development stage company based in China that intended to operate in the toy business. We acquired the 60% interest in Big Tree from CDI China, Inc., a wholly owned subsidiary of China Direct, Inc. Under the terms of the agreement, we paid CDI China, Inc. $400,000 and issued 10,000,000 shares of our common stock. At the time of the transaction, China Direct, Inc. owned approximately 17% of our common stock.  The value of the 10,000,000 shares issued was valued at our par value.

We did not report any revenues from Big Tree during 2007 or 2008 and its assets were limited to a loan due from a related party, which was made prior to our acquisition of Big Tree. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with us in accordance with generally accepted accounting principles. On April 30, 2008, we entered into an agreement with Mr. Wei Lin and China Direct, Inc. pursuant to which we transferred all of our rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct, Inc. owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, we no longer own any interest in Big Tree or its wholly owned subsidiary, Jieyang Big Tree. Following this transaction we do not intend to pursue any other business opportunities in the toy industry.

Intellectual Property

We do not claim any intellectual property rights with respect to the name AoHong.  We have obtained the rights to the domain names www.chinaamericaholdings.com, www.china-aohong.com and www.caah.us. As with telephone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard and the loss of either of these addresses could materially adversely affect our future business financial condition and results of operations.

Government Regulations

Our operations must conform to Industrial Chemical Control Law (ICCL) of People’s Republic of China, The Management Regulation of Chemical Industry Environmental Protection and rules for private (non-state owned) companies doing business in China, and Regulations on the Safety Administration of Dangerous Chemicals. We are also subject to registration and inspection by The Ministry of China Chemical Industry with respect to the distribution of chemical products in China.  We are licensed by the Shanghai Government for the distribution of chemical products. The applied regulations associated with inspection including Principles for Gas Cylinder Safety Supervision, Safety Inspection Regulations for Gas Cylinders, and Regulations on Safety Supervision over Special Equipment.

As the Chinese government fills its pledge to gradually phase out ozone depletion contaniment, we believe our product offerings will be in compliance with the regulations that favor environmentally friendly products. These regulations are issued by State Ministry of Environmental Protection, National Development and Reform Commission, Ministry of Commerce, General Administration of Customs, and General Administration of Quality Supervision, and Quarantine. In general, we believe our operations conform to Production Safety Law of People’s Republic of China that specifies the mandatory measures to ensure production safety and emergency management and rescue. We also need to conform to Labor Law of the People's Republic of China.

AoHong holds various certifications related to its operations, including:

•	Environmental Management System ISO14001: 2004 certificate;
•	ISO9001:2000 quality system certificate;
•	OQS Certificate that conforms to ISO/TS 16949 (international quality management certificate for the automotive industry);
•	Gas Cylinder Filling Certificate; and
•	Operating License for Hazardous Chemicals.

Doing Business in the PRC

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws. Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect our ability to do business in China and compete with other companies in our industry.

In September 2006, the Ministry of Commerce (“MOFCOM”) promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in China. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”).

Employees

At March 31, 2009 we had a total of 62 employees as follows:

Management	8
Accounting	6
Administration	12
Warehouse and delivery	7
Lab	3
Production	17
Sales	8
Purchase	1
Total	62

We believe that relations with our employees are good. As of March 31, 2009, we did not have any employees in the U.S. For our employees in China, each full-time employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the company.

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

Consultants

We rely on the services of consultants, some of which are affiliates, to assist us in various areas of our business.  In June 2007, we entered into a consulting agreement with CDI Shanghai Management Co., Ltd., a wholly owned subsidiary of China Direct, Inc. The agreement was in effect for the period from June 29, 2007 through June 30, 2008 and provides for various consulting services, including identifying suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services. Under the terms of the June 2007 consulting agreement, we issued CDI Shanghai Management Co., Ltd. 5,000,000 shares of our common stock valued at $475,000. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

In April 2009 we entered into a consulting and management agreement with China Direct Investments, Inc. The agreement is for a term of twelve months from January 1, 2009 to December 31, 2009. The agreement outlines various consulting services, which have been provided by China Direct Investments, Inc. since July 1, 2008, including coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals, etc.  Under the terms of the April 2009 agreement, we will issue China Direct Investments, Inc. a total of 20,000,000 shares of our common stock valued at $400,000. Of these shares, 5,000,000 shares are payable at the end of each calendar quarter of 2009. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

In January 2008 we entered into a two month agreement with SPC Consultants LLC pursuant to which it agreed to arrange for the release of our press releases and engage other financial public relations firms to publicize our company. As compensation for these services, we paid SPC Consultants LLC $100,000 and China Direct Investments, Inc. transferred 1,100,000 shares of our common stock to SPC Consultants.

In April 2009, we entered into a consulting agreement with Mr. Perler expiring on December 31, 2009 to serve as a member of our Board of Directors and corporate Secretary. Under the terms of this agreement, we agreed to pay Mr. Perler a total of 1,000,000 shares of our common stock valued at $20,000 to serve in these positions.

Mr. Andrew Goldrich, formerly an executive officer and director of our company, is employed by China Direct, Inc., the parent company of China Direct Investments, Inc. and CDI Shanghai Management Co., Ltd.

Our History

We were organized in Idaho on February 5, 1968 under the name Century Silver Mines, Inc. Originally, we developed mining properties, but by 1998 we had ceased those operations. Sense Technologies was organized under the laws of the State of Florida on July 13, 1998. Sense Technologies was formed for the purpose of engaging in developing and marketing biometric devices for use in employee identification and security-related products.

In January 1999, we acquired all of the outstanding shares of Sense Technologies for a purchase price consisting of 4,026,700 of our shares of common stock issued to the former shareholders of Sense Technologies. At the time of the acquisition, Century Silver Mines had no operations and Sense Technologies was developing its proprietary biometric security systems. Immediately following the acquisition, the former shareholders of Sense Technologies owned approximately 93% of our outstanding shares. In June 1999, we changed our corporate domicile from Idaho to Florida and changed our name to Sense Holdings, Inc.

On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor from UTEK Corporation and UT-Battelle LLC, the shareholders of Micro Sensor, in a stock-for-stock exchange, for total consideration of 2,000,000 shares of our common stock. Pursuant to the stock-for stock transfer, UTEK received 1,850,000 shares of our common stock and UT-Battelle LLC received 150,000 shares of our common stock.

On June 27, 2007 we acquired a 56.08% interest in AoHong in exchange for our commitment to contribute $3,380,000. Our commitment to AoHong requires us to provide an aggregate of $3,380,000 between September 2007 and June 2009 as follows: $800,000 before September 30, 2007, $400,000 before June 30, 2008, $600,000 before December 31, 2008 and the remaining balance due of $1,580,000 by June 27, 2009. We used $1,200,000 from a unit offering completed in 2007 to satisfy our commitments due through June 30, 2008. Subsequently, we tendered $400,000 in August 2008 which represented a portion of the December 2008 commitment. The balance of $200,000 was due on December 31, 2008. The minority owners of AoHong have orally agreed to extend the payment of the $200,000 until May 28, 2009. We will be required to raise additional capital to fund the balance of $1,780,000 of the obligation. In addition, in 2007 we issued Mr. Aihua Hu, the minority owner of AoHong and its CEO, 12,500,000 shares of our common stock valued at $1,187,500 as additional consideration.

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

On August 29, 2007, the Shanghai Foreign Investment Commission issued the Certificate of Approval for the establishment of the Sino-U.S. joint-venture between our company and AoHong. The registered capital of this joint venture is $8,210,024, of which an aggregate of $3,380,000 is being contributed by us. In September 2007 following our remittance of the initial investment of $800,000 to the joint venture, the Shanghai Industrial & Commercial Administration Bureau issued the certificate of approval to the joint venture. Aohong received a renewed business license on November 29, 2007.

In November 2007, we changed the name of our company to China America Holdings, Inc. to better reflect our business and operations at that time.

On August 31, 2007, we acquired a 60% interest in Big Tree Toys, Inc., which together with its subsidiary Jieyang Big Tree Enterprise Toy Co., Ltd., was a development stage company based in China that intended to operate in the toy business. We acquired the 60% interest in Big Tree from CDI China, Inc., a wholly owned subsidiary of China Direct, Inc. Under the terms of the agreement, we paid CDI China, Inc. $400,000 and issued 10,000,000 shares of our common stock. At the time of the transaction, China Direct, Inc. owned approximately 17% of our common stock; the value of the 10,000,000 shares issued was valued at our par value.

Big Tree was incorporated in the State of Florida on November 20, 2006 and its wholly owned subsidiary Jieyang Big Tree was established on January 22, 2007 as a wholly foreign owned entity (WFOE) in China. China Direct, Inc. acquired 60% of Big Tree in February 2007 in exchange for shares of its common stock and a commitment to provide a $1 million working capital loan subject to the satisfaction of certain revenue milestones by Big Tree, which milestones were not met by the time we acquired the company. China Direct, Inc. no longer has the obligation to provide such funds.

In 2008 we discontinued our Toy Distribution segment. We did not report any revenues from Big Tree during 2007 or 2008 and its assets were limited to a loan due from a related party, which was made prior to our acquisition of Big Tree. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with our financial statements in accordance with generally accepted accounting principles.

On April 30, 2008, we entered into an agreement with Mr. Wei Lin and China Direct, Inc. pursuant to which we transferred all of our rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct, Inc. owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, we no longer own any interest in Big Tree or its wholly owned subsidiary, Jieyang Big Tree. Following this transaction we do not intend to pursue any other business opportunities in the toy industry.

In the fourth quarter of 2008, we decided to discontinue our Biometrics segment and in January 2009, we sold our historical operations related to the Biometrics segment to Mr. Perler. As a result of this disposition, AoHong’s operations now represent all of our business and operations. We believe that the disposition of these assets and the consolidation of our offices and operations in China will serve to reduce our general operating expenses in future periods.

ITEM 1A.                                RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RISKS RELATED TO OUR COMPANY

VOLATILITY IN RAW MATERIAL COSTS IMPACTS OUR OPERATING COSTS AND ADDS VARIABILITY TO EARNINGS.

During 2008, our raw material costs were higher overall than in 2007 as a result of shortages of supply and a disruption in supplies due to transportation and manufacturing restrictions imposed by the PRC as a result of the 2008 Beijing Olympics. Our raw material costs are expected to return to normal levels in 2009. However, when these costs increase, we are not always able to immediately raise selling prices and, ultimately, our ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact our results of operations.

 WE HAVE EXPANDED OUR BUSINESS THROUGH THE ACQUISITION OF A MAJORITY OWNERSHIP INTEREST IN AOHONG WHICH IS LOCATED IN THE PRC. OUR MANAGEMENT MAY NOT BE SUCCESSFUL IN TRANSITIONING THE INTERNAL OPERATIONS OF A PRIVATELY HELD CHINESE COMPANY TO A SUBSIDIARY OF A U.S. PUBLICLY HELD COMPANY.

In June 2007, we closed on the acquisition of a majority ownership interest in AoHong. The original owners of AoHong continue to own the remaining minority interest and are responsible for its day-to-day operations. While we have reasonable expectations that the core operations of this company will continue as it has historically, our acquisition of AoHong provides certain challenges for our company, including, among others:

•
we have no experience with companies operating within AoHong's industry segment and will remain completely dependent on AoHong's management to oversee its day-to-day activities with little practical ability to supervise them;

•
we will need to upgrade the internal accounting systems at AoHong, as well as educating its staff as to the proper collection and recordation of financial data to ensure that we can continue to file our annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”) on a timely basis.

As described elsewhere herein, a subsidiary of China Direct, Inc. provides us with consulting services, including translation services. China Direct, Inc., which is also a U.S.-based publicly held company with operations in the PRC as well as a principal shareholder of our company, has internal accounting staff which includes Chinese speaking individuals with U.S. accounting experience. There can be no assurance that our efforts to integrate the operations of AoHong will be successful or that the anticipated benefits of the acquisition will be fully realized. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our future operating results. If we are unable to properly and timely integrate the disclosure and accounting operations of AoHong into our company, our ability to timely file our annual and quarterly reports, as well as other information we are required to file with the SEC, could be in jeopardy. Any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board which could adversely affect a stockholder's ability to resell their investment in our company.

 WE ARE PAST DUE IN VARIOUS OBLIGATIONS AND WILL NEED TO RAISE CAPITAL TO SATISFY THESE AMOUNTS.

Under the acquisition agreement with AoHong, we were required to provide an aggregate of $3,380,000 of capital between September 2007 and June 2009 as follows: $800,000 before September 30, 2007, $400,000 before June 30, 2008, $600,000 before December 31, 2008 and the remaining balance due of $1,580,000 by June 27, 2009. We used $1,200,000 from a unit offering completed in 2007 to satisfy our commitments due through June 30, 2008. Subsequently, we paid $400,000 in August 2008 which represented a portion of the December 2008 commitment. To make this payment, we borrowed the funds from China Direct, Inc., a principal shareholder of our company. The balance of $200,000 was due on December 31, 2008; however, we did not have sufficient capital to pay this amount. The minority owners of AoHong have orally agreed to extend the payment date of the remaining amounts until May 28, 2009. The loan from China Direct, Inc., which was originally due on December 31, 2008 was extended to June 30, 2009. We will be required to raise additional capital to fund these obligations and for general working capital. We do not have any commitments to provide this additional capital and we cannot assure you that funds are available to us upon terms acceptable to us, if at all. There are also no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all. If we do not raise funds as needed, our ability to provide for current working capital needs and satisfy our obligations is in jeopardy. In this event, you could lose all of your investment in our company.

 WE ANTICIPATE THAT WE WILL CONTINUE TO INCUR OPERATING LOSSES AND THERE ARE NO ASSURANCES THAT WE WILL REPORT PROFITABLE OPERATIONS IN FUTURE PERIODS.

We have incurred substantial operating and net losses since our inception through December 31, 2008. For 2008 and 2007, we reported net losses of $561,158 and $1,118,603, respectively, and at December 31, 2008, we had an accumulated deficit of approximately $17,180,183. Our results of operations for 2007 include AoHong's operations from June 27, 2007, the date we acquired our 56.08% interest through December 31, 2007 and for the full year ended December 31, 2008. While AoHong's operations are profitable, profits from AoHong's operations are not available to offset our cash needs in the U.S. as a result of currency restrictions in China.  Consequently, we will need to raise additional capital to fund our commitments and for our operating needs. If we do not raise additional working capital as necessary, we could be forced to cease our operations.

 OUR SOLE EXECUTIVE OFFICER WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER DOES NOT HAVE ANY EXPERIENCE WITH U.S. PUBLIC COMPANIES.

In January 2009, we appointed Mr. Shaoyin Wang as our President, Chief Executive Officer and Chief Financial Officer. Mr. Wang is located in China and does not have any experience in managing a U.S. public company. In addition, Mr. Wang is not an accounting professional and does not have any experience in the application of U.S. generally accepted accounting principles or the rules and regulations of the SEC. While we believe that Mr. Wang’s professional experience will benefit our Chinese operations, we cannot assure you that his lack of experience with U.S. public companies will not result in greater professional and consulting expenses as we increase our reliance on third parties to assist us in meeting our reporting obligations under Federal securities laws which will adversely impact our results of operations in future periods.

 RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because substantially all of our revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At December 31, 2008, our PRC subsidiary had approximately $2,136,000 on deposit in banks, which represented approximately 96% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

 HISTORICALLY OUR BUSINESS HAS BEEN CAPITAL INTENSIVE. AS A RESULT OF THE TERMS OF OUR MOST RECENT CAPITAL RAISE, WE MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING WHEN NECESSARY. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but capital will be necessary to fund our anticipated growth including the effective integration, operation and expansion of AoHong. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. We need to raise additional capital to satisfy our obligations to AoHong, to fund our ongoing operations, pay our existing obligations and for future growth of our company. As described below the terms of our 2007 private placement may significantly restrict our ability to raise working capital as needed. We cannot assure you that additional working capital is available to us in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs and obligations to AoHong, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

 WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of Aihua Hu, chief executive officer of Aohong, and Huayan Zhi, chief financial officer of Aohong, who perform key functions in the operation of AoHong. All of these individuals are located in China and we do not exercise any day-to-day supervision over their activities. We are not a party to any employment or similar agreements with any of these individuals and there are no assurances that they will remain employed by their respective companies or devote sufficient time and attention to the operations of those entities. The loss of one or more of these key employees could have a material adverse effect upon our business, financial condition, and results of operations.

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

AoHong is subject to various state and local regulations related to the distribution of chemicals. It is also licensed by the Shandong Bureau of Quality and Technical Supervision to distribute chemicals. While AoHong is in substantial compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required, any non-renewal by these governmental authorities could result in the cessation of its business activities which would have a material adverse effect on our results of operations in future periods.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS CAN BE EXPENSIVE, AND NONCOMPLIANCE WITH THESE REGULATIONS MAY RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES AND FINES.

Our operations must conform to Industrial Chemical Control Law (ICCL) of People’s Republic of China, the Management Regulation of Chemical Industry Environmental Protection and rules for private (non-state owned) companies doing business in China, Regulations on the Safety Administration of Dangerous Chemicals, and we are subject to registration and inspection by The Ministry of China Chemical Industry with respect to the distribution of chemical products in China. We are also required to comply with all national and local regulations regarding protection of the environment. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately, the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

THE SUCCESS OF OUR BUSINESSES WILL DEPEND ON OUR ABILITY TO EFFECTIVELY DEVELOP AND IMPLEMENT STRATEGIC BUSINESS INITIATIVES.

We are currently implementing various strategic business initiatives. In connection with the development and implementation of these initiatives, we will incur additional expenses and capital expenditures to implement the initiatives. The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives included in any new initiative proves to be unsuccessful. Moreover, if we are unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

WE HAVE LIMITED BUSINESS INSURANCE COVERAGE

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

RISKS RELATED TO DOING BUSINESS IN CHINA

SUBSTANTIALLY ALL OF OUR ASSETS AND OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a socialist market economy and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

WE CANNOT ASSURE YOU THAT THE CURRENT CHINESE POLICIES OF ECONOMIC REFORM WILL CONTINUE. BECAUSE OF THIS UNCERTAINTY, THERE ARE SIGNIFICANT ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourages private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

•	the Chinese government will continue its pursuit of economic reform policies;
•	the economic policies, even if pursued, will be successful;
•	economic policies will not be significantly altered from time to time; or
•	business operations in China will not become subject to the risk of nationalization.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in China, any change in Chinese government policy could materially adversely affect our ability to continue to implement our business model. China’s economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT OUR BUSINESS ACTIVITIES.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions of the PRC, and could require us to divest ourselves of any interest we then hold in our Chinese subsidiaries.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD INTERRUPT OUR OPERATIONS

A renewed outbreak of SARS or another widespread public health problem in China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations;
•	the sickness or death of our key management and employees; or
•	a general slowdown in the Chinese economy.

An occurrence of any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct the operations of our Chinese subsidiaries as they are presently conducted. If we were unable to continue the operations of our Chinese subsidiaries as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy. If we were unable to continue as a going concern, you could lose your entire investment in our company.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At December 31, 2008 our PRC subsidiaries had approximately $7.6 million on deposit in banks in China, which represented approximately 53% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedent, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could have a material adverse effect on our business, financial condition and results of operations.

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

 WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO OUR COMMON STOCK

 THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

At April 15, 2009, we had 140,810,792 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

•
63,800,113 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $0.10 to $0.55 per share with a weighted  average exercise price of $0.16; and

•	7,900,000 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.07 to $0.20 with a weighted average exercise price of $.083.

The exercise of these warrants or options may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

 WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors nor have we adopted a related persons transaction policy. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our Board of Directors. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

 BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock”, and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

ITEM 2.                      PROPERTIES.

Our principal offices are located in the Huating Economic & Development Area, Jiading District, Shanghai. We own a 218,000 square foot facility which includes 98,100 square feet of workshop and office space, 33,790 square feet of warehouse and 115.7 cubic meters of storage tanks.

We have land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at approximately $87,550 (RMB 600,082). Under the terms of the land use rights agreement, we have these rights to use land until November 3, 2053.

We also lease a warehouse from People’s Inn at Shanghai with an annual cost of approximately $3,512 (RMB24,000). The lease expires on September 30, 2009.

In February 2009, AoHong Tianjin obtained the land use right for approximately 253,350 square feet of land located in Ji County Economic Development Park for approximately $751,364 which will be the location of a new production base and distribution facility for AoHong Tianjin. Under the terms of the land use rights agreement, we have these rights to use land until February 23, 2059.

ITEM 3.                      LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol CAAH. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2007
First quarter ended March 31, 2007	$0.09	0.04
Second quarter ended June 30, 2007	0.10	0.05
Third quarter ended September 30, 2007	0.09	0.05
Fourth quarter ended December 31, 2007	0.14	0.07

2008
First quarter ended March 31, 2008	0.12	0.06
Second quarter ended June 30, 2008	0.76	0.04
Third quarter ended September 30, 2008	0.06	0.03
Fourth quarter ended December 31, 2008	0.03	0.01

On March 31, 2009, the last sale price of our common stock as reported on the OTCBB was $0.021. As of March 31, 2009, there were approximately 930 record owners of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our equity compensation plans approved by our shareholders any compensation plans not previously approved by our shareholders as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation Plans (excluding securities reflected in column (a) (c)
Plans approved by our shareholders
1999 Stock Option Plan	650,000	$0.12	500,000
2001 Equity Compensation Plan	250,000	$0.08	403,840
2005 Equity Compensation Plan	1,000,000	$0.08	723,000
Plans not approved by shareholders	6,000,000	$0.08	n/a

A description of each of these plans is contained later in this report under Part III, Item 11. “Executive Compensation - Stock Option Plans.”

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K. The year ended December 31, 2008 is referred to as “2008”, the year ended December 31, 2007 is referred to as “2007”, and the coming year which will end December 31, 2009 is referred to as “2009”.  Our audited consolidated financial statements have been reclassified to recognize discontinued operations.

Overview

We sell and distribute assorted chemicals in China. The majority of our revenues are generated through the sale and distribution of liquid coolants. While our products can be employed in a variety of applications, we primarily sell and distribute refrigerants for use in air conditioning systems. We also sell and distribute chemical products used in the application of fire extinguishing agents, aerosol sprays, insecticides, and tetrahydrothiophene (“THT”).

All of our operations are conducted in China through our AoHong subsidiary. AoHong sells and distributes assorted chemicals. Our main product group is liquid coolants which are employed primarily as refrigerants in air conditioning systems. AoHong's operations are comprised of four basic functions:

•	Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution;
•	Custom mixing of various raw materials in accordance with customer specifications into a new product;
•	AoHong employs two engineers who work with customers to derive proper mixture of chemicals; and
•	Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product;

In 2008, approximately 40.6 % of our net revenues were derived from our repackaging business, approximately 8.9% were generated from the custom made chemical compounds, and approximately 50.5 % were from the distribution of bulk quantities. Approximately 91.2% of our products are employed domestically while the balance is typically exported.

AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shangxi, Chongqing, Sichuan, Jiangsu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan. AoHong exports to countries such as Russia and Thailand.

In November 2008 we created AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company as a wholly owned subsidiary, (“AoHong Tianjin”), to expand our distribution channels to northern China

A significant portion of our volume, approximately 32.2%, and 32.6% in 2008 and 2007, respectively, are derived from automobile, refrigerator manufacturers and air conditioning manufacturers; as such historically we have witnessed a seasonal surge in demand for refrigerant products from March to July. AoHong utilizes a purchase order system for orders; generally we enter into supply agreements with major customers, these supply agreements outline annual demand. Typically we deliver product within 15 to 30 days from the time an order is placed. We generally offer customers terms of net 60 days to net 90 days.  In 2008, Shanghai 3F New Materials Co., Ltd. and Changshu Zhongtian Chemical Trading Co. Ltd. accounted for 20.87% and 17.1%, respectively of our net revenues as compared to 18% and 13%, respectively in 2007.

In 2008 R22, R12, R134A, R410A, and THT represented approximately 70%, 16.8%, 11.9%, 4.1% and 0.6%, respectively of our volume. The chemicals, R22, R134A, and R410A, are coolants which are generally used as refrigerants in a variety of air conditioning systems.  R12 is a chemical which is primarily employed in fire extinguishing agents, and insecticides. Tetrahydrothiophene (THT) is a chemical agent which is occasionally used as an odorant in natural gas, due to its strong unpleasant odor.

Approximately 20.8% and approximately 37%, respectively, of AoHong's revenues for 2008 and 2007 were derived from environmentally friendly products.

Discontinued Operations

In 2008 we conduct business in one segment: Chemical Distribution, while in 2007 we reported in three segments; (i) Chemical Distribution, (ii) Biometrics, and (iii) Toy Distribution. Our historical operations were the design, development, manufacture and sale of biometric identification products. We never generated any significant revenues from these operations. Beginning in January 2007 our management began seeking a suitable target for a business combination in an effort to increase our revenues. In June 2007 we acquired a 56.08% interest in AoHong. In 2008 we discontinued our Biometrics segment, prior to then, revenues from AoHong represented in excess of 99% of our consolidated net revenues for each of 2007 and the nine months ended September 30, 2008. In January 2009 we sold our historical operations related to the Biometrics segment to our former CEO and AoHong’s operations now represent all of our business and operations.

In January 2009 we sold the assets related to our Biometrics segment to a company owned by Mr. Dore Scott Perler, a member of our Board of Directors and our former Chief Executive Officer, in exchange for an assumption of liabilities related to this division and the termination of Mr. Perler’s employment agreement. As a result of this disposition, AoHong’s operations now represent all of our business and operations. We believe that the disposition of these assets and the consolidation of our offices and operations in China will serve to reduce our general operating expenses in future periods.

In August 2007, we created a Toy Distribution segment when we acquired a 60% interest in Big Tree. We did not report any revenues from Big Tree during 2008 or 2007. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with our financial statements in accordance with generally accepted accounting principles. This segment never commenced operations and we discontinued the segment in April 2008.

Disposition of Big Tree

In August 2007, we closed the acquisition of a majority of Big Tree Toys, Inc., which together with its subsidiary Jieyang Big Tree Enterprise Toy Co., Ltd., was a development stage company based in China that intended to operate in the toy business. We had acquired the 60% equity interest in Big Tree from CDI China, Inc., a wholly-owned subsidiary of China Direct, Inc. Under the terms of the agreement, we paid CDI China, Inc. $400,000 and issued it 10,000,000 shares of our common stock. Because China Direct, Inc. owned approximately 17% of our common stock at the time of the transaction and was considered a related party, the value of the 10,000,000 shares issued was valued at our par value.

We did not report any revenues from Big Tree during 2007 or 2008 and its assets were limited to a loan due from a related party, which was made prior to our acquisition of Big Tree. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with us in accordance with generally accepted accounting principles. On April 30, 2008, we entered into an agreement with Mr. Wei Lin and China Direct, Inc. pursuant to which we transferred all of our rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct, Inc. owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, we no longer own any interest in Big Tree or its wholly-owned subsidiary, Jieyang Big Tree. Following this transaction we do not intend to pursue any other business opportunities in the toy industry.

Future Growth

We have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures. However, under the terms of our purchase agreement with AoHong, we are required to contribute an additional $1,780,000 to its registered capital, including an additional $200,000 which was due on or before December 31, 2008 and the remaining $1,580,000 on or before June 27, 2009. We did not pay the $200,000 which was due by December 31, 2008 and the minority owners of AoHong have orally agreed to extend the due date of this amount to on or before May 28, 2009. In addition, a $400,000 note payable to China Direct, Inc. was originally due on December 31, 2008 and was extended to June 30, 2009. Our intent had been to sell the marketable securities of China Direct, Inc. which we own to repay this obligation, however, as a result of the current decline in the market price of the stock the value of the shares is significantly below the amount of the obligation.

Currently, our cash is not sufficient for all of our capital needs and we will need to raise additional capital. Given the current uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all. There are also no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all. If we are unable to satisfy our contractual commitments to AoHong, our operations in future periods could be adversely impacted. In addition, if we are unable to satisfy the China Direct, Inc. note, should it declare a default it would be entitled to retain the shares we have pledged as collateral in addition to pursuing collection of the obligation. If we are unable to obtain the financing necessary to pay the obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Our ability to significantly grow the market for our biometrics products was dependent on our ability to raise sufficient working capital to fund our marketing and research and development efforts. While we were able to raise limited amounts of capital from time to time, we were unable to secure the needed financing. As a result, during 2007 our management began efforts to identify and close an acquisition or other business combination with an operating company. We believed that this would benefit our overall operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Inventories

Inventories are stated at the lower of average cost or market price and consist of raw materials and finished goods.  An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life
Building and building improvements	20	Years
Manufacturing equipment	10	Years
Office equipment and furniture	5 - 7	Years
Vehicle	5	Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Included in property and equipment is construction-in-progress which consists of a factory under construction for a facility in Tianjin acquired by Aohong Tianjin and includes the initial costs of construction. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue Recognition

We follow the guidance of the SEC's Staff Accounting Bulletin No. 104 and Topic 13, "Revenue Recognition in Financial Statements". In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The following policies reflect specific criteria for recognizing revenues:

•	We generate revenue from the sale of our products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured;
•
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable; and

•	Revenue from the performance of services is recognized upon completion of the service.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after December 31, 2008. The adoption of SFAS 141(R), effective January 1, 2009, may have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 to have a material impact on the preparation of our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retroactive basis. We are evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. SEC (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. W are currently evaluating the impact the adoption of EITF 07-5 will have on our financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on our consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

2008 AS COMPARED TO 2007

We believe that a direct comparison of our consolidated results of operations for 2008 to 2007 may not be meaningful as we only reported revenues from AoHong in 2007 from the date of acquisition (June 27, 2007) through December 31, 2007.The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues:

	For the Years Ended December 31,
	2008		2007
	Dollar	Percent	Dollar	Percent
Net revenues	$34,967,512	100.0%	$16,197,391	100.0%
Cost of sales	32,279,091	92.3%	13,995,155	86.4%
Gross profit	2,688,421	7.7%	2,202,236	13.6%
Operating expenses	1,828,692	5.2%	2,608,636	16.1%
Income (loss) from operations	859,729	2.5%	(406,400)	(2.5)%
Other expenses	(396,648)	(1.2)%	(13,861)	(0.1)%
Income (loss) before discontinued operations. income taxes and minority interest	463,081	1.3%	(420,261)	(2.6)%
Loss from discontinued operations	(232,825)	(0.7)%	(278,112)	(1.7)%
Income (loss) from income taxes and minority Interest	230,256	0.6%	(698,373)	(4.3)%
Provision for income taxes	(354,616)	(1.0)%	-	-
Loss before minority interest	(124,360)	(0.4)%	(698,373)	(4.3)%
Minority interest in income of subsidiary	(436,798)	1.3%	(420,230)	(2.6)%
Net loss	$(561,158)	(1.7)%	$(1,118,603)	(6.9)%

Net Revenues. In 2008, we had net revenues of $34,967,512 as compared to net revenues of $16,197,391 for 2007, an increase of approximately 115.9%. Overall, for 2008 our net revenues increased as a result of the acquisition of AoHong in the second quarter of 2007.

Our subsidiary, AoHong generates all of our net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications, and repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. During 2008 and 2007, our revenues were generated by the following activities:

	2008	2007
Sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale	40.6%	55.0%
Custom mixing of various raw materials in accordance with customer specifications into a new product	8.9%	15.0%
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product	50.5%	30.0%
Total	100.0%	100.0%

Our customers include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. During the year ended December 31, 2008 and 2007, a significant portion of our volume, approximately 32.2% and 32.5% were derived from manufacturers, including automobile, air conditioners and refrigerator manufacturers, approximately 56.4% and 58.9% were from air conditioners and refrigerator retailers and approximately 11.4% and 8.6% were from the export of products. As a result, historically AoHong has witnessed a seasonal surge in demand for refrigerant products from March to July.

The Chinese government announced a $586 billion domestic economic stimulus program in November 2008 designed to support domestic economic activity. The two-year program includes spending for housing, infrastructure, agriculture, health care and social welfare. As well in addition to previously announced tax rebates, the program includes a tax deduction for corporate capital expenditures. We hope to see a benefit to the Chinese economy from this stimulus program. The tax rebates on export sales can indirectly help Aohong, since customers who have been hurt by tariffs will potentially receive a positive impact from the rebates, which could translate to more business for Aohong. However, we cannot estimate the amount of benefit, if any, that we will realize.

Cost of sales. Cost of sales for 2008 increased $18,283,936 or 130.6%, from $13,995,155 (86.4% of net revenues) for 2007 to $32,279,091 (92.3% of net revenues) for 2008.  Cost of sales includes the cost of raw material. During 2008, AoHong’s cost of sales as a percentage of net revenues increased approximately 5.9% from the comparable period in 2007 as a result of a temporary shortage of raw materials resulting from business interruptions due to the 2008 Beijing Olympics and Paralympics. From July 2008 through September 17, 2008, the Chinese government imposed restrictions limiting the transport of chemicals.  Due to these restrictions, some manufacturers suspended production and this decrease in the supply of raw materials resulted in a spike in the cost of AoHong’s raw materials during the period. We anticipate the cost of raw materials will return to historical levels in 2009.

Gross profit and gross margin. Our gross profit was $2,688,421 for 2008 as compared to $2,202,236 for 2007, representing gross margins of 7.7% and 13.6%, respectively. The decrease in our gross margin was attributable to the decrease in Aohong’s selling price per unit. The drop of selling price is the result of competition in the Chinese domestic market that became particularly intense during the second half of 2008 when exports plunged and drove most coolants suppliers to flood the domestic market.

Operating expenses. Total operating expenses decreased $779,944, or approximately 29.9%, in 2008 as compared to 2007. Included in this change are the following:

•
Selling expenses which consists of shipping and freight and other selling expenses were approximately 2.1% of net revenues for 2008 as compared to approximately 5.5% for 2007. The decrease in selling expenses as a percentage of sales was attributable to the decrease in shipping and freight. Against the bleak economy in China during the second half of 2008, transporters of Aohong agreed to drop the per ton unit shipping charge. Thus, the total shipping and freight decreased in 2008 as compared to the 2007 period;

•
For 2008, consulting and investor relations expense decreased approximately $386,676 or 59.5% from the comparable period in 2007, attributable to a reduction in stock-based consulting expense. During 2007, we issued an aggregate of 6,355,000 shares of common stock and granted 500,000 stock options valued at $616,076 as compensation for accounting, business development services and for services to identify suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services to us;

•	For 2008 and 2007, we paid a consulting fee of $65,812 and $47,074, respectively, to a subsidiary of China Direct, Inc., an increase of 39.8%;

•
For 2008, compensation and related taxes decreased by $295,610 or 55.2% from the comparable period in 2007.  This decrease was mainly due to reductions of staff in our U.S. operations and decreases in stock based compensation.;  and

•	For the year ended December 31, 2008, general and administrative expenses increased approximately 5.4% from the 2007 period and consisted of the following:

	2008	2007
Professional fees	$240,288	$136,024
Bad debt expense (recovery)	(187,180)	16,526
Other	458,280	332,772
	$511,388	$485,322

•
For the year ended December 31, 2008, we incurred additional professional fees of approximately $32,000 related the hiring of consultants for the implementation of Sarbanes-Oxley 404 internal control implementation and well as an increase in legal fees and auditing fees;

•	For the year ended December 31, 2008, we recorded a one-time bad debt recovery of $187,180 related to the collection of accounts receivables previously written off; and
•	Other general and administrative expenses increase by 37.7% due to an increase in operations.

Total other income (expenses). Total other expense amounted to $396,648 for 2008 as compared to $13,861 for 2007. Included in this change is an increase in interest expense of $55,965 relating to debt obligations of AoHong and an increase in realized losses on marketable equity securities of $325,983 from the sale of marketable securities consisting of common stock of China Direct, Inc.

Discontinued operations. Loss from discontinued operations results from the discontinuation of our Biometric segment in January 2009 and our sale of Big Tree in April 2008. We do expect to incur additional expenses from discontinued operations in 2009.

Net loss. Net loss for 2008 decreased by $557,445 to $561,158 from a net loss of $1,118,603 for 2007. This translates into a net loss per common share of $0.00 and $0.01 for 2008 and 2007, respectively.

Foreign currency translation gain. The functional currency of our subsidiary operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiary is translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $317,415 for 2008 as compared to $98,215 for 2007. This non-cash gain had the effect of reducing our reported comprehensive loss.

Comprehensive loss. For 2008, comprehensive loss of $243,743 is derived from the sum of our net loss of $561,158 plus foreign currency translation gains of $317,415.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides selected financial information from our balance sheets at December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007	Increase (Decrease)%
Working capital	$4,204,267	$5,054,602	$-850,335	-16.8%
Cash	2,228,455	2,012,480	215,975	10.7%
Total current assets	9,284,550	8,107,182	1,177,368	14.5%
Total assets	13,714,052	11,274,292	2,439,760	21.6%
Total current liabilities	5,080,283	3,052,580	2,027,703	66.4%
Total liabilities	$5,080,283	$3,052,580	$2,027,703	66.4%

At December 31, 2008 and 2007, our cash is located in the following geographic areas:

Country	Decemeber 31, 2008		December 31, 2007
United States	$92,457	4.1%	$998,222	49.6%
China	2,135,998	95.9%	1,014,258	50.4%
Total cash and cash equivalents	$2,228,455	100.0%	$2,012,480	100.0%

Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

The following table provides selected information on the changes in our assets and liabilities at December 31, 2008 from December 31, 2007:

	December 31,
	2008	2007	Increase (Decrease)%
Accounts receivable, net	3,778,096	4,220,692	(442,596)	-10.5%
Notes receivable	1,104,343	333,168	771,175	231.5%
Inventories, net	1,719,796	1,100,023	619,773	56.3%
Prepaid expense and other	453,860	440,819	13,041	3.0%
Restricted cash	175,075	437,511	(262,436)	-60.0%
Property and equipment, net and land use rights	3,478,903	2,004,941	1,473,962	73.5%
Due from related party	-	465,982	(465,982)	-100.0%
Deposit on land use rights	744,303	-	744,303	n/a
Other assets	31,221	258,676	(227,455)	-87.9%
Notes payable	3,002,982	1,665,667	1,337,315	80.3%
Accounts payable and accrued expenses	957,190	701,172	256,018	36.5%
Advances from customers	424,320	96,624	327,696	339.1%
Taxes payable	487,223	265,282	221,941	83.7%
Due to related parties	208,568	308,346	(99,778)	-32.4%

Our working capital decreased $850,335 to $4,204,267 at December 31, 2008 from working capital of $5,054,602 at December 31, 2007. This decrease in working capital is primarily attributable to a decrease in accounts receivable of $442,596, and an increase in notes payable of $1,337,315 and accounts payable and accrued expenses of $256,018 offset by an increase in notes receivable of $771,175 and inventories of $619,773.

At December 31, 2008, our accounts receivable were $3,778,096. We believe that our collection remains strong and that our reserve for bad debts reflects the risk of nonpayment by our customers. However, the worldwide economic downturn may affect our customers’ ability to pay.

At December 31, 2008, notes receivable of $1,104,343 represented amounts due AoHong from 15 customers for the purchase of finished goods. These obligations, which are similar to accounts receivable, were due between January 2009 and June 2009. Based upon historical experience with these customers, AoHong anticipates that the balance of these notes receivable will be paid in accordance with each of their respective terms.

Restricted cash at December 31, 2008 secures bank acceptances payable by AoHong in the amount of $437,688 which are reflected in notes payable described below.

Included in notes payable at December 31, 2008 was (i) $2,140,294 due by AoHong to banks with maturity dates between February 10, 2009 and April 7, 2009, which were satisfied on their respective due dates; (ii) $437,688 due by AoHong under bank acceptance payables which are similar to factored receivables in that AoHong assigned the receivable from its customer to a bank and received cash in an amount equal to the full amount of the receivable, less the restricted cash which remains on deposit at the bank to secure the advance. The bank acceptance payable is satisfied by AoHong at the time its customer pays the receivable. If the customer does pay the receivable, AoHong is still liable for the payable to the bank; (iii) $25,000 attributable to our Biometrics segment and represents the remaining principal amount due under notes issued by us in a 2003 private placement. This amount is due on demand, and (iv) $400,000 due to China Direct, Inc. on June 30, 2009.

Due to related parties at December 31, 2008 represents amounts loaned to AoHong by Aihua Hu, its Chairman and members of his family for working capital purposes. These loans, which were primarily made during the three months ended June 30, 2007, do not bear any interest and are due on demand.

In 2008, net cash provided by operating activities from continued operations amounted to $1,225,920. In 2008, we used cash to fund our net loss from continued operations of $328,333 as well as for an increase in inventory of $537,636, an increase in notes receivable of $737,199, and a reduction in accounts payable and accrued expenses of $68,028. This was offset by decreases in accounts receivable of $892,205 prepaid expenses of $15,027, and other assets of $240,921, increase in taxes payable of $479,662 and advances from customers of $316,228 as well as an add-back of $953,073 for non cash expenses including stock-based compensation of $10,400, depreciation and amortization of $312,156, a decrease in our allowance for doubtful accounts of $196,353, minority interest of $436,799, contributed services of $110,000, and a realized loss from the sale of marketable securities of $325,983.

In 2007, net cash provided by operating activities from continued operations amounted to $867,758. In 2007 we used cash to fund our net loss from continued operations of $840,491 as well as for an increase in accounts receivables of $63,102, an increase in notes receivable of $94,106, and other assets of $220,135 and a reduction in accounts payable and accrued expenses of $62,975 and advanced to customers of $856,508. This was offset by decreases of $437,094 in inventory and $971,452 in prepaid expenses as well as an add-back of $1,596,529 for non cash expenses including stock-based compensation of $1,071,755, depreciation and amortization of $73,032, an increase in our allowance for doubtful accounts of $35,512 and the minority interest of $420,230.

Net cash used in investing activities in 2008 was $2,244,888 and was attributable to the purchase of property and equipment of $1,629,183, which included the acquisition of manufacturing equipment for our Shanghai facility that was completed in 2008, an increase in funds used for a deposit on land use rights of $732,752 offset by proceeds from the sale of marketable equity securities of $117,047. In 2007, we used cash in investing activities of $307,645 attributable to cash used in the acquisition of Big Tree of $398,661, the purchase of property and equipment of $845,626 offset by cash provided from the receipt of cash in the acquisition of AoHong of $703,577, a decrease in amounts due from related party of $208,526, and a refund of land use rights of $24,539.

Net cash provided by financing activities was $1,383,056 for 2008 as compared to net cash provided by financing activities of $1,529,365 for 2007. In 2008, we received net proceeds of $1,214,392 from notes payable, had a decrease in restricted cash of $287,263, and we repaid related party advances of $118,599. In 2007, we received net proceeds of $2,967,404 from the sale of our common stock and had a decrease in restricted cash of $105,025 which offset payments on notes payable of $525,127, the repayment of related party advances of $684,197 and the payment of placement fees and expenses of $333,740.

As a result of the above, net cash increased by $215,975 during 2008, which included $82,421 which was the effect of the exchange rate on our cash, as compared to a net cash increase of $1,859,901 during 2007.

We have financed our growth and cash requirements through equity investments and debt and equity financing. Other than our commitment with Aohong, we do not currently have any material commitments for capital expenditures.  Under the terms of our purchase agreement with AoHong, we are required to contribute an additional $1,780,000 to its registered capital, including an additional $200,000 and the remaining $1,580,000 on or before May 28, 2009.  In addition, the $400,000 note to China Direct, Inc. is due on June 30, 2009.  We are currently in discussion with AoHong’s management to restructure the payment terms for the remaining commitments. If we are unable to renegotiate the terms of our obligations to AoHong our ability to continue our operations as they are presently conducted could be adversely impact.

Currently, our cash is not sufficient for all of our capital needs. While AoHong has historically reported profitable operations, under Chinese law we are not able to use funds from that company to pay operating expenses in the U.S. As a result, we may not have access to the capital necessary to fully develop our operations and satisfy our obligations as they become due.

Even if we are able to extend our obligations to Aohong, we need to raise additional capital to fund these commitments and to pay our operating expenses. Given the uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all. If we are unable to obtain the financing necessary to pay the obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Contractual Obligations

Our commitment to AoHong requires us to provide an aggregate of $3,380,000 between September 2007 and June 2009 as follows: $800,000 before September 30, 2007, $400,000 before June 30, 2008, $600,000 before December 31, 2008 and the remaining balance due of $1,580,000 by June 27, 2009. We used $1,200,000 from a unit offering completed in 2007 to satisfy our commitments due through June 30, 2008. Subsequently, we tendered $400,000 in August 2008 which represented a portion of the December 2008 commitment. The balance of $200,000 was due on December 31, 2008. The minority owners of AoHong have orally agreed to extend the payment of these amounts until May 28, 2009. We will be required to raise additional capital to fund the balance of $1,780,000 of the obligation.

In November 2008, we created Aohong Tianjin to expand our distribution channels to northern China. AoHong Tianjin agreed to acquire land use rights for approximately 253,350 square feet of land located in Ji County Economic Development Park for approximately $751,364. We plan to continue construction of a manufacturing distribution facility for AoHong Tianjin in the second quarter of 2009. The cost of the project is estimated at approximately $2.9 million and will be funded by current operations and bank loans. The amount due to land use rights as of December 31, 2008 was $7,061 which has been paid in Feburary 2009. Tianjin Aohong currently does not have any new loans.

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total		Less than 1 year		1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank and other indebtedness (1)	$	$ 3,002,982	$	$ 3,002,982	$-	$-	$-
Aohong capital commitment		1,780,000		1,780,000	-	-	-
Total Contractual Obligations:	$	$ 4,782,982	$	$ 4,782,982	$-	$-	$-

(1)	Bank indebtedness consists of short term bank loans.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;
•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder's equity in our statement of financial position; and

•
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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

We caution that the factors described in Item 1A of this Annual Report and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-29, which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to China America, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Shaoyin Wang	47	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer
Dore Scott Perler	47	Secretary and Director

Shaoyin Wang. Mr. Wang has served as our Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors since January 2009. From June 2006 until November 2008 he was the Director of the Information Department of Shanghai Mingjia Real Estate Development Co., Ltd. From January 2004 to May 2006, Mr. Wang was the vice president of Shanghai Zhida Industrial Technology Development Co., Ltd. Mr. Wang was a marketing manager of Shanghai Yazheng Information Technology Co., Ltd. from October 2000 to December 2003. From 1994 to 2000, Mr. Wang travelled in Auckland, New Zealand and received training in business administration at Auckland Institute of Technology. From November 1990 to August 1994, Mr. Wang was a marketing manager in the Shanghai Representative Office of Hongkong Yilong Technology Development Co., Ltd. Mr. Wang was a teacher at the Shanghai Police College from August 1984 to October 1990. Mr. Wang received a Bachelor’s Degree in Computer Science from Shanghai University in 1984.

Dore Scott Perler. Mr. Perler served as our Chief Executive Officer, President and Chairman of our Board of Directors from July 1998 to January 2009. Mr. Perler has agreed to serve as our Director and Secretary until December 31, 2009. From 1996 to 1998, Mr. Perler was Vice President of Sales for Ansel Communications, a manufacturer of network interfaces and servers, hubs, and LAN workstations, and from 1993 to 1996 Vice President of Sales for LatinRep Associates/LatinChannels, Inc., a manufacturer’s representative organization, where he assisted in the development of the company’s organizational infrastructure, designed business processes and operating procedures, planned and executed strategies, recruited and managed professional staff, and created and implemented marketing and business development campaigns.

There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Key Employees

Following is biographical information on those persons whom we consider key employees of our company:

Name	Age	Title
Aihua Hu	47	Chief Executive Officer, AoHong
Huayan Zhi	53	Chief Financial Officer, AoHong

Aihua Hu.Mr. Hu has served as CEO of AoHong since co-founding the company in February 2000. From May 1993 to April 2000, Mr. Hu served as Vice General Manager of Shanghai Lixin Gas Co., Ltd., an industrial gas and refrigerant manufacturer located in Shanghai. As Vice General Manager Mr. Hu was responsible for sales and business development. From September 1982 to May 1993, Mr. Hu worked for Shanghai Chemical Light Industry Co., Ltd. responsible for sales and marketing.

Huayan Zhi. Mrs. Zhi has served as CFO of AoHong since October 2002. Mrs. Zhi served as an accountant for Singapore Liquan Information (Shanghai) Co., Ltd. from April 2001 to September 2002. From October 1993 to March 2001, Mrs. Zhi was an accountant and then director of the accounting department at Shanghai Lixin Gas Co. Ltd. one of the largest industrial gas and refrigerant manufacturers in Shanghai. Mrs. Zhi was responsible for budget forecasting, financial analysis and other accounts payable and accounts receivable related issues. From November 1973 to September 1993, Ms. Zhi was an accountant for Shanghai Hongkong Hardware Electric Co., Ltd.

Mr. Hu is the minority member of AoHong.

Compliance with Section 16(a) of The Exchange Act

We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than 10% of our common stock are not required to file with the SEC reports disclosing their initial ownership and changes in their ownership of our common stock.

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

We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to 333 E. Huhua Road, Huating Economic & Development Area, Jiading District, Shanghai, China 201811, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions

While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. As with most small companies until we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors including an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded in 2008 for:

•	our principal executive officer or other individual serving in a similar capacity,
•
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in 2008 and who were serving as executive officers at December 31, 2008 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2008.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers”. The value attributable to any option awards is computed in accordance with FAS 123R.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dore Scott Perler [1]	2008	$183,000	$0	$0	$0	$0	$0	$0	$183,000
	2007	$162,000	$77,500	$0	$354,304	$0	$0	$39,400	$633,204

Shaoyin Wang did not receive any compensation from us in 2008 as his employment with us as our Chief Executive Officer began in January 2009.

(1)
Mr. Perler served as our Chief Executive Officer and President from July 1998 until January 2009. The bonus for 2007 represents the fair market value of 500,000 shares of our common stock issued to Mr. Perler upon the closing of the AoHong acquisition and the fair market value of 500,000 shares of our common stock issued to Mr. Perler upon the closing of the Big Tree acquisition. Option awards for 2007 represents the value of options to purchase 6,650,000 shares of our common stock with exercise prices ranging from $0.07 to $0.08 granted to Mr. Perler in 2007. Other compensation for 2007 included $6,500 for a car allowance, health insurance premiums of $14,900 and $18,000 related to the forgiveness of debt.

Compensation Agreements with Mr. Perler

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

In accordance with the terms of the 2007 employment agreement, in consideration for his services, we agreed to pay Mr. Perler a base salary of $156,000 per annum. On each successive anniversary date of the agreement, the Board of Directors was to review the base compensation and at its sole discretion may elect to increase the base salary. In addition, Mr. Perler was entitled to a car allowance of up to $500 per month. In addition to the base salary, Mr. Perler was entitled to receive, as incentive compensation in respect of each calendar year (or portion thereof), an amount determined in accordance with any bonus or short term incentive compensation program, which may be based upon achieving certain specified performance criteria, which may be established by our Board of Directors, of which he was a member.

On January 19, 2009 in connection with the sale by us of the assets of our Biometrics segment to a company owned by Mr. Perler, we entered into a Termination Agreement with him under which he voluntarily terminated the 2007 employment agreement. Under the terms of the Termination Agreement we paid Mr. Perler a severance payment of $75,000 in lieu of any and all salary after October 31, 2008, severance payments, benefits or other payments, change of control termination benefits or any other amounts which may have been due under the 2007 employment agreement. In addition, any options previously granted to him which had vested will remain exercisable by him through the initial term of the option.

In April 2009, we entered into a consulting agreement with Mr. Perler expiring on December 31, 2009 to serve as a members of our Board of Directors and our Corporate Secretary. Under the terms of this agreement, we agreed to pay Mr. Perler for his services in these positions a total of 1,000,000 shares of our common stock valued at $20,000.

Mr. Wang’s Compensation Arrangement

We are not a party to a written employment or similar agreement with Mr. Wang. Upon joining our company in January 2009 as our chief executive officer and director, we agreed to pay him $8,760 (RMB 60,000) per year for serving in these positions.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Dore Scott Perler	250,000	-	-	0.19	12/31/09	-	-	-	-
	150,000	-	-	0.20	5/13/10	-	-	-	-
	250,000	-	-	0.20	9/01/11	-	-	-	-
	400,000	-	-	0.07	12/13/12	-	-	-	-
	250,000	-	-	0.08	1/31/12	-	-	-	-
	1,000,000	-	-	0.08	6/27/12	-	-	-	-
	5,000,000	-	-	0.07	9/23/12	-	-	-	-

Shaoyin Wang’s employment with our company started in January 2009. Mr. Wang has no equity award for his serving in the positions.

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

Subject to the provisions of the stock option plan, the Board will determine who will receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event can the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of March 31, 2009 we have outstanding options to purchase 650,000 shares under the 1999 Stock Option Plan and there are 500,000 shares remaining available for grant under the 1999 Stock Option Plan.

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

Subject to the provisions of the 2001 Equity Compensation Plan, the Board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock. The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. The Board may also direct the issuance of shares of our common stock as awards under the 2001 Compensation Plan. Absent registration under the Securities Act of 1933 or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of March 31, 2009, we have outstanding options to purchase 250,000 shares under the 2001 Equity Compensation Plan and there were 403,840 shares remaining for grant under the plan.

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

Subject to the provisions of the 2005 Equity Compensation Plan, the Board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event can the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. The Board may also direct the issuance of shares of our common stock as awards under the 2005 Equity Compensation Plan. Absent registration under the Securities Act or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of March 31, 2009 we have outstanding options to purchase 1,000,000 shares under the 2005 Equity Compensation Plan and there remain 723,000 shares available under the plan.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. None of our directors were compensated for their services as members of our Board of Directors for the year ended December 31, 2008.

In April 2009, we entered a consulting agreement with Mr. Perler and agreed to compensate Mr. Perler for his service at the position as a member of our Board of Directors and corporate secretary . The terms of the agreement provides for 1,000,000 shares of our common stock valued at $20,000. The agreement expires on December 31, 2009.

Limitation on Liability

Under our articles of incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•	breach of the director’s duty of loyalty to us or our shareholders;
•	acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;
•	a transaction from which our director received an improper benefit; or
•	an act or omission for which the liability of a director is expressly provided under Florida law.

In addition, our bylaws provide that we must indemnify our officers and directors to the fullest extent permitted by Florida law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors.

Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 15, 2009 we had 140,810,792 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 31, 2009 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each director;
•	each named executive officer; and
•	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 333 E. Huhua Road
Huating Economic & Development Area, Jiading District, Shanghai, China 201811. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	# of Shares and nature of Beneficially Owned	% of Class

Shaoyin Wang [1]	-	-
Dore Perler [2]	8,129,723	5.77%
All officers & directors as a group (2 persons)	8,129,723	5.77%

Aihua Hu [3]	12,500,000	8.88%
Huayan Zhi [4]	6,500,000	4.62%
China Direct, Inc. [5]	18,610,000	13.22%

(1)
We are not a party to a written employment or similar agreement with Mr. Wang. Upon joining our company in January 2009 as an executive officer and director, we agreed to pay him $8,760 (RMB 60,000) per year for serving in these positions.

(2)
Mr. Perler's holdings includes 1,479,723 shares of common stock which are presently outstanding and an aggregate of 6,650,000 shares of our common stock issuable upon the exercise of outstanding options to purchase our common stock with exercise prices ranging from $0.07 to $0.22 per share.

(3)	Mr. Hu is the CEO and a minority owner of AoHong. Mr. Hu’s holdings include 12,500,000 shares of our common stock which are presently outstanding.

(4)	Ms. Zhi is the chief financial officer of AoHong. Ms. Zhi’s holdings include 6,500,000 shares of common stock which are presently outstanding.
(5)
The number of securities beneficially owned by China Direct, Inc. includes: 7,110,000 shares of our common stock owned of record by China Direct Investments, Inc.; 5,000,000 shares of our common stock to be issuable under our April 2009 consulting agreement; 4,000,000 shares of our common stock owned of record by CDI Shanghai Management Co.; and 2,500,000 shares owned of record by Capital One Resource Co., Ltd., all of which are subsidiaries of China Direct, Inc. The securities beneficially owned by China Direct, Inc. excludes 3,737,340 shares of our common stock issuable upon the exercise of an outstanding common stock purchase warrant with an exercise price of $0.12 per share owned of record by China Direct Investments, Inc. The ability of China Direct, Inc. to exercise the warrants is limited in that the holder is not entitled to exercise the warrant if the effect of such exercise would be that the number of shares of common stock beneficially owned by the holder after giving effect to such exercise would be result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of common stock on such date, except during the 45 day period immediately prior to the expiration date of the warrant. James Wang Ph.D., has voting and dispositive control over securities held by China Direct, Inc. whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time AoHong borrows funds from Aihua Hu, its chairman, and members of his family for working capital purposes. At December 31, 2008 these amounts totaled $344,264. These loans do not bear any interest and are due on demand.

Between April 2008 and June 2008, AoHong loaned Shanghai Mengjin Chemical Co., Ltd., a Chinese joint venture of which AoHong is  a 60% owner, RMB 3 million (approximately $400,000) for working capital. These funds were repaid during the fourth quarter of 2008.

We have entered into various agreements with subsidiaries of China Direct, Inc., a principal shareholder of our company, including:

In June 2007, we entered into a consulting agreement with CDI Shanghai Management Co., Ltd., a wholly owned subsidiary of China Direct, Inc. The agreement was in effect for the period from June 29, 2007 through June 30, 2008 and provides for various consulting services, including identifying suitable acquisition partners in Asia, structuring merger and/or acquisition transactions and providing translation services. Under the terms of the June 2007 consulting agreement, we issued CDI Shanghai Management Co., Ltd. 5,000,000 shares of our common stock valued at $475,000. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

In April 2009, we entered into a consulting and management agreement with China Direct Investments, Inc., a wholly owned subsidiary of China Direct, Inc. The agreement is for a term of twelve months from January 1, 2009 to December 31, 2009. The agreement outlines various consulting services, which has been provided by China Direct Investments, Inc. since July 1, 2008, including coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals, among other services agreed to by the parties.  Under the terms of the agreement, we will issue China Direct Industries, Inc. a total of 20,000,000 shares of our common stock valued at $400,000. Of these shares, 5,000,000 shares are payable at the end of each quarter of 2009. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

As described elsewhere herein, in August 2007 we closed our acquisition of 60% of Big Tree which we acquired from a subsidiary of China Direct, Inc. On April 30, 2008, we entered into an agreement with Mr. Wei Lin and China Direct, Inc. pursuant to which we transferred all of our rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct, Inc. owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, we no longer own any interest in Big Tree or its wholly owned subsidiary, Jieyang Big Tree. Following this transaction we do not intend to pursue any other business opportunities in the toy industry.

In August 2008 we borrowed $400,000 from China Direct, Inc. under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes. The note, which bears interest at 4% per annum, is due June 30, 2009. As collateral for the note we assigned China Direct, Inc. the 53,654 shares of common stock of China Direct, Inc. we owned which were tendered to us by Mr. Wei Lin as consideration for our sale to him of our 60% interest in Big Tree Toys, Inc. in April 2008. This note remains outstanding.

For the years ended December 31, 2008 and 2007, we paid a consulting fee of $85,812 and $47.074, respectively, to a subsidiary of China Direct, Inc, one of our shareholders.

Director Independence

None of our directors would be considered “independent” under Rule 4200(a) (15) of the National Association of Securities Dealers listing standards.

Related Person Transaction Policy

We do not have a related person transaction policy.  Consequently, during 2008 none of the aforedescribed related party transactions were subject to review by our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2008 and 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007
Audit Fees	75,000	89,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	65,000
Total	$75,000	$154,500

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees -- This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees -- This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees -- This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2008 and 2007 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.		DESCRIPTION
2.1		Agreement and Plan of Merger between Century Silver Mines, Inc. and Sense Holdings, Inc. (1)
3.1(a)		Articles of Incorporation of Sense Holdings, Inc. (1)
3.1(b)		Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (FL) (1)
3.1 (c)		Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (ID) (1)
3.1 (d)		Articles of Amendment to the Articles of Incorporation filed February 23, 2007 (11)
3.1 (e)		Articles of Amendment to the Articles of Incorporation filed May 30, 2000 (5)
3.1 (f)		Articles of Amendment to the Articles of Incorporation filed February 7, 2002 (5)
3.1 (g)		Articles of Amendment to the Articles of Incorporation filed July 13, 2007 (23)
3.1(h)		Articles of Amendment to the Articles of Incorporation filed November 8, 2007 (24)
3.2		Bylaws (1)
4.1		Trilogy Capital Partners, Inc. Warrant Agreement dated August 29, 2005 (6)
4.2		Form of $0.10 common stock purchase warrant (16)
4.3		Form of $0.12 common stock purchase warrant (10)
10.1	+	1999 Stock Option Plan (1)
10.2		Technology License Agreement, as amended, with SAC Technologies, Inc. (1)
10.3		Lease principal executive offices (11)
10.4		Manufacturing and Non-Compete Agreement with Test Systems Engineering (1)
10.5		Sales Agreement with Integrated Design, Inc.(1)
10.6		Agreement and Plan of Acquisition dated May 31, 2001 with Micro Sensor Technologies, Inc. (2)
10.7		Patent License Agreement dated March 26, 2001, between Micro Sensor Technologies, Inc. and UT-Battelle, LLC (2)
10.8		Work for Others Agreement dated June 4, 2001, between UT-Battelle, LLC and Micro Sensor Technologies, Inc. (2)
10.9		Form of Promissory Note(4)
10.10	+	2001 Equity Compensation Plan (3)
10.11	+	Employment Agreement between the company and Dore Scott Perler as of May 1, 2007 (16)
10.12	+	Employment Agreement between the company and Shawn Tartaglia as of April 1, 2005 (8)
10.13		Form of Subscription Agreement (10)
10.14		Cooperative Research and Development Agreement (CRADA) between UT-Battelle, LLC and Sense Holdings Incorporated (6)
10.15	+	2005 Equity Compensation Plan (7)
10.16		Consulting and Management Agreement with China Direct, Inc. (9)
10.17		Exclusive Patent License Agreement dated August 1, 2005, by and between UT-Battelle, LLC and Sense Holdings, Inc. (11)
10.18		Membership Interest Purchase Agreement by and among Sense Holdings, Inc. and its wholly owned subsidiary China Chemical Group, Inc. and Shanghai AoHong Industry Co., Ltd. (12)
10.19		Consulting and Management Agreement dated June 27, 2007 by and between Sense Holdings, Inc. and CDI Shanghai Management Co., Ltd. (12)
10.20	+	Amendment No. 1 to the 2005 Equity Compensation Plan (13)
10.21		Stock Purchase Agreement dated August 24, 2007 by and between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (14)
10.22		Form of subscription agreement (14)
10.23		Amendment to Stock Purchase Agreement by and between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (15)
10.24		Amendment to Membership Interest Purchase Agreement (16)
10.25		Cooperation Agreement between Guangdong Test Center of Product Quality Supervision and Big Tree Toys, Inc. (17)
10.26	+	Termination Agreement dated January 19, 2009 between China America Holdings, Inc. and Dore Scott Perler. (18)

10.27		Asset Purchase Agreement dated January 19, 2009 between China America Holdings, Inc. and Pearl Group Advisors, Inc. (19)
10.28		Consulting and Management Agreement dated June 27, 2007 between Sense Holdings, Inc. and CDI Shanghai Management Co., Ltd. (20)
10.29		Consulting and Management Agreement dated April 8, 2009 between China America Holdings, Inc. and China Direct Investments, Inc.*
10.30		Agreement dated April 30, 2008 among Wei Lin, China Direct, Inc. and China America Holdings, Inc. (21)
10.31	+	Consulting Agreement dated April 8, 2009 between China America Holdings, Inc. and Dore Perler.*
10.32		Secured Promissory Note dated August 22, 2008 between China America Holdings, Inc. and China Direct Investments, Inc. (22)
14.1		Code of Business Conduct and Ethics (8)
21.1		Subsidiaries of the Registrant *
23.1		Consent of Sherb & Co., LLP *
31.1		Section 302 Certificate of Chief Executive Officer *
31.2		Section 302 Certificate of principal financial and accounting officer *
32.1		Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer *

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
(1)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-87293.
(2)	Incorporated by reference to the registration statement on Form SB-2, SEC File No.333-62874.
(3)	Incorporated by reference to the registration statement on Form S-8, SEC File No.333-81306
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003.
(5)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-86206.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A for the period ended September 30, 2005.
(7)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125905.
(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on November 28, 2006.
(10)	Incorporated by reference the Current Report on Form 8-K as filed on August 31, 2007.
(11)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on July 3, 2007.
(13)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-144412.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on August 28, 2007.
(15)	Incorporated by reference to the Current Report on Form 8-K as filed on August 31, 2007.
(16)	Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-146830.
(17)	Incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on April 14, 2008.
(18)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed on January 22, 2009.
(19)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed on January 22, 2009.
(20)	Incorporated by reference to Exhibit 10.30 of the Current Report on Form 8-K as filed on July 3, 2007.
(21)	Incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K as filed on May 5, 2008.
(22)	Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on November 19, 2008.
(23)	Incorporated by reference to Exhibit 3.1(g) to the Registration Statement on Form SB-2, SEC File No. 333-146830 filed on October 19, 2007.
(24)	Incorporated by reference to Exhibit 3.1(h) to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AMERICA HOLDINGS, INC.

Date: April 15, 2009	By:	/s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaoyin Wang	Chief Executive Officer, President and Chairman (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2009
Shaoyin Wang

/s/ Dore Scott Perler	Secretary and Director	April 15, 2009
Dore Scott Perler

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China America Holdings, Inc. and Subsidiaries
Shanghai, China

We have audited the accompanying consolidated balance sheets of China America Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China America Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

SHERB & CO., LLP

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 25, 2009

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$2,228,455	$2,012,480
Accounts receivable, net of allowance for doubtful accounts of
$0 and $187,210, respectively	3,778,096	4,220,692
Notes receivable	1,104,343	333,168
Inventory	1,719,796	1,100,023
Prepaid expense and other current assets	453,860	440,819
Total current assets	9,284,550	8,107,182

LONG-TERM ASSETS:
Restricted cash	175,075	437,511
Property and equipment, net	3,394,157	1,928,137
Prepaid land use rights, net	84,746	76,804
Due from related party - discontinued operation	-	465,982
Deposit on land use rights	744,303	-
Other assets	31,221	258,676
Total other assets	4,429,502	3,167,110
Total assets	$13,714,052	$11,274,292
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$3,002,982	$1,665,667
Accounts payable and accrued expenses	957,190	701,172
Advances from customers	424,320	96,624
Taxes payables	487,223	265,282
Due to related parties	208,568	308,346
Deferred revenue	-	15,489
Total current liabilities	5,080,283	3,052,580

MINORITY INTEREST	4,913,442	4,378,042

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 500,000,000 shares authorized;
135,810,792 and 135,700,792 shares issued and outstanding
at December 31, 2008 and 2007, respectively	135,811	135,701
Additional paid-in capital	19,661,352	19,541,062
Statutory reserves	687,717	628,017
Accumulated deficit	(17,180,183)	(16,559,325)
Other comprehensive income	415,630	98,215
Total shareholders' equity	3,720,327	3,843,670
Total liabilities and shareholders' equity	$13,714,052	$11,274,292
See notes to consolidated financial statements.

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2008	2007
Net revenues	$34,967,512	$16,197,391
Cost of sales	32,279,091	13,995,155
Gross profit	2,688,421	2,202,236
Operating expenses:
Selling expenses	748,400	890,862
Consulting and investor relations expense	263,420	650,096
Consulting expense-related party	65,812	47,074
Compensation and related taxes	239,672	535,282
General and administrative	511,388	485,322
Total operating expenses	1,828,692	2,608,636
Income (loss) from operations	859,729	(406,400)
Other income (expenses):
Interest income	15,962	28,546
Interest (expense)	(92,241)	(36,276)
Realized loss on sale of marketable equity securities	(325,983)	-
Foreign currency transaction gain (loss)	5,614	(6,131)
Total other income (expenses)	(396,648)	(13,861)
Income (loss) before discontinued operations. income taxes and minority interest	463,081	(420,261)
Discontinued operations:
Gain from disposal of discontinued operations	45,912	-
Loss from discontinued operations	(278,737)	(278,112)
Total loss from discontinued operations	(232,825)	(278,112)
Income (loss) before income taxes and minority interest	230,256	(698,373)
Provision for income taxes	(354,616)	-
(Loss) before minority interest	(124,360)	(698,373)
Minority interest in income of subsidiary	(436,798)	(420,230)
Net loss	$(561,158)	$(1,118,603)

Comprehensive loss:
Other comprehensive income:
Unrealized foreign currency translation gain	317,415	98,215
Comprehensive loss	$(243,743)	$(1,020,388)

Basic and diluted loss per common share:
Net loss from continuing operations	$-	$(0.01)
Net loss from discontinued operations	-	-
Net loss per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	135,802,216	86,105,495
See notes to consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock, $.001 Par Value		Additional			Other
	Number of		Paid-in	Statutory	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Reserves	Deficit	Income	Equity

Balance, December 31, 2006	55,814,057	$55,814	$14,851,714	$-	$(14,812,705)	$-	$94,823
Common stock issued for services	7,580,000	7,580	666,785	-	-	-	674,365
Common stock issued in acquisition	12,500,000	12,500	1,175,000	-	-	-	1,187,500
Common stock issued in acquisition - related party	10,000,000	10,000	-	-	-	-	10,000
Prior year appropriation of statutory reserves	-	-	-	476,144	(476,144)	-	-
Appropriation of statutory reserves	-	-	-	151,873	(151,873)	-	-
Distribution in connection with acquisition - related party			(133,684)	-	-	-	(133,684)
Grant of stock options to employees	-		397,390	-	-	-	397,390
Sale of common stock pursuant to private placement, net	49,806,735	49,807	2,583,857	-	-	-	2,633,664
Net loss for the year	-	-	-	-	(1,118,603)	-	(1,118,603)
Foreign currency translation adjustment	-	-	-	-	-	98,215	98,215
Balance, December 31, 2007	135,700,792	135,701	19,541,062	628,017	(16,559,325)	98,215	3,843,670
Common stock issued for services	110,000	110	10,290	-	-	-	10,400
Contributed services	-	-	110,000	-	-	-	110,000
Appropriation of statutory reserves	-	-	-	59,700	(59,700)	-	-
Net loss for the year	-	-	-	-	(561,158)	-	(561,158)
Foreign currency translation adjustment	-	-	-	-	-	317,415	317,415
Balance, December 31, 2008	135,810,792	$135,811	$19,661,352	$687,717	$(17,180,183)	$415,630	$3,720,327

See notes to consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
(Loss) from continuing operations	$(328,333)	$(840,491)
Adjustments to reconcile (loss) from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	312,156	73,032
Common stock, warrants and options issued for services	10,400	1,071,755
Contributed services	110,000	-
Minority interest	436,798	420,230
Allowance for doubtful accounts	(196,353)	35,512
Allowance for slow moving inventory	-	(4,000)
Realized loss on marketable equity securities	325,983	-
Gain on sale of discontinued operations	(45,912)	-
Changes in assets and liabilities:
Accounts receivable	892,205	(63,102)
Inventory	(537,636)	437,094
Prepaid expenses and other current assets	15,028	971,452
Other assets	240,921	(220,135)
Notes receivable	(737,199)	(94,106)
Accounts payable and accrued expenses	(68,028)	(62,975)
Taxes payable	479,662	-
Advances from customers	316,228	(856,508)
Net cash provided by continuing operations	1,225,920	587,275
Loss from discontinued operations	(232,825)	(278,112)
Adjustments to reconcile loss from discontinued operations to net cash (used in) discontinued operations:
Net liabilities from disconinued operations	2,291	(2,371)
Net cash (used in) discontinued operations	(230,534)	(280,483)
Net cash provided by operating activities	995,386	587,275
Cash flows from investing activities:
Cash acquired in acquisition	-	703,577
Cash used in acquisition	-	(398,661)
Proceeds from sale of marketable equity securities	117,047	-
Purchase of property and equipment	(1,629,183)	(845,626)
Decrease in due from related party	-	208,526
Deposit on land use rights	(732,752)	-
Refund on land use rights	-	24,539
Net cash (used in) investing activities	(2,244,888)	(307,645)
Cash flows from financing activities:
Proceeds from (payments on) notes payable	1,214,392	(525,127)
Repayment of related party advances	(118,599)	(684,197)
Decrease in restricted cash	287,263	105,025
Proceeds from sale of common stock	-	2,967,404
Payment of placement fees and expenses	-	(333,740)
Net cash provided by financing activities	1,383,056	1,529,365

Effect of exchange rate on cash	82,421	50,906
Net increase in cash	215,975	1,859,901
Cash - beginning of year	2,012,480	152,579
Cash - end of year	$2,228,455	$2,012,480
Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$86,499	$35,026
Income taxes	$3,235	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition details:
Fair value of assets acquired	$-	$10,241,543
Liabilities assumed	$-	$8,779,066
Common stock issued for acquisitions	$-	$1,187,500
Goodwill	$-	$123,684
See notes to consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China America Holding, Inc. (formerly Sense Holdings, Inc. or “Sense”) (the "Company") is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, the Company’s core business was the design, development, manufacturing and selling of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity.  On January 19, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Pearl Group Advisors, Inc., a Florida corporation ("Pearl Group") for the sale of certain assets related to its biometric technology based fingerprint identification business (see Note 2).

On June 27, 2007 the Company acquired a 56.08% interest in Shanghai AoHong Chemical Co. Ltd. ("AoHong"), a Chinese limited liability company, from Mr. Aihua Hu and his wife, Mrs. Ying Ye in exchange for a commitment to contribute $3,380,000 to AoHong. The Company’s commitment to AoHong requires it to provide an aggregate of $3,380,000 between September 2007 and June 2009 as follows: $800,000 before September 30, 2007, $400,000 before June 30, 2008, $600,000 before December 31, 2008 and the remaining balance due of $1,580,000 by June 27, 2009. The Company used $1,200,000 from a unit offering completed in 2007 to satisfy its commitments due through June 30, 2008. Subsequently, the Company tendered $400,000 in August 2008 which represented a portion of the December 2008 commitment. The balance of $200,000 was due on December 31, 2008. The minority owners of AoHong have orally agreed to extend the payment of the $200,000 until May 28, 2009. The Company will be required to raise additional capital to fund the balance of $1,780,000 of the obligation. In addition, the Company issued Mr. Aihua Hu, the minority owner of AoHong and its CEO, 12,500,000 shares of the Company’s common stock valued at $1,187,500 as additional consideration.

AoHong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The operations of AoHong are comprised of three basic functions:

•
Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 40.6% and approximately 55%, respectively, of its net revenues were generated from this activity for the year ended December 31, 2008 and 2007;

•
Custom mixing of various raw materials in accordance with customer specifications into a new product. AoHong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 8.9% and 15% of its net revenues were generated from this activity during the year ended December 31, 2008 and 2007, respectively, and

•
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 50.5% and approximately 30%, respectively, of its net revenues were generated from this activity during the year ended December 31, 2008 and 2007, respectively.

Customers of AoHong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

AoHong was established in February 2000 as Shanghai AoHong Industry Co., Ltd. On July 5, 2007 AoHong changed its name to Shanghai AoHong Chemical Co., Ltd. AoHong has two wholly-owned subsidiaries; Shanghai Binghong Trading Co., Ltd. which was established in March 2002 and Shanghai Wuling Environmental Material Co., Ltd. which was established in January 2005.

On August 31, 2007, the Company closed an acquisition of 60% of the issued and outstanding common stock of Big Tree Toys, Inc, a Florida corporation ("Big Tree"), from CDI China, Inc., a wholly-owned subsidiary of China Direct, Inc. (“China Direct”). Big Tree was incorporated in the State of Florida on November 20, 2006 and its wholly owned subsidiary Jieyang Big Tree Toy Enterprise Co., Ltd. ("Jieyang Big Tree"), a Chinese limited liability company, was established on January 22, 2007 as a wholly foreign owned entity in China. China Direct acquired 60% of Big Tree in February 2007 in exchange for shares of its common stock and a commitment to provide a $1 million working capital loan subject to the satisfaction of certain revenue milestones by Big Tree. Both Big Tree and Jieyang Big Tree were development stage companies which had not yet commenced operations. On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct pursuant to which the Company transferred all its right, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct owned by Mr. Lin. As a result of this transaction, the Company no longer owns any interest in Big Tree or its wholly-owned subsidiary, Jieyang Big Tree (See Note 2).

In November 2008, the Company created AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company as a wholly owned subsidiary, (“AoHong Tianjin”), to expand our distribution channels to the Beijing region.  AoHong Tianjin will serve as a second production base in northern China.

Basis of Presentation

               The consolidated financial statements include China America Holdings, Inc. and all its subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Our year end is December 31st. The year ended December 31, 2007 is referred to as “2007”, the year ended December 31, 2008 is referred to as “2008”. Our consolidated statements include the accounts of the Company and its controlled entities, including wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.  The financial statements have been reclassified to reflect the impact of discontinued operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the 2008 and 2007 periods include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets, and  assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets.

Concentration of Credit Risks

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At December 31, 2008, the Company had deposits of $2,135,998 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2008. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At December 31, 2008 and 2007, our bank deposits by geographic area were as follows:

Country	2008		2007
United States	$92,457	4.1%	$998,222	49.6%
China	2,135,998	95.9%	1,014,258	50.4%
Total cash and cash equivalents	$2,228,455	100.0%	$2,012,480	100.0%

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

Marketable Equity Securities

For the year ended December 31, 2008 and 2007, the Company recognized an aggregate realized loss of $325,983 and $0 from the sale of trading marketable equity securities which has been reflected in the accompanying consolidated statement of operations. At December 31, 2008 and 2007, the Company did not own any marketable securities.

Notes Receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $1,104,343 and $333,168 at December 31, 2008 and 2007, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of December 31, 2008 and December 31, 2007, the Company has recorded an allowance for doubtful accounts of $0 and $187,210, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At December 31, 2008 and 2007, our consolidated balance sheets include prepaid expenses and other current assets of $453,860 and $440,819, respectively.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not incur any impairment for the year ended December 31, 2008 and 2007.

Advances from Customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheet for cash, accounts and notes receivable, due from related party, accounts payable and accrued expenses, advances from customers, notes payable, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

Revenue Recognition

The Company follows the guidance of the SEC's Staff Accounting Bulletin No. 104 and Topic 13, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

•	The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.
•
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

•	Revenue from the performance of services is recognized upon completion of the service.

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the unexercised stock options and warrants. For the years ended December 31, 2008 and 2007, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company's common stock equivalents at December 31, 2008 and 2007 include the following:

	December 31,
	2008	2007
Options	7,900,000	9,550,000
Warrants	63,800,113	67,811,613
	71,700,113	77,361,613

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting basis and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109,”.  Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the year ended December 31, 2008 and 2007 was $82,421 and $50,906, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2008 and 2007 were translated at 6.8542 RMB to $1.00 and at 7.3141 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the year ended December 31, 2008 and 2007 were 6.96225 RMB and 7.6172 RMB to $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is charged to the majority interest since there is no obligation of the minority interest to make good on such losses.

Comprehensive Loss

The Company follows Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the year ended December 31, 2008 included net loss and foreign currency translation adjustments.

Shipping Costs

Shipping costs are included in selling expenses and totaled $594,727 and $820,731 for the years ended December 31, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred and was not material for the years ended December 31, 2008 an 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after December 31, 2008. The adoption of SFAS 141(R), effective January 1, 2009, may have an impact on accounting for future business combinations.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 160.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS No. 161 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retroactive basis. We are evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on its consolidated financial position and results of operations.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

Aohong

On June 27, 2007, the Company entered into a membership interest exchange agreement with Aohong and its sole members, Mr. Aihua Hu and his wife, Mrs. Ying Ye. The transaction was closed June 27, 2007. Under the terms of the agreement, the Company acquired a 56.08% majority interest in Aohong in exchange for 12,500,000 shares of the Company's common stock, valued at $1,187,500 in the aggregate ("Consideration Stock") and $3,380,000 in cash consideration to be paid to Aohong to increase its registered capital pursuant to the following schedule:

•	$800,000 was paid to Aohong during September 2007;
•	$400,000 was paid to Aohong during May 2008;
•	$400,000 was paid to Aohong during August 2008;
•	$200,000 shall be paid to Aohong on or before December 31, 2008. The due date of this payment was extended to May 28, 2009; and
•	the remaining $1,580,000 shall be paid to Aohong on or before June 27, 2009.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The fair value of the Consideration Stock is based on the $0.095 quoted trading price of the common stock on the acquisition date and amounted to $1,187,500. The purchase price was determined based on an arm's length negotiation and no finder's fees or commissions were paid in connection with this acquisition.  Following the execution of the agreement, AoHong and the minority members were required to promptly apply as necessary to obtain the documents which represent the formal approvals of the relevant regulatory agencies in the People's Republic of China to the Company's purchase of a controlling interest in AoHong.  On August 29, 2007, the Shanghai Foreign Investment Commission issued the Certificate of Approval for the establishment of the Sino-U.S. joint-venture between our company and AoHong.  The registered capital of this joint venture is approximately $8,200,000, of which an aggregate of $3,380,000 is being contributed by the Company.  In September 2007, following the Company's remittance of the initial investment of $800,000 to the joint venture, the Shanghai Industrial & Commercial Administration Bureau issued the business license to the joint venture. The results of operations of Aohong are included in the consolidated results of operations of the Company from the acquisition date of June 27, 2007 to December 31, 2007.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of AoHong had occurred as of the beginning of the following period:

December 31,
2007
Revenues	$32,845,000
Costs and Expenses	32,265,000
Net Income	117,000
Net Income per Common Share	$0.00

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Big Tree

On August 31, 2007, the Company had acquired the 60% equity interest in Big Tree, a development stage company, from CDI China, Inc., a wholly owned subsidiary of China Direct, in August 2007. Under the terms of the agreement, the Company paid CDI China, Inc. $400,000 and issued it 10,000,000 shares of its common stock. China Direct had acquired the 60% in Big Tree from Mr. Lin in February 2007 in exchange for 53,654 shares of its common stock. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. For accounting purposes, the value ascribed to the initial 10,000,000 shares of the Company's common stock issued or to be issued as partial consideration for the purchase of the Big Tree interest was $0.001 per share, which is the par value of the Company's common stock and amounted to $10,000. Because China Direct owned approximately 17% of the Company’s outstanding common stock prior to the closing of the transaction, as a related party the value of the shares issued were required to equal par value under generally accepted accounting principles. No finder's fees or commissions were paid in connection with this acquisition. The initial purchase price of $410,000 exceeded the fair value of net assets acquired by $133,684. Because China Direct was an affiliate of the Company prior to the transaction, the Company recorded a decrease to additional paid-in capital of $133,684.

On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct pursuant to which the Company transferred all of its rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, the Company no longer owns any interest in Big Tree or its wholly-owned subsidiary, Jieyang Big Tree. The Company did not report any revenues from Big Tree during 2007 or 2008 and its assets were limited to a loan due from a related party which was made prior to our acquisition of Big Tree. The Company found that it was unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with the Company in accordance with generally accepted accounting principles. Big Tree is reported as a discontinued operation and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. At December 31, 2008, the Company did not have any asset or liabilities from this discontinued operation. For the year ended December 31, 2008, the Company recognized a gain from the sale of discontinued operations of $45,912.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

In 2007, the purchase price and the adjustments to historical book value of the acquired companies as a result of the acquisition are as follows:

	Aohong	Big Tree	Total
Purchase price	$4,567,500	$410,000	$4,977,500

Net Assets Acquired:
Total Assets:
Cash	$703,577	$1,339	$704,916
Accounts receivable	4,009,943	-	4,009,943
Inventory, prepaid expenses and other assets	3,093,567	5,819	3,099,386
Property and equipment, net	1,123,552	-	1,123,552
Due from related party	161,316	453,368	614,684
Other assets	717,338	-	717,338
	9,809,293	460,526	10,269,819
Total Liabilities:
Accounts payable	970,589	-	970,589
Loans payable	2,098,416	-	2,098,416
Advances from customers	948,341	-	948,341
Due to related parties	979,297	-	979,297
	4,996,643	-	4,996,643

Net assets acquired	4,812,650	276,316	5,088,966
Capital infusion	3,380,000	-	3,380,000

Total net assets	8,192,650	276,316	8,468,966
% acquired	56.08%	60%

Net assets acquired	4,594,438	133,684	4,728,122
Negative goodwill allocated to property and equipment	$26,938	$-	$26,938
Related party goodwill applied to paid-in capital	$-	$133,684	$133,684

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Discontinued operations

Biometrics Business

On January 19, 2009, the Company entered into an Asset Purchase Agreement with Pearl Group for the sale of certain assets related to its biometric technology based fingerprint identification business (the “Biometrics Business”).  Pearl Group is wholly owned by Dore S. Perler, a member of the Company’s board of directors and its former Chief Executive Officer. Included in the Asset Purchase Agreement are the following assets of the Company's Biometric Business: customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims.  The consideration received by the Company in connection with the Asset Purchase Agreement included the assumption of liabilities, if any, by Pearl Group related to the Biometrics Business and the termination of Mr. Perler’s May 1, 2007 employment agreement entered into between him and the Company. Also, in connection with the termination of the employment agreement, the Company agreed to pay Mr. Perler the sum of $75,000. As of January 19, 2009, the Company will no longer be engaged in the Biometrics Business.  The Company did not incur any costs or take any charges, and does not expect any in the future, related to the sale of the Biometrics Business pursuant to the Asset Purchase Agreement. For the years ended December 31, 2008 and 2007, the biometric segment is reported as a discontinued operation and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

The following table sets forth for the fiscal years indicated selected financial data of the Company's discontinued operations, including Big Tree and the biometrics segment.

	December 31,
	2008	2007
Revenues	$39,052	$92,962
Cost of sales	4,228	3,480
Gross profit	34,824	89,482
Operating and other non-operating expenses	313,561	367,594
Loss from discontinued operations	(278,737)	(278,112)
Gain from disposal of discontinued operations	45,912	-

Total loss from discontinued operations	$(232,825)	$(278,112)

NOTE 3 - INVENTORIES

At December 31, 2008 and 2007, inventories consisted of:

	2008	2007
Finished goods	$1,719,796	$1,100,023
Less: Reserve for slow moving inventory	-	-
	$1,719,796	$1,100,023

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 4 – RELATED PARTY TRANSACTIONS

Due from related parties

At December 31, 2008 and 2007, the Company held a due from related party in the amount of $0 and $465,982, respectively, which reflected advances due from Shantou Dashu Toy Enterprises Co., Ltd., a Chinese entity, to our former wholly-owned subsidiary Jieyang Big Tree. These advances were made prior to our formation of Jieyang Big Tree. Guihong Zheng, the minority shareholder of Big Tree is an owner of Shantou Dashu Toy Enterprise Co., Ltd.  These advances bear no interest, were due on demand, and were unsecured. On April 30, 2008, the Company entered into an Agreement with Wei Lin and China Direct, Inc. pursuant to which the Company transferred all of its rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin (See Note 2).

Due to related parties

At December 31, 2008 and 2007, due to related parties, which is attributable to AoHong, consists of the following:

	2008	2007
Due to Aihua Hu $	170,303	$272,488
Due to Ying Ye	23,675	22,186
Due to Liang Wenjuan	14,590	13,672
	$208,568	$308,346

Mr. Aihua Hu, CEO of AoHong, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu.

In August 2008, the Company borrowed $400,000 from China Direct, Inc., a shareholder of the Company. The note has been extended from December 31, 2008 to June 30, 2009 with interest due at 4% per annum and secured by marketable equity securities of China Direct, Inc. (see Note 7).

Other

For the years ended December 31, 2008 and 2007, the Company paid a consulting fee of $85,812 and $47.074, respectively, to  a subsidiary of China Direct, Inc, a shareholder of the Company.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consisted of the following:

	Estimated Life	2008	2007
Buildings	20 years	$1,511,742	$608,551
Auto and Truck	5 years	302,191	184,719
Manufacturing Equipment	10 years	1,698,532	289,499
Office Equipment	5 -7 years	10,736	30,605
Construction in Progress	-	259,731	919,275
		3,782,932	2,032,649
Less: Accumulated Depreciation		(388,775)	(104,512)
		$3,394,157	$1,928,137

For the year ended December 31, 2008 and 2007, depreciation expense amounted to $310,282 and $72,222, respectively.

NOTE 6 - LAND USE RIGHTS AND OTHER INTANGIBLE ASSETS

Land Use Rights

AoHong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount of approximately RMB 600,082, fluctuated by the exchange rate. Under the terms of the agreement, AoHong has rights to use certain land until November 3, 2053. AoHong will amortize these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition). At December 31, 2008 and 2007, land use rights are valued at the following:

	Estimated Remaining Life	2008	2007
Land Use Rights	45 year	$87,550	$77,648
Less: Accumulated Amortization		(2,804)	(844)
		$84,746	$76,804

For the year ended December 31, 2008 and 2007, amortization expense amounted to $1,874 and $810, respectively.

Amortization of land use rights attributable to future periods is as follows:

Period ending December 31:
2009	$1,903
2010	1,903
2011	1,903
2012	1,903
Thereafter	77,134
$84,746

Deposit on land use rights

As of December 31, 2008 Tianjin AoHong paid Ji City Bureau of Land Resource $744,303 as a deposit towards an aggregate price of RMB 5,150,000, or approximately $751,364 on the purchase on the land use rights located in Tianjin province. The payment has been reflected as a deposit on land use rights on the accompanying balance sheet. Under the terms of the land use right acquisition contract signed with Ji City Bureau of Land Resource in February 2009, Tianjin Aohong has rights to use certain land until February 22, 2059.   In February 2009, AoHong Tianjin paid off the balance and received the Confirmation Letter of Land Delivery, which represented the ownership of the land use right. The release of Certificate of Land Use Right is under process.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2008 and 2007:

	2008	2007
Notes payable to Country Commercial Bank HuaTing Branch, due on January 16, 2008. Interest only payable monthly at an annual rate of 7.38%. The note was repaid on the due date	$-	$341,806
Notes payable to Country Commercial Bank HuaTing Branch, due on February 28, 2008. Interest only payable monthly at an annual rate of 7.38%. The note was repaid on the due date.	-	205,083
Notes payable to Country Commercial Bank HuaTing Branch, due on April 7, 2009. Interest only payable quarterly at an annual rate of 8.964%. Secured by the buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai.	364,740	-
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on February 10, 2009. Interest only payable quarterly at an annual rate of 6.7068%. Secured by Accounts Receivable of Shanghai 3F Material Co. Ltd. amount of $551,487. The note was repaid on the due date.	551,487	-
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on March 12, 2009. Interest only payable quarterly at an annual rate of 6.7068%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $491,669. The note was repaid on the due date.	491,669	-
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on March 02, 2009. Interest only payable quarterly at an annual rate of 6.5124%. Secured by $732,398 of accounts receivable due from Shanghai 3F Material Co., Ltd. The note was repaid on the due date.	732,398	-
Bank acceptances payable, non-interest bearing. Secured by restricted cash of $175,057 and $437,511 at December 31, 2008 and 2007, respectively, and payable on demand.	437,688	1,093,778
Note payable to China Direct Industrial, Inc. due on June 30, 2009 with interest due at 4% per annum and unsecured.	400,000	-
Note payable to individual, due on demand with interest due at 10% per annum and unsecured.	25,000	25,000

Total	3,002,982	1,665,667
Less: current portion	(3,002,982)	(1,665,667)
Long-term portion of notes payable	$-	$-

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

The Company paid Skyebanc, Inc., a broker-dealer and FINRA member firm, a finder's fee of $10,800 and issued common stock purchase warrants to purchase an aggregate of 180,000 shares of our common stock which are identical to the warrants issued in the offering. The Company also paid Joseph Stevens & Company, Inc., a broker-dealer and FINRA member firm, a finder's fee of $28,200 and issued common stock purchase warrants to purchase an aggregate of 470,000 shares of our common stock which are identical to the warrants issued in the offering. The Company paid legal fees of the purchasers' counsel of and other legal fees of $47,500 and the Company also paid a due diligence fee of $247,240 in cash to certain of the investors or their advisors and these entities common stock purchase warrants to purchase an aggregate of 4,120,673 shares of common stock as an additional due diligence fee.

Common Stock Issued for Acquisitions

On June 27, 2007, in connection with an acquisition (see Note 2), the Company issued 12,500,000 shares of its common stock. The Company valued these common shares at the fair market value on the acquisition date of $0.095 per share or $1,187,500 based on the trading price of common shares (See Note 2).

On September 30, 2007, in connection with the acquisition of 60% of Big Tree, the Company issued 8,250,000 shares of its common stock. On December 31, 2007, the Company issued an additional 1,750,000 shares of its common stock for the Big Tree acquisition for an aggregate of 10,000,000 shares (See Note 2).

Other

On July 12, 2007, the Company amended its articles of incorporation to change the par value of the Company's common stock to $.001 per share.

On November 8, 2007, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida to:

•	change its name to China America Holdings, Inc., and
•	increase the number of its authorized shares of common stock from 350,000,000 shares to 500,000,000 shares.

This action was approved on November 5, 2007 by the Company’s Board of Directors by a written consent in lieu of a special meeting in accordance with the relevant sections of the Florida Business Corporation Act.  In addition, the Company’s management together with certain shareholders who collectively hold a majority in interest of the Company’s issued and outstanding voting stock approved this action by written consent in lieu of a special meeting of the Company’s shareholders effective November 8, 2007 in accordance with the relevant sections of the Florida Business Corporation Act.  This action was effective as of the close of business on November 26, 2007.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

Stock Option Grants

On January 30, 2007, the Company granted five-year options to purchase an aggregate of 350,000 shares of common stock to two officers/directors of the Company at an exercise price of $.08 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.08 or $28,000. In connection with these options, the Company recorded stock-based compensation expense of $28,000.

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

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

During 2007, the fair value of the stock option granted were estimated using the Black-Scholes option pricing model with the following assumptions:

2007
Dividend rate	0%
Term (in years)	5 years
Volatility	74%-120%
Risk-free interest rate	3.54%-4.97%

Stock option activity for the years ended December 31, 2008 and 2007 is summarized as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	8,900,000	$0.10	4,120,000	$0.24
Granted	-	-	7,350,000	0.07
Forfeited	(1,000,000)	0.22	(2,570,000)	0.20
Balance at end of year	7,900,000	$0.08	8,900,000	$0.10

Options exercisable at end of year	7,900,000	$0.08	8,900,000	$0.10
Weighted average fair value of options granted during the year		$0.00		$0.05

The following table summarizes the Company's stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.07-0.08	7,250,000	3.61Years	$0.073	7,250,000	$0.072
0.19-.020	650,000	1.72Years	0.196	650,000	0.196
	7,900,000		$0.083	7,900,000	$0.083

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

Stock warrant activity for the years ended December 31, 2008 and 2007 is summarized as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	67,811,613	$0.16	18,010,295	$0.55
Granted	-	-	54,577,408	0.12
Exercised	-	-	-	-
Forfeited	(4,011,500)	0.20	(4,776,090)	1.19
Balance at end of year	63,800,113	$0.16	67,811,613	$0.16

Warrants exercisable at end of year	63,800,113	$0.16	67,811,613	$0.16

The following table summarizes the Company's stock warrants outstanding at December 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.35-0.55	8,118,455	1.64 Years	$0.40	8,118,455	$0.40
0.16-0.20	1,104,250	1.68 Years	0.16	1,104,250	0.16
0.12	52,477,408	3.75 Years	0.12	52,477,408	0.12
0.10	2,100,000	3.25 Years	0.10	2,100,000	0.10
	63,800,113		$0.16	63,800,113	$0.16

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States.

The Company has a U.S. net operating loss carry forward for tax purposes totaling approximately $11,182,000 at December 31, 2008. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2028 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

In 2008 and 2007, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% and 33%, respectively, on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). The Company’s subsidiary, Shanghai Wuling Environmental Material Co., Ltd. has received a 100% tax exemption for the 2008 and 2007 period and will be subject to the these statutory rates in 2009.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2008 and 2007:

	2008	2007
Tax benefit computed at “expected” statutory rate	$78,288	$(380,000)
State income taxes, net of benefit	2,302	(12,000)
US effective rate in excess of China tax rate	(137,461)	(4,000)
Non-deductible stock-based compensation	38,500	375,000
Other permanent differences	8,458	-
China tax exemptions	-	(184,000)
Increase in valuation allowance	364,529	205,000
Net income tax expense	$354,616	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2008	December 31, 2007
Tax benefit of net operating loss carryforward	$3,914,000	$3,676,000
Tax benefit of capital loss carryforward	115,000	-
Stock-based compensation	139,000	139,000
Valuation allowance	(4,168,000)	(3,815,000)
Net deferred tax asset recorded	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2008 and 2007, due to the uncertainty of realizing the deferred income tax assets. During 2008, the valuation allowance was increased by $353,000 from the prior year.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 – Continued

NOTE 10 - OPERATING RISK

Revenues of Aohong are mainly derived from the sale of refrigerant products in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition. Customers of AoHong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. To the extent that the worldwide economic downturn continues to affect the PRC, the Company’s customers and potential customers may lack the ability to sell equipment that use coolants, which would adversely impact the Company.  The government of the PRC has announced various stimulus plans to encourage capital expenditures and economic growth.  The Company hopes to benefit from the stimulus plan of the central government of the PRC, at least to the extent that any stimulus plan supports industries and applications that require the use of coolant products.  However the Company cannot predict the amount the nature or extent of these benefits and cannot give any assurance that it will benefit from any programs that may be adopted.

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the period from acquisition to December 31, 2008, statutory reserve activity is as follows:

AoHong
Balance – June 27, 2007 (acquisition date)	$476,144
Addition to statutory reserves	151,873
Balance – December 31, 2007	628,017
Addition to statutory reserves	59,700
Balance – December 31, 2008	$687,717

NOTE 12 - SUBSEQUENT EVENTS

In April 2009 the Company entered into a consulting and management agreement with China Direct Investments, Inc. The agreement is for a term of twelve months from January 1, 2009 to December 31, 2009. The agreement outlines various consulting services, which have been provided by China Direct Investments, Inc. since July 1, 2008, including coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals, etc.  Under the terms of the April 2009 agreement, the Company will issue China Direct Investments, Inc. a total of 20,000,000 shares of the Company’s common stock valued at $400,000. Of these shares, 5,000,000 shares are payable at the end of each calendar quarter of 2009. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

In January 2009 the Company entered into an Asset Purchase Agreement with Pearl Group Advisors, Inc. for the sale of certain assets related to the Company’s Biometric segment. Pearl Group Advisors, Inc. is wholly owned by Mr. Dore S. Perler, a member of the Company’s Board of Directors and its former Chief Executive Officer. Included in the assets sold related to the Company’s Biometric segment include customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims. The consideration received by the Company in connection with the Asset Purchase Agreement included the assumption of liabilities, if any, by Pearl Group Advisors, Inc. related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 Employment Agreement with the Company. In connection with the termination of the Employment Agreement, in January 2009 the Company paid Mr. Perler the sum of $75,000.