Form 10-Q
period 2009-03-31
CHINA AMERICA HOLDINGS, INC.
filed 2009-05-15
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ √]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 141,810,792 shares of common stock are issued and outstanding as of May 11, 2009.

- i -

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

“China America” “we,” “us,” “ours,” and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and our subsidiaries;

“China Chemical” refers to China Chemical Group, Inc., a Florida corporation and a wholly owned subsidiary of China America;

“AoHong” refers to Shanghai AoHong Industry Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong’s wholly owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, (“Binghong”), and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company, (“Wuling”), and AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company (“AoHong Tianjin”);

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

"Mengjin" refers to Shanghai Mengjin Chemical Co., Ltd., a Chinese joint venture between Aohong and Mengda;

"Big Tree" refers to Big Tree Toys, Inc., a Florida corporation formerly known as Big Tree Group Corp.,

"Jieyang Big Tree" refers to Jieyang Big Tree Toy Enterprise Co, Ltd., a Chinese limited liability company and wholly-owned subsidiary of Big Tree;

“PRC” or “China” refers to the People’s Republic of China, and

“2007”, and “2008” refers to the years ended December 31, 2007, and 2008, respectively and “2009” refers to the year ending December 31, 2009, unless the context otherwise specifically provides.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety and review the risks described in "Item 1A. - Risk Factors" in our Form 10-K for the year ended December 31, 2008 as filed with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Our web sites are www.senseme.com, www.chinaamericaholdings.com and www.china-aohong.com. The information which appears on our web sites is not part of this report.

- ii -

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,736,535	$2,228,455
Accounts receivable, net	4,248,420	3,778,096
Notes receivable	638,506	1,104,343
Inventories	2,039,771	1,719,796
Prepaid expense and other current assets	544,098	453,860

Total current assets	9,207,330	9,284,550

LONG-TERM ASSETS:
Restricted cash	701,180	175,075
Property and equipment, net	3,293,001	3,394,157
Prepaid land use rights, net	84,375	84,746
Deposit on land use rights	760,592	744,303
Other assets	29,216	31,221

Total other assets	4,868,364	4,429,502

Total assets	$14,075,694	$13,714,052

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$2,686,307	$3,002,982
Accounts payable and accrued expenses	1,884,682	957,190
Advances from customers	471,838	424,320
Taxes payable	413,048	487,223
Due to related parties	178,562	208,568

Total current liabilities	5,634,437	5,080,283

MINORITY INTEREST	4,922,920	4,913,442

SHAREHOLDERS' EQUITY:
Common stock, ($.001 par value, 500,000,000 shares authorized;
135,810,792 shares issued and outstanding)	135,811	135,811
Additional paid-in capital	19,661,352	19,661,352
Statutory reserves	692,218	687,717
Accumulated deficit	(17,391,940)	(17,180,183)
Other comprehensive income	420,896	415,630

Total shareholders' equity	3,518,337	3,720,327

Total liabilities and shareholders' equity	$14,075,694	$13,714,052

See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008

Net revenues	$6,229,192	$6,492,130
Cost of sales	5,742,090	5,686,635
Gross profit	487,102	805,495
Operating expenses:
Selling expenses	221,350	270,016
Consulting and investor relations expense	-	236,174
Consulting expense	100,000	-
Compensation and related taxes	53,090	67,227
General and administrative	122,032	235,699
Total operating expenses	496,472	809,116

Loss from operations	(9,370)	(3,621)
Other income (expenses):
Interest income	1,197	8,242
Interest expense	(22,290)	(5,029)
Loss on disposition of property and equipment	(61,958)
Realized loss on sale of marketable equity securities	-	4,896
Foreign currency transaction gain (loss)	(3,480)	-
Total other income (expenses)	(86,531)	8,109

Income (loss) before discontinued operations. income taxes
and minority interest	(95,901)	4,488
Discontinued operations:
Loss from discontinued operations	(81,250)	(90,834)
Total loss from discontinued operations	(81,250)	(90,834)

Loss from income taxes and minority interest	(177,151)	(86,346)
Provision for income taxes	(26,800)	(134,126)
Loss before minority interest	(203,951)	(220,472)
Minority interest in income of subsidiary	(3,305)	(112,657)
Net loss	$(207,256)	$(333,129)

Comprehensive loss:
Net loss	$(207,256)	$(333,129)
Other comprehensive income:
Unrealized foreign currency translation gain	5,266	98,215
Comprehensive loss	$(201,990)	$(234,914)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.00)	$(0.00)
Net loss from discontinued operations	(0.00)	(0.00)
Net loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	135,810,792	135,775,188
See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Loss from continued operations	$(126,006)	$(242,295)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	96,682	39,664
Loss on disposition of property and equipment	61,958
Common stock, warrants and options issued for services	-	10,400
Contributed services	-	110,000
Minority interest	3,305	112,657
Changes in assets and liabilities:
Accounts receivable	(465,511)	751,276
Inventory	(317,768)	(914,401)
Prepaid expenses and other current assets	(89,658)	(418,489)
Other assets	2,042	192,734
Notes receivable	467,156	318,690
Accounts payable and accrued expenses	926,301	393,262
Taxes payable	(74,776)	-
Advances from customers	46,978	756,226
Deferred revenue	-	38,617
Net cash provided by continuing operations	530,703	1,148,341

Loss from discontinued operations	(81,250)	(90,834)
Net cash used in discontinued operations	(81,250)	(90,834)

Net cash provided by operating activities	449,453	1,057,507

Cash flows from investing activities:
Purchase of property and equipment	(52,725)	(928,956)
Decrease in due from related party	-	188
Deposit on land use rights	(15,352)	-

Net cash flows used in investing activities	(68,077)	(928,768)

Cash flows from financing activities:
Repayments of notes payable	(319,867)	(1,672,311)
Proceeds from (repayment of) related party advances	(30,244)	248,056
Decrease (Increase) in restricted cash	(525,809)	445,950

Net cash flows used in financing activities	(875,920)	(978,305)

Effect of exchange rate on cash	2,624	29,366

Net decrease in cash	(491,920)	(820,200)

Cash - beginning of year	2,228,455	2,012,480

Cash - end of period	$1,736,535	$1,192,280
	-
Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$22,290	$5,029
Income taxes	$180	$-

See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Effective June 27, 2007, the Company entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co., Ltd. ("AoHong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, the Company acquired 56.08% of the membership interests of AoHong from that company in exchange for $3,380,000 to be invested in AoHong between September 30, 2007 and July 27, 2009. As part of the transaction, 12,500,000 shares of the Company's common stock valued at $1,187,500 were issued to Mr. Hu.

AoHong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The operations of AoHong are comprised of three basic functions:

•
Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 39.8% and approximately 38.0%, respectively, of its net revenues were generated from this activity for the three months ended March 31, 2009 and 2008;

•
Custom mixing of various raw materials in accordance with customer specifications into a new product. AoHong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 7.0% and 4.7% of its net revenues were generated from this activity during the three months March 31, 2009 and 2008, respectively and;

•
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 53.2% and approximately 57.3%, respectively, of its net revenues were generated from this activity during the three months ended March 31, 2009 and 2008, respectively.

Customers of AoHong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. During the three months ended March 31, 2009 and 2008, respectively, approximately 30% and 34% of its net revenues were from automobile, air conditioners and refrigerator manufacturers, approximately 63% and 64.6% of its net revenues were from air conditioners and refrigerator retailers and approximately 7% and 1.4% of its net revenues were from the export of products. Historically AoHong has witnessed a seasonal surge in demand for refrigerant products from July to September.

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2008 and notes thereto contained in the Annual Report on Form 10-K as filed with the SEC. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the 2009 and 2008 periods include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At March 31, 2009, the Company had deposits of approximately $1,734,235 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2009.

At March 31, 2009 and December 31, 2008, our bank deposits by geographic area were as follows:

Country	March 31, 2009		December 31, 2008

United States	$2,300	0.1%	$92,457	4.1%
China	1,734,235	99.9%	2,135,998	95.9%
Total cash and cash equivalents	$1,736,535	100%	$2,228,455	100%

Customer concentration

Shanghai 3F New Materials Co., Ltd. and HangZhou Fuming Refrigeration Co., Ltd. represented 14.7% and 13.9% of our net revenues in the first quarter of 2009, while Shanghai 3F New Materials Co., Ltd. and Changshu Zhongtian Chemical Trading Co., Ltd. represented 20.8% and 18.3% of net revenues in the first quarter of 2008.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of March 31, 2009 and December 31, 2008, the Company has not recorded an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of, average cost or market and consist of raw materials and finished goods. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At March 31, 2009 and December 31, 2008, our consolidated balance sheets include prepaid expenses and other current assets of $544,098 and $453,860, respectively.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not incur any impairment for the three months ended March 31, 2009 and 2008.

Advances from Customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
Level 2
Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3
Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Stock Based Compensation

The Company adopted  SFAS No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Revenue Recognition

The Company follows the guidance of the SEC’s Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

Loss per Common Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the unexercised stock options and warrants. In the 2008 period, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
Net income (loss) available to common shareholders for basic and diluted earnings per share	$(207,256)	$(333,129)

Weighted average shares outstanding-basic	135,810,792	135,775,188
Effect of dilutive securities:
Unexercised stock options and warrants	-	-
Weighted average shares outstanding-diluted	135,810,792	135,775,188
Earnings (loss) per share-basic	$0.00	$0.00
Earnings (loss) per share-diluted	$0.00	$0.00

Non-Employee Stock-Based Compensation

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" .

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

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2009 was $2,624. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of March 31, 2009, the exchange rate for the local currency, the Chinese dollar or RMB was $1 for 6.8456 RMB.

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

Comprehensive Income

The Company follows SFAS No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2009 included net income, foreign currency translation adjustments, and an unrealized loss of marketable equity securities.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company has adopted SFAS 141 effective January 1, 2009.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company has adopted and evaluated SFAS 160 and determined that there was no impact as of March 31, 2009.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated SFAS 161 and determined that there was no impact as of March 31, 2009.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company has evaluated FSP APB 14-1 and determined that there was no impact as of March 31, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company has adopted and evaluated FSP 03-6-1 and determined that there was no impact as of March 31, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 2 - DISPOSITION

The following data represents the disposal of the Biometrics segment at March 31, 2009.

On January 19, 2009, the Company entered into an Asset Purchase Agreement with Pearl Group for the sale of certain assets related to its Biometrics segment. Pearl Group is wholly owned by Dore S. Perler, a member of the Company’s board of directors and its former Chief Executive Officer. Included in the Asset Purchase Agreement are the following assets of the  Biometrics segment; customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims. The consideration received by the Company in connection with the Asset Purchase Agreement included the assumption of liabilities, if any, by Pearl Group related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 employment agreement entered into between him and the Company. Also, in connection with the termination of the employment agreement, the Company agreed to pay Mr. Perler the sum of $75,000. As of January 19, 2009, the Company will no longer be engaged in this industry and we have discontinued the Biometrics segment. The Company did not incur any costs or take any charges, and does not expect any in the future, related to the sale of the Biometrics segment pursuant to the Asset Purchase Agreement. For the years ended December 31, 2008 and 2007, the Biometric segment is reported as a discontinued operation and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. The following table sets forth for the years indicated selected financial data of the Company's discontinued operations, including the Toy Distribution segment and the Biometrics segment.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

	March 31,
	2009	2008
Net Revenues	$-	$15,347
Gross profit	-	15,347
Operating and other non-operating expenses	81,250	106,181
Loss from discontinued operations	(81,250)	(90,834)
Total loss from discontinued operations	$(81,250)	(90,834)

NOTE 3 - INVENTORIES

At March 31, 2009 and December 31, 2008, inventories consisted of:

	2009	2008
Finished goods	$2,039,771	$1,719,796
Less: Reserve for slow moving inventory	-	-
	$2,039,771	$1,719,796

NOTE 4 – DUE TO RELATED PARTIES AND SIGNIFICANT HOLDERS

At March 31, 2009 and December 31, 2008, due to related parties, which is attributable to AoHong, consists of the following:
	March 31 2009	December 31, 2008
Due to Aihua Hu	$-	$170,303
Due to Ying Ye	23,705	23,675
Due to Liang Ye	14,608	14,590
Due to China Direct, Inc.	140,249	-
	$178,562	$208,568

At March 31, 20009 we reflect $140,249 due to China Direct, Inc. comprised of $100,000 in consulting fees for services rendered in the first quarter of 2009, and $40,249 of professional fees paid by China Direct on behalf of the company. China Direct is a significant shareholder, owning in excess of 10% of our common stock.

Mr. Aihua Hu, CEO of AoHong, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	Estimated Life	March 31, 2009	December 31, 2008
Buildings	20 years	$1,153,641	$1,511,742
Auto and Truck	5 years	302,571	302,191
Manufacturing Equipment	10 years	1,816,677	1,698,532
Office Equipment	5-7 years	50,554	10,736
Construction in Progress	-	29,489	259,731
		3,712,932	3,782,932
Less Accumulated Depreciation		(419,931)	(388,775)
		$3,293,001	$3,394,157

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to $94,603 and $39,234, respectively.  Including in depreciation expense is $61,966 of accumulated depreciation related to a disposition of certain property and equipments.

NOTE 6 - LAND USE RIGHTS

AoHong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount of approximately RMB 1,067,000, fluctuated by the exchange rate. Under the terms of the agreement, AoHong has rights to use certain land until November 3, 2053. AoHong will amortize these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition). At March 31, 2009 and December 31, 2008, land use rights are valued at the following:

	Estimated Remaining Life	March 31, 2009	December 31, 2008
Land Use Rights	46 year	$87,659	$87,550
Less Accumulated Amortization		(3,284)	(2,804)
		$84,375	$84,746

For the three months ended March 31, 2009 and 2008, amortization expense amounted to $476 and $430, respectively.

Deposit on land use rights

As of March 31, 2009 Tianjin AoHong paid Ji City Bureau of Land Resource $760,592 as a deposit towards an aggregate price of RMB 5,206,707, on the purchase on the land use rights located in Tianjin province. The payment has been reflected as a deposit on land use rights on the accompanying balance sheet. Under the terms of the land use right acquisition contract signed with Ji City Bureau of Land Resource in February 2009, Tianjin Aohong has rights to use certain land until February 22, 2059. In February 2009, AoHong Tianjin paid off the balance and received the Confirmation Letter of Land Delivery, which represented the ownership of the land use right. The release of Certificate of Land Use Right is under process.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on February 10, 2009. Interest only payable quarterly at an annual rate of 6.7068%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $551,487. The note was satisfied at maturity.	$--	$551,487
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on July 29, 2009. Interest only payable quarterly at an annual rate of 5.2488%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $461,888.	508,356	--
Notes payable to Country Commercial Bank HuaTing Branch, due on April 7, 2009. Interest only payable quarterly at an annual rate of 8.964%. Secured by the buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai. The note was satisfied at maturity.	--	364,740
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on March 12, 2009. Interest only payable quarterly at an annual rate of 6.7068%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $491,669. The note was satisfied at maturity.	--	491,667
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on March 2, 2009, Interest only payable quarterly at an annual rate of 6.5124%. The note was satisfied at maturity.	--	732,398
Bank acceptances payable, non-interest bearing. Secured by restricted cash of $$701,180 and $175,057 at March 31, 2009 and December 31, 2008 payable on demand.	1,752,951	437,688
Note payable to China Direct, Inc. due on June 30, 2009 with interest due at 4% per annum. Secured by marketable equity securities.	400,000	400,000
Note payable to individual, due on demand with interest due at 10% per annum and unsecured.	25,000	25,000
Total	2,686,307	3,002,982
Less: (current position)	(2,686,307)	(3,002,982)
Long-Term portion of notes payable	$--	$--

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

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

NOTE 8 - SHAREHOLDERS' EQUITY

Common Stock

On January 5, 2008, the Company entered into a two month consulting agreement for investor relations services. In connection with this consulting agreement, the Company paid cash of $210,000 and agreed to issue 1,100,000 shares of its common stock to the consultant. The shares issuable pursuant to this contract were issued by a third party on behalf of the Company. The shares were issued at the fair values at the date of the issuance of $110,000 or $.10 per share based on the trading price of common shares.

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

Stock Option Grants

Stock option activity for the three months ended March 31, 2009 is summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at January 1, 2009	8,900,000	$0.10
Forfeited	--	--
Balance at March 31, 2009	8,900,000	$8,900,000
Option exercisable at end of period	8,900,000	0.10
Weighted average fair value of options granted during the period	--	--

The following table summarizes the Company's stock options outstanding at March 31, 2009:

Options Outstanding			Options Exercisable
Weighted Range of Exercise Price	Number Outstanding at March 31, 2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March, 31, 2009	Weighted Average Exercise Price
$0.07-0.08	7,250,000	3.32 Years	$0.073	7,250,000	$0.072
0.19-0.20	650,000	1.47 Years-	0.196	650,000	0.196
	7,900,000	-	$0.083	7,900,000	$0.083

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

Common Stock Warrants

Stock warrant activity for the three months ended March 31, 2009 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding as January 1, 2009	63,800,113	$0.16
Cancelled	-	-
Outstanding at March 31, 2009	63,800,113	$0.16

The following table summarizes the Company's stock warrants outstanding at March 31, 2009

Warrants Outstanding			Warrants Exercisable
Weighted Range of Exercise Price	Number Outstanding at September 30,2008	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.35-0.55	8,118,455	1.53 Years	$0.40	8,118,455	$0.40
0.16-0.20	1,104,250	1.56 Years	0.16	1,104,250	0.16
0.12	52,477,408	3.50 Years	0.12	52,477,408	0.12
0.10	2,100,000	3.00 Years-	0.10	2,100,000	0.10
	63,800,113	-	$0.16	63,800,113	$0.16

NOTE 9 - FOREIGN OPERATIONS

As of March 31, 2009 the majority of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at March 31, 2009 and December 31, 2008 as well as revenues for the three months ended March 31, 2009 and 2008 are as follows:

	United States	People’s Republic Of China	Total
Revenues for the three months ended March 31, 2009	$0	$6,229,192	$6,229,192
Revenues for the three months ended March 31, 2008	15,347	6,492,130	6,507,477
Identifiable assets at March 31, 2009	2,300	14,073,395	14,075,694
Identifiable assets at December 31, 2008	$98,707	$13,615,345	$13,714,052

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In 2008 and 2009 we conducted business in one segment: Chemical Distribution, while in 2007 we reported in three segments; (i) Chemical Distribution, (ii) Biometrics, and (iii) Toy Distribution. Our historical operations were the design, development, manufacture and sale of biometric identification products. . In June 2007 we acquired a 56.08% interest in AoHong, creating our Chemical Distribution Segment. In 2008 we discontinued our Biometrics segment, prior to then, revenues from AoHong represented in excess of 99% of our consolidated net revenues for each of 2007 and the nine months ended September 30, 2008. In January 2009 we sold our historical operations related to the Biometrics segment to our former CEO and AoHong’s operations now represent all of our business and operations. In August 2007, we created a Toy Distribution segment when we acquired a 60% interest in Big Tree. We did not report any revenues from Big Tree during 2008 or 2007. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with our financial statements in accordance with generally accepted accounting principles. This segment never commenced operations and we discontinued the segment in April 2008.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009

NOTE 11 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with the PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the three months ended March 31, 2009, statutory reserve activity is as follows:

AoHong
Balance-December 31, 2008	$687,717
Additional to statutory reserves	4,501
Balance-March 31, 2009	$692,218

NOTE 12 – SUBSEQUENT EVENTS

In April 2009 we entered into a consulting and management agreement with China Direct Investments, Inc. The agreement entails services to be provided from January 1, 2009 through December 31, 2009. The agreement outlines various consulting services, which have been provided by China Direct Investments, Inc. since July 1, 2008, including coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals and similar services. Under the terms of the April 2009 agreement, we will issue China Direct, Inc. a total of 20,000,000 shares of our common stock valued at $400,000.  Of these shares, 5,000,000 shares are payable at the end of each calendar quarter of 2009. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.  In May, 2009, we issued 5,000,000 shares for the first quarter of 2009 related to this agreement.

In April 2009, we entered into a consulting agreement with Mr. Perler expiring on December 31, 2009 to serve as a member of our Board of Directors and corporate Secretary. Under the terms of this agreement, we agreed to pay Mr. Perler a total of 1,000,000 shares of our common stock valued at $20,000 to serve in these positions. As of May 14, 2009, we issued 1,000,000 shares for the first quarter of 2009 related to this agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are on a calendar year, as such the three month period ending March 31, is our first quarter. The year ended December 31, 2008 is referred to as “2008” and the coming year ending December 31, 2009 is referred to as “2009”.

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

All of our operations are conducted in China through our AoHong subsidiary. AoHong sells and distributes assorted chemicals. Our main product group is liquid coolants which are employed primarily as refrigerants in air conditioning systems. AoHong's operations are comprised of four basic functions:

•	Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution;
•	Custom mixing of various raw materials in accordance with customer specifications into a new product;
•	AoHong employs two engineers who work with customers to derive proper mixture of chemicals; and
•	Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product.

AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shangxi, Chongqing, Sichuan, Jiangsu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan. AoHong exports to countries such as Russia and Thailand.

A significant portion of our volume, approximately 30%, and 34% in the first quarters of 2009 and 2008, respectively, are derived from automobile, refrigerator manufacturers and air conditioning manufacturers; as such, historically we have witnessed a seasonal surge in demand for refrigerant products from July to September. AoHong utilizes a purchase order system for orders; generally we enter into supply agreements with major customers, which outline annual demand. Typically we deliver product within 15 to 30 days from the time an order is placed. We generally offer customers terms of net 60 days to net 90 days.

DISCONTINUED OPERATIONS

In January 2009 we sold the assets related to our Biometrics segment to a company owned by Mr. Dore Scott Perler, a member of our Board of Directors and our former Chief Executive Officer, in exchange for an assumption of liabilities related to this division and the termination of Mr. Perler’s employment agreement. As a result of this disposition, AoHong’s operations now represent all of our business and operations. In 2009 and 2008, the Biometric Business is reported on our financial statements as a discontinued operation and prior periods have been restated in our financial statements and related footnotes to conform to this presentation. We believe that the disposition of the Biometric segment assets, the termination of Mr. Perler’s employment agreement and the consolidation of our U.S. offices and operations in China will serve to reduce our general operating expenses in future periods.

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

All discontinued operations for the Biometrics segment and the Toy Distribution segment have been omitted from the financial statements included in this report.

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

Inventories

Inventories are stated at the lower of average cost or market price and consist of row material and finished goods. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the cost and the market value.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Building and improvements	20 Years
Manufacturing Equipment	10 Years
Office equipment and furniture	5-7 Years
Vehicle	5 Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Included in property and equipment is construction-in-progress which consists of one factory under construction and includes the costs of construction. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue recognition

We follow the guidance of the SEC’s SAB No. 104, "Revenue Recognition in Financial Statements". In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Fair value of financial instruments

The carrying amounts reported in the balance sheets for cash, receivables, inventories and accounts payable approximate their fair market value based on the short-term maturity of these instruments

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company has adopted SFAS 141 effective January 1, 2009.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB 51. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company has adopted and evaluated SFAS 160 and determined that there was no impact as of March 31, 2009.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated SFAS 161 and determined that there was no impact as of March 31, 2009.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company has evaluated FSP APB 14-1 and determined that there was no impact as of March 31, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company has adopted and evaluated FSP 03-6-1 and determined that there was no impact as of March 31, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

NET REVENUES, COST OF SALES AND TOTAL OPERATING EXPENSES

For the three months ended March 31, 2009, we generated net revenues of $6,229,192 as compared to $6,492,130 during the three months ended March 31, 2008 of, a 4% decrease. For the three months ended March 31, 2009, our net revenues decreased approximately 4% from the comparable period in 2008. Our net revenues were negatively impacted due to reduced market prices and demand for our products.  We continue to witness weaker demand for our products, and expect this trend will continue.

For the three months ended March 31, 2009, our cost of goods sold was approximately 92% of revenues as compared to 88% of revenues during the three months ended March 31, 2008. This increase is the result of increasing raw material prices.  As market demand has waned, many producers have reduced production.  As a result of the limited supply we have seen raw materials prices increase, we expect this trend will continue.

The following table provides selected financial data for the three months ended March 31, 2009 and 2008.

	March 31, 2009	March 31, 2008
Net revenues	$6,229,192	$6,492,130
Cost of sales	5,742,090	5,686,635
Gross profit	487,102	805,495
Gross profit margin	7.8%	12.4%
Operating expenses	496,472	809,116
Operating expenses as a percentage of net revenues	8.0%	12.5%
Operating income	(9,370)	(3,621)
Operating margin	0.0%	0.0%

AoHong generates net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications and from the repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. During the three months ended March 31, 2009:

•	approximately 39.8% of our net revenues were from the sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale,
•	approximately 7% were from custom mixing of various raw materials in accordance with customer specifications into a new product, and
•	the remaining approximate 53.2% of our net revenues were from distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product.

OPERATING EXPENSES

For the three months ended March 31, 2009, total operating expenses were $496,472 as compared to $809,116 during the first quarter of 2008, a decrease of $312,644 or approximately 37%.  This decrease is a result of reduced selling expenses, reduced consulting expenses, reduced compensation expenses, and reduced general and administrative expenses during the first quarter of 2009. These were partially offset by a $100,000 increase in consulting expenses related to our April 2009 agreement with China Direct.

For the three months ended March 31, 2009, selling expenses decreased to 3.6% of net revenues as compared to 4.2% of net revenues in the first quarter of 2008.  This decrease in selling expenses, which include shipping expenses, is a result of declining fuel prices.

For the three months ended March 31, 2009, we did incur consulting expenses of $100,000 for the three months ended March 31, 2009 related to an agreement with China Direct, Inc. signed in April 2009 which reflects the fair value of common stock granted.

For the three months ended March 31, 2009, compensation and related taxes, as well as general and administrative expenses decreased from the comparable period in 2008, due to the reductions in staff as a result of the sale of our Biometric segment in January 2009.

TOTAL OTHER INCOME (EXPENSES)

Total other expense amounted to $24,573 for the three months ended March 31, 2009 as compared to income of $8,109 for the three months ended March 31, 2008. Included in this change is an increase in interest expense of $17,692 relating to debt obligations of AoHong.

NET LOSS

Our net loss for the three months ended March 31, 2009 was $207,256, as compared to a loss of $333,129 for the three months ended March 31, 2008. In the first quarter of 2009, our net loss was attributable to an $81,250 loss from the sale of our Biometrics segment, which was discontinued.  For the three months ended March 31, 2008, our net loss was attributable to a $90,834 loss from our Biometrics segment which was offset by net income of $4,488 from our Chemical Distribution segment.

COMPREHENSIVE INCOME (LOSS)

As described elsewhere herein, the functional currency of AoHong is the RMB. The financial statements of AoHong are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in comprehensive income (loss) on the consolidated statements of operations.  For the three months ended March 31, 2009, we reported a non-cash gain of $5,266 as compared to a non-cash gain of $98,215 in the first quarter of 2008.  These non-cash transactions served to reduce our net losses for each of the periods.  As a result of these non-cash items, we reported comprehensive loss of $201,990 for the three months ended March 31, 2009 as compared to a comprehensive loss of $234,914 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected comparative financial information from our balance sheets at March 31, 2009 and March 31, 2008.

	March 31,2009	December 31,2008	Increase/(Decrease)
Working capital	$3,572,893	$4,204,267	$(631,374)
Cash	1,736,535	2,228,455	(491,920)
Total current assets	9,207,330	9,284,550	(77,220)
Total assets	14,075,694	13,714,052	361,642
Total current liabilities	5,634,437	5,080,283	554,154
Total liabilities	$5,634,437	$5,080,283	$554,154

We maintain cash balances in the United States and China. At March 31, 2009 and December 31, 2008, bank deposits by geographic area (reclassified to reflect discontinued operations), were as follows:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
United States	$2,300	0.1%	$92,457	4.1%
China	1,734,235	99.9%	2,135,998	95.9%
	$1,736,535		$2,228,455

A substantial portion of our cash balance, approximately $1.7 million at March 31, 2009, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at March 31, 2009 has been converted based on the exchange rate as of March 31, 2009. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

The following table provides certain comparative information on the changes in our total assets and total liabilities at March 31, 2009 from December 31, 2008:

	March 31, 2009	March 31, 2008	Increase/ (Decrease)
Accounts receivable, net	$4,248,420	$3,778,096	$470,324
Notes receivable	638,506	1,104,343	(465,837)
Inventories, net	2,039,771	1,719,796	319,975
Prepaid expense and other current assets	544,098	453,860	90,238
Restricted cash	701,180	175,075	526,105
Property and equipment and land use rights, net	4,137,968	4,223,206	(85,238)

Notes payable	2,286,307	2,602,206	(316,675)
Accounts payable and accrued expenses	1,884,682	957,190	(927,492)
Advances from customers	471,838	424,320	47,518
Taxes payable	413,048	487,223	(74,175)
Due to related parties	178,562	208,568	(30,006)

At March 31, 2009, our cash balance was $1,736,536 as compared to $2,228,455 at December 31, 2008, a decrease of $491,920. This decrease in cash was primarily attributable an increase in accounts receivable of $470,324, an increase in inventories of $319,975 and an increase in prepaid expenses of $90,238.  These increases were partially offset by a decrease in notes receivable of $465,837, a decrease in taxes payable of $74,175. The use of cash were offset primary by increase in account payable and accrued expense $927,492 and advance from customers of $47,518.  The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheet at March 31, 2009 and December 31, 2008 and does necessarily reflect changes in assets and liabilities reflected on our cash flow statement, which we use the average foreign exchange rate during the period to calculate those changes.

At March 31, 2009, notes receivable of $638,506 represented amounts due AoHong from eight customers for the purchase of finished goods which is due between October 20, 2008 and September 13, 2009. These obligations, which are similar to accounts receivable, are due in through September 2009. Based upon historical experience with these customers, AoHong anticipates that the notes receivable will be paid in accordance with its terms.

Inventories at March 31, 2009 were $2,039,771 which represents finished goods. While AoHong generally increases its inventory levels during off peak season which enables it to offer shorter delivery times and in some cases better pricing during its peak selling season, our inventories have also increased as a result of weakened demand.

At March 31, 2009, prepaid expenses and other current assets primarily consisted of payments of $475,495 to suppliers for merchandise that had not yet been delivered and other receivables of $68,603.

Property and equipment and land use rights, net of accumulated depreciation at March 31, 2009 is $4,137,968, as compared to $4,223,206 at December 31, 2008, a decrease of 2%.

Included in notes payable at March 31, 2009 was $2,286,307 due by AoHong to banks with maturity dates between February 10, 2009 and June 30, 2009. The loan proceeds were used for working capital purposes and bear annual interest ranging from 4% to 10%.  Restricted cash secures bank acceptances which are included in notes payable.  We expect to repay these loans from working capital.

Notes payable represent amounts borrowed from China Direct, Inc. for working capital which are due on June 30, 2009.  In August 2008 we borrowed $400,000 from China Direct, Inc. under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes. As collateral for the note we assigned China Direct, Inc. the 53,654 shares of common stock of China Direct, Inc. we owned which were tendered to us by Mr. Wei Lin as consideration for our sale to him of our 60% interest in Big Tree Toys, Inc. in April 2008. The realized loss on marketable equitable security of $325,983 from the sale of marketable securities consisting of common stock of China Direct Inc.

At March 31, 2009, accounts payable and accrued expenses amounted to $1,884,682 as compared to $957,190 at December 31, 2008, an increase of $927,492. The increase was related to increases in our inventory levels and prepayments to suppliers.

Advances from customers of $471,838 at March 31, 2009 represented prepayments from AoHong's customers, an increase of $47,518 from $424,320 at December 31, 2008. The increase was attributable to decreased on credit sales for the period.

Due to related parties at March 31, 2009 represent amounts loaned to AoHong by our chairman and members of his family for working capital purposes. The majority of these advances were primarily made during 2006 and during the quarter ended June 30, 2008. We borrowed funds from related parties to offset uses in cash due to the purchase of property and equipment of approximately $1,400,000, and to fund increases in our inventory balances. During the three months ended March 31, 2009, we received advances from Mr. Aihua Hu for working capital purposes in the amount of approximately $140,249 and repaid approximately $170,303. These advances are non-interest bearing and payable on demand.

Net cash provided by operating activities for the three months ended March 31, 2009 was $449,453 compared to $1.1 million in the first quarter of 2008. Cash provided by operating activities was mainly comprised of a decrease in notes receivable of $467,156, a $926,301 increase in accounts payable, $96,682 of depreciation and amortization expenses and a $61,958 on loss of disposition of certain assets. These items were mostly offset by our net operating loss of $126,006, an increase in accounts receivables of $465,511, and an increase in inventory of $319,975.

Net cash used in investing activities for the three months ended March 31, 2009 was $68,077 as compared to $928,768 for the three month ended March 31, 2008.  For the three months ended March 31, 2009, we used $52,725 to purchase property and equipment, and used $15,352 towards the purchase of land use rights.

Net cash used in financing activities for the three months ended March 31, 2009 was $875,920 as compared to net cash used in financing activities of $978,305 for the three months ended March 31, 2008. In the first quarter of 2009 we reduced notes payable by $319,867, reduced related party balances by $30,244, and increased our restricted cash balance by $525,809.

As a result of the above, net cash decreased by $491,920 during the three months ended March 31, 2009, which included the effect of the exchange rate on our cash, as compared to a net cash decrease of $820,200 during the three months ended March 31, 2008.

 CAPITAL NEEDS

In satisfaction of our June 2007 acquisition of a 56.08% interest in AoHong we made a commitment to $3,380,000 to increase its registered capital. We funded $1,200,000 of this amount with from the proceeds of our 2007 private offering and funded an additional $400,000 of this amount from the proceeds of the loan from China Direct, Inc.  We owed an additional $200,000 by December 31, 2008 and the remaining $1,580,000 is due by June 27, 2009.  The minority owners of AoHong orally agreed to extend the payment of the $200,000 until May 28, 2009.Historically, we have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures, however, under we are required to contribute an additional $1,780,000 to  on or before June 27, 2009 and  the $400,000 note to China Direct, Inc. is due on June 30, 2009. We are currently in discussion with AoHong's management to further restructure payment terms for the remaining commitments as well as with China Direct to extend the payment terms on this note. If we are unable to renegotiate the terms of our obligations to AoHong our ability to continue our operations as they are presently conducted could be adversely impact. In addition, if we are unable to extend the due date of the China Direct note, upon our default China Direct would be entitled to retain the shares we have pledged as collateral in addition to pursuing collection of the obligation.

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

We also require additional capital to pay our general operating expenses. Currently, our cash is not sufficient for all of our capital needs. While AoHong has historically reported profitable operations, cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. As a result, we may not have access to the capital necessary to fully develop our operations and satisfy our obligations as they become due.

In November 2008, we created AoHong Tianjin to expand our distribution channels into northern China. AoHong Tianjin agreed to acquire land use rights for approximately 253,350 square feet of land located in Ji County Economic Development Park for approximately $751,364. We anticipate commencing construction of a manufacturing distribution facility for AoHong Tianjin in the second quarter of 2009. The cost of the project is estimated at approximately $2.9 million which include the cost of land use right, construction of the facility and property, plant and equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in  Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our sec  reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

        Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2008.  There has been no material change in our risk factors from those previously discussed in the Annual report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2009, we entered into a consulting agreement with Mr. Dore Scott Perler, our former CEO and member of our Board Directors, to serve as a member of our Board of Directors and corporate Secretary. Under the terms of this agreement which expires on December 31, 2009, we issued Mr. Perler a total of 1,000,000 shares of our common stock valued at $20,000 as compensation for his services.  Mr. Perler is an accredited investor and the issuance of shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Consulting and Management Agreement between China America Holdings, Inc. and China Direct Investments, Inc. dated April 9, 2009
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AMERICA HOLDINGS, INC.

Date: May 15, 2009	By: /s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer