Form 10-Q
period 2009-06-30
CHINA AMERICA HOLDINGS, INC.
filed 2009-08-13
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 146,810,792 shares of common stock are issued and outstanding as of August 13, 2009.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety and review the risks described in "Item 1A. - Risk Factors" in our Form 10-K for the year ended December 31, 2008 as filed with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Our web sites are www.chinaamericaholdings.com and www.china-aohong.com. The information which appears on our web sites is not part of this report.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,837,542	$2,228,455
Accounts receivable, net	4,518,545	3,778,096
Notes receivable	312,050	1,104,343
Inventories	2,242,495	1,719,796
Prepaid expense and other current assets	569,716	453,860

Total current assets	9,480,348	9,284,550

LONG-TERM ASSETS:
Restricted cash	701,262	175,075
Property and equipment, net	3,440,415	3,394,157
Prepaid land use rights, net	832,011	84,746
Deposit on land use rights	-	744,303
Other assets	29,219	31,221

Total other assets	5,002,907	4,429,502

Total assets	$14,483,255	$13,714,052

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$2,286,571	$2,602,982
Notes payable - related party	420,000	400,000
Accounts payable and accrued expenses	1,755,020	957,190
Advances from customers	588,129	424,320
Taxes payable	517,637	487,223
Due to related parties	189,510	208,568

Total current liabilities	5,756,867	5,080,283

CHINA AMERICA HOLDINGS, INC. SHAREHOLDERS' EQUITY:
Common stock, ($.001 par value, 500,000,000 shares authorized;
146,810,792 shares issued and outstanding at June 30, 2009)	146,811	135,811
Additional paid-in capital	19,859,352	19,661,352
Statutory reserves	704,200	687,717
Accumulated deficit	(17,416,613)	(17,180,183)
Other comprehensive income	421,359	415,630

Total China America Holdings, Inc. shareholders' equity	3,715,109	3,720,327

Non-controlling Interest	5,011,279	4,913,442

Total shareholders' equity	8,726,388	8,633,769

Total liabilities and shareholders' equity	$14,483,255	$13,714,052

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$8,185,254	$10,433,724	$14,414,446	$16,925,854
Cost of sales	7,320,478	9,456,641	13,062,568	15,143,276
Gross profit	864,776	977,083	1,351,878	1,782,578

Operating expenses:
Selling expenses	314,058	150,319	535,408	420,335
Consulting and investor relations expense	-	19,201	-	255,375
Consulting expense-related party	109,000	-	209,000	-
Compensation and related taxes	160,856	68,089	213,946	135,316
General and administrative	96,867	(11,977)	218,899	223,722

Total operating expenses	680,781	225,632	1,177,253	1,034,748

Income from operations	183,995	751,451	174,625	747,830

Other income (expenses):
Interest income	1,654	1,776	2,851	10,018
Interest expense	(9,711)	(15,321)	(32,001)	(20,350)
Loss on disposition of property and equipment	-	-	(61,958)	-
Realized loss on sale of marketable equity securities	-	(52,239)	-	(47,343)
Gains from investments	2,338	-	2,338	-
Foreign currency transaction gain (loss)	(463)	5,649	(3,943)	5,649

Total other expenses	(6,182)	(60,135)	(92,713)	(52,026)

Income before discontinued operations and income taxes	177,813	691,316	81,912	695,804

Discontinued operations:
Gain from disposal of discontinued operations	-	45,912	-	45,912
Loss from discontinued operations	-	(40,002)	(81,250)	(130,836)

Total loss from discontinued operations	-	5,910	(81,250)	(84,924)

Income before income taxes and noncontrolling interest	177,813	697,226	662	610,880

Provision for income taxes	(102,699)	(186,637)	(129,499)	(320,763)

Net income (loss)	75,114	510,589	(128,837)	290,117

Less: Net income attributable to noncontrolling interest	(87,805)	(277,028)	(91,110)	(389,685)

Net (loss) income attributable to China America Holdings, Inc.	$(12,691)	$233,561	$(219,947)	$(99,568)

Comprehensive (loss) income:
Unrealized foreign currency translation gain	463	217,984	5,729	316,199

Comprehensive (loss) income	$(12,228)	$451,545	$(214,218)	$216,631

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.00)	$0.00	$(0.00)	$0.00
Net loss from discontinued operations	0.00	0.00	(0.00)	(0.00)

Net loss per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic and diluted	141,272,331	135,810,792	138,556,649	135,792,990

See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Loss from continued operations attributable to China America Holdings, Inc.	$(138,697)	$(14,644)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	170,197	124,146
Allowance for doubtful accounts	-	(187,087)
Realized and unrealized loss on marketable equity securities	-	47,343
Loss on disposition of property and equipment	61,958	-
Common stock, warrants and options issued for services	209,000	10,400
Contributed services	-	110,000
Minority interest	91,110	389,685
Gain on sale of discontinued operations	-	(45,912)
Changes in assets and liabilities:
Accounts receivable	(735,429)	(354,786)
Decrease in notes receivable	793,991	278,089
Inventory	(520,457)	(2,178,556)
Prepaid expenses and other current assets	(115,266)	(595,459)
Other assets	2,042	237,960
Accounts payable and accrued expenses	796,878	216,792
Taxes payable	29,751	243,312
Advances from customers	163,264	143,590
Deferred revenue	-	18,874
Net cash provided by (used in) continuing operations	808,342	(1,556,253)

Loss from discontinued operations	(81,250)	(84,924)
Net cash used in discontinued operations	(81,250)	(84,924)

Net cash provided by (used in) operating activities	727,092	(1,641,177)

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	-	26,919
Purchase of property and equipment	(270,269)	(1,398,175)
Land use rights	(750,776)	-
Deposit on land use rights	745,496	-

Net cash flows used in investing activities	(275,549)	(1,371,256)

Cash flows from financing activities:
(Repayments of) Proceeds from notes payable	(320,023)	1,381,381
Proceeds from related party advances	630	589,947
Increase in restricted cash	(526,067)	(226,224)

Net cash flows (used in) provided by financing activities	(845,460)	1,745,104

Effect of exchange rate on cash	3,004	26,565

Net decrease in cash	(390,913)	(1,240,764)

Cash - beginning of year	2,228,455	2,012,480

Cash - end of period	$1,837,542	$771,716

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$24,037	$21,950
Income taxes	$180	$-

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China America Holding, Inc. (the "Company") is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, the Company's core business was the design, development, manufacture and selling of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. The Company had also licensed certain patented technology designed to detect chemical vapors and unexploded ordnance including bombs, grenades, shells, rockets, and other explosive devices.

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

The operations of AoHong are comprised of three basic functions:

•Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 31.0% and 17.7% of its net revenues were generated from this activity for the three and six months ended June 30, 2009 and 2008, respectively;

•Custom mixing of various raw materials in accordance with customer specifications into a new product. AoHong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 9.0% and 21.8% of its net revenues were generated from this activity during the three and six months ended June 30, 2009 and 2008, respectively and;

•Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 60.0% and 60.5% of its net revenues were generated from this activity during the three and six months ended June 30, 2009 and 2008, respectively.

Customers of AoHong include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. During the three and six months ended June 30, 2009 and 2008 approximately 30.9% and 37.4%, respectively, of its net revenues were from automobile, air conditioner and refrigerator manufacturers, approximately 52.1% and 56.1%, respectively, of its net revenues were from air conditioner and refrigerator retailers and approximately 17% and 6.5%, respectively, of its net revenues were from the export of products. Historically AoHong has witnessed a seasonal surge in demand for refrigerant products from July to September.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2008 and notes thereto contained in the Annual Report on Form 10-K as filed with the SEC. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009.

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

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At June 30, 2009, the Company had deposits of approximately $1,832,973 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2009.

At June 30, 2009 and December 31, 2008, our bank deposits by geographic area were as follows:

Country	June 30, 2009		December 31, 2008

United States	$4,569	0.2%	$92,457	4.1%
China	1,832,973	99.8%	2,135,998	95.9%
Total cash and cash equivalents	$1,837,542	100%	$2,228,455	100%

Customer Concentration

Shanghai 3F New Materials Co., Ltd. and HangZhou Fuming Refrigeration Co., Ltd. represented 12.6% and 7.9% of our net revenues in the six months ended June 30, 2009, while Shanghai 3F New Materials Co., Ltd. and Changshu Zhongtian Chemical Trading Co., Ltd. represented 12.1% and 13.7% of net revenues in the six months ended June 30, 2008.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts of collection. As of June 30, 2009 and December 31, 2008, the Company has not recorded an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of average cost, or market; and consists of raw materials and finished goods. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped. At June 30, 2009 and December 31, 2008, our consolidated balance sheets include prepaid expenses and other current assets of $569,716 and $453,860, respectively.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not incur any impairment for the three and six months ended June 30, 2009 and 2008.

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

Revenue Recognition

The Company follows the guidance of the SEC’s Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements" and SAB Topic 13. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

•The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.
•Revenue from the performance of services is recognized upon completion of the service.

 Loss per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the unexercised stock options and warrants. In the 2008 period, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) available to common shareholders for basic and diluted earnings per share
	$(12,691)	$233,561	$(219,947)	$(99,568)

Weighted average shares outstanding-basic	141,272,331	135,810,792	138,556,649	135,792,990
Effect of dilutive securities:
Unexercised stock options and warrants	-	-	-	-
Weighted average shares outstanding-diluted	141,272,331	135,810,792	138,556,649	135,792,990
Earnings (loss) per share-basic	$0.00	$0.00	$0.00	$0.00
Earnings (loss) per share-diluted	$0.00	$0.00	$0.00	$0.00

Non-Employee Stock-Based Compensation

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2009 was $3,004. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of June 30, 2009, the exchange rate for the local currency, the Chinese dollar or RMB was $1 for 6.8448 RMB.

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

Comprehensive Income

The Company follows SFAS No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and six months ended June 30, 2009 included net income, foreign currency translation adjustments, and an unrealized loss of marketable equity securities.

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

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company has adopted and evaluated SFAS 160 and determined that there was no impact as of June 30, 2009.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated SFAS 161 and determined that there was no impact as of June 30, 2009.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We are currently evaluating the requirements of FSP 142-3 and the impact of adoption on our consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption did not have a material impact on our consolidated financial statements.

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly  , or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2,  Recognition  and Presentation of Other-Than-Temporary Impairments , or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1,  Interim Disclosures about Fair Value of Financial Instruments  , or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to  normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009.  We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of SFAS 167 and the impact of adoption on our consolidated financial statements, if any.

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification  , or FASB ASC.  The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 2 - DISPOSITION

The following data represents the disposal of the Biometrics segment at June 30, 2009.

On January 19, 2009, the Company entered into an Asset Purchase Agreement with Pearl Group Advisors, Inc. (“Pearl Group”) for the sale of certain assets related to its Biometrics segment. Pearl Group is wholly owned by Dore S. Perler, a member of the Company’s board of directors and its former Chief Executive Officer. Included in the Asset Purchase Agreement are the following assets of the  Biometrics segment; customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims. The consideration received by the Company in connection with the Asset Purchase Agreement included the assumption of liabilities, if any, by Pearl Group related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 employment agreement entered into between him and the Company. Also, in connection with the termination of the employment agreement, the Company paid Mr. Perler during the first quarter of 2009 the sum of $75,000. As of January 19, 2009, the Company will no longer be engaged in this business segment and we have discontinued the Biometrics segment. The Company did not incur any costs or take any charges, and does not expect any in the future, related to the sale of the Biometrics segment pursuant to the Asset Purchase Agreement. The following table sets forth for the years indicated selected financial data of the Company's discontinued operations, including the Toy Distribution segment and the Biometrics segment.

	June 30,
	2009	2008
Net Revenues	$--	$39,052
Cost of Sales	--	3,748
Gross profit	--	35,304
Operating and other non-operating expenses	81,250	166,140
Loss from discontinued operations	(81,250)	(130,836)
Gain from disposal of discontinued operations	--	45,912
Total loss from discontinued operations	$(81,250)	(84,924)

NOTE 3 - INVENTORIES

At June 30, 2009 and December 31, 2008, inventories consisted of:

	June 30, 2009	December 31, 2008
Finished goods	$2,242,495	$1,719,796
Less: Reserve for slow moving inventory	-	-
	$2,242,495	$1,719,796

NOTE 4 – DUE TO RELATED PARTIES AND SIGNIFICANT HOLDERS

At June 30, 2009 and December 31, 2008, due to related parties, which is attributable to AoHong, consists of the following:

	June 30, 2009	December 31, 2008
Due to Aihua Hu	$18,507	$170,303
Due to Ying Ye	58,438	23,675
Due to Liang Wenjuan	14,610	14,590
Due to China Direct Industries, Inc.	97,926	-
Due to Pearl Group Advisors, Inc.	29	-
	$189,510	$208,568

At June 30, 2009 we reflect $97,926 due to China Direct Industries, Inc. comprised of professional fees paid by China Direct on behalf of the Company. China Direct is a related party and a significant shareholder, owning in excess of 18% of our common stock.

Mr. Aihua Hu, CEO of AoHong and a principal shareholder of the Company, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu. As of June 30, 2009, $91,555 was received from Mr. Aihua Hu and his family for working capital purposes.

During the second quarter of 2008 we recorded a note payable to Pearl Group Advisors, Inc. for $20,000 due on March 11, 2010 with interest due at 3% per annum which represents amounts borrowed by us for working capital. (See Note 8) Pearl Group Advisors, Inc. is owned by Mr. Dore Scott Perler, a member of our Board of Directors and our former Chief Executive Officer. At June 30, 2009, we reflect $29 due to Pearl Group Advisor, Inc. regarding the interest payable during the period.

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	Estimated Life	June 30, 2009	December 31, 2008
Buildings	20 years	$1,513,818	$1,511,742
Auto and Truck	5 years	303,046	302,191
Manufacturing Equipment	10 years	1,828,264	1,698,532
Office Equipment	5-7 years	50,972	10,736
Construction in Progress	-	234,800	259,731
		3,930,900	3,782,932
Less Accumulated Depreciation		(490,485)	(388,775)
		$3,440,415	$3,394,157

For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $166,741 and $123,273, respectively.

NOTE 6 - LAND USE RIGHTS

AoHong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount of approximately RMB 1,067,000, fluctuated by the exchange rate. Under the terms of the agreement, AoHong has rights to use certain land until November 3, 2053. AoHong will amortize these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition). At June 30, 2009 and December 31, 2008, land use rights are valued at the following:

	Estimated Remaining Life	June 30, 2009	December 31, 2008
Land Use Rights - Shanghai AoHong	44 years	$87,670	$87,550
Land Use Rights - Tianjin AoHong	50 years	750,604	--
Less Accumulated Amortization		(6,263)	(2,804)
		$832,011	$84,746

For the six months ended June 30, 2009 and 2008, amortization expense amounted to $3,459 and $873, respectively.

Deposit on land use rights

During the first quarter of 2009, Tianjin AoHong paid Ji City Bureau of Land Resource $760,592 as a deposit towards an aggregate price of RMB 5,206,707, on the purchase on the land use rights located in Tianjin province. The payment has been reflected as a deposit on land use rights on the accompanying balance sheet. Under the terms of the land use right acquisition contract signed with Ji City Bureau of Land Resource in February 2009, Tianjin Aohong has rights to use certain land until February 22, 2059. In February 2009, AoHong Tianjin paid off the balance and received the Confirmation Letter of Land Delivery, which represented the ownership of the land use right. The release of Certificate of Land Use Right has been issued and we reflected the reclassification of the deposit on our balance sheet ended June 30, 2009.

In May 2009, Tianjin AoHong paid RMB 5,137,734 for the purchase of the land use rights located in Tianjin province. Under the terms of the land use right acquisition contract, Tianjin Aohong has land use rights with a maturity date of February 22, 2059.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on February 10, 2009. Interest only payable quarterly at an annual rate of 6.7068%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $551,487. The note was satisfied at maturity.	$--	$551,487
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on July 29, 2009. Interest only payable quarterly at an annual rate of 5.2488%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $508,415.	508,415	--
Notes payable to Country Commercial Bank HuaTing Branch, due on April 7, 2009. Interest only payable quarterly at an annual rate of 8.964%. Secured by the buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai. The note was satisfied at maturity.	--	364,740
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on March 12, 2009. Interest only payable quarterly at an annual rate of 6.7068%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $491,667. The note was satisfied at maturity.	--	491,667
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on March 2, 2009, Interest only payable quarterly at an annual rate of 6.5124%. The note was satisfied at maturity.	--	732,398
Bank acceptances payable, non-interest bearing. Secured by restricted cash of $701,262 and $175,057 at June 30, 2009 and December 31, 2008, due between the periods of August 18, 2009 through December 24, 2009.	1,753,156	437,688
Note payable to individual, due on demand with interest due at 10% per annum and unsecured.	25,000	25,000
Total	2,286,571	2,602,980
Less: (current position)	(2,286,571)	(2,602,980)
Long-Term portion of notes payable	$--	$--

NOTE 8 - NOTES PAYABLE – RELATED PARTY

Notes payable – related party is comprised of $400,000 borrowed from China Direct Industries, Inc. for working capital which was initially due on June 30, 2009.  The due date of the note was amended during the quarter of 2009 to extend the maturity date to June 30, 2010. In August 2008, we borrowed $400,000 from China Direct Industries, Inc. under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes. As collateral for the note we assigned China Direct Industries, Inc. the 53,654 shares of common stock of China Direct Industries, Inc. we owned which were tendered to us by Mr. Wei Lin as consideration for our sale to him of our 60% interest in Big Tree Toys, Inc. in April 2008. These shares were subsequently released as collateral by China Direct Industries, Inc. and were sold in December 2008 to provide funds for general working capital; therefore, the loan is currently unsecured.

During the second quarter of 2008 we recorded a note payable to Pearl Group Advisors, Inc. for $20,000 due on March 11, 2010 with interest due at 3% per annum which represents amounts borrowed by us for working capital.  Pearl Group Advisors, Inc. is owned by Mr. Dore Scott Perler, a member of our Board of Directors and our former Chief Executive Officer.

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock

In April 2009, we entered into a consulting and management agreement with China Direct Investments, Inc. The agreement calls for services to be provided from January 1, 2009 through December 31, 2009. The agreement outlines various consulting services, which have been provided by China Direct Investments, Inc. since July 1, 2008, including coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals and similar services. Under the terms of the April 2009 agreement, we will issue China Direct Industries, Inc. a total of 20,000,000 shares of our common stock valued at $400,000.  Of these shares, 5,000,000 shares are payable at the end of each calendar quarter of 2009; accordingly, in May 2009 and June of 2009, we issued 5,000,000 shares for each of the first and second quarter of 2009, respectively. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

In April 2009, we entered into a consulting agreement with Mr. Perler expiring on December 31, 2009 to serve as a member of our Board of Directors and corporate Secretary. Under the terms of this agreement, we agreed to pay Mr. Perler a total of 1,000,000 shares of our common stock valued at $20,000 to serve in these positions. As of May 14, 2009, we issued 1,000,000 shares during first quarter of 2009 related to this agreement.

Stock Option Grants

Stock option activity for the six months ended June 30, 2009 is summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at January 1, 2009	7,900,000	$0.08
Forfeited	--	--
Balance at June 30, 2009	7,900,000	$7,900,000
Option exercisable at end of period	7,900,000	0.08
Weighted average fair value of options granted during the period	--	--

The following table summarizes the Company's stock options outstanding at June 30, 2009:

Options Outstanding			Options Exercisable
Weighted Range of Exercise Price	Number Outstanding at June 30, 2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.07-0.08	7,250,000	3.04 Years	$0.073	7,250,000	$0.072
0.19-0.20	650,000	1.18 Years-	0.196	650,000	0.196
	7,900,000	-	$0.083	7,900,000	$0.083

Common Stock Warrants

Stock warrant activity for the six months ended June 30, 2009 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding as January 1, 2009	63,800,113	$0.16
Forfeited	(2,450,000)	0.50
Outstanding at June 30, 2009	61,350,113	$0.14

The following table summarizes the Company's stock warrants outstanding at June 30, 2009

Warrants Outstanding			Warrants Exercisable
Weighted Range of Exercise Price	Number Outstanding at June 30,2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.35-0.55	5,668,455	1.15 Years	$0.35	5,668,455	$0.40
0.16-0.20	1,104,250	1.31 Years	0.16	1,104,250	0.16
0.12	52,477,408	3.25 Years	0.12	52,477,408	0.12
0.10	2,100,000	2.75 Years-	0.10	2,100,000	0.10
	61,350,113		$0.14	61,350,113	$0.14

NOTE 10 - FOREIGN OPERATIONS

As of June 30, 2009 the majority of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at June 30, 2009 and December 31, 2008 as well as revenues for the six months ended June 30, 2009 and 2008 are as follows:

	United States	People’s Republic Of China	Total
Revenues for the six months ended June 30, 2009	$-	$14,414,446	$14,414,446
Revenues for the six months ended June 30, 2008	15,347	16,910,507	16,925,854
Identifiable assets at June 30, 2009	4,569	14,478,686	14,483,255
Identifiable assets at December 31, 2008	$98,707	$13,615,345	$13,714,052

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In 2009 we conducted business in one segment: Chemical Distribution, while in 2008 and 2007 we reported in three segments; (i) Chemical Distribution, (ii) Biometrics, and (iii) Toy Distribution. Our historical operations were the design, development, manufacture and sale of biometric identification products. . In June 2007 we acquired a 56.08% interest in AoHong, creating our Chemical Distribution Segment. In 2008 we discontinued our Biometrics segment, prior to then, revenues from AoHong represented in excess of 99% of our consolidated net revenues for each of 2007 and the nine months ended September 30, 2008. In January 2009 we sold our historical operations related to the Biometrics segment to our former CEO and AoHong’s operations now represent all of our business and operations. In August 2007, we created a Toy Distribution segment when we acquired a 60% interest in Big Tree. We did not report any revenues from Big Tree during 2008 or 2007. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with our financial statements in accordance with generally accepted accounting principles. This segment never commenced operations and we discontinued the segment in April 2008.

NOTE 12 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with the PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the six months ended June 30, 2009, statutory reserve activity is as follows:

AoHong
Balance-December 31, 2008	$687,717
Additional to statutory reserves	16,483
Balance-June 30, 2009	$704,200

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165, we have evaluated subsequent events through August 14, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events.

In July 2009, we paid $508,415and satisfied our notes payable to Industrial and Commercial Bank of China Yangpu Road Branch. The Note was due on July 29, 2009. Interest only payable quarterly at an annual rate of 5.2488%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd.

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

We are on a calendar year, as such the three month period ending June 30, is our second quarter. The year ended December 31, 2008 is referred to as “2008” and the coming year ending December 31, 2009 is referred to as “2009”.

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

A significant portion of our volume, approximately 30%, and 34% in the first half of 2009 and 2008, respectively, are derived from automobile, refrigerator manufacturers and air conditioning manufacturers; as such, historically we have witnessed a seasonal surge in demand for refrigerant products from July to September. AoHong utilizes a purchase order system for orders; generally we enter into supply agreements with major customers, which outline annual demand. Typically we deliver our products within 15 to 30 days from the time an order is placed. We generally offer customers terms of net 60 days to net 90 days.

Our Performance

During the three and six months ended June 30, 2009 our revenues declined by $2,248,270 and $2,511,408, respectively as compared to the same periods in 2008, while our assets increased by $769,203 as of June 30, 2009 compared to December 31, 2008. Despite the decrease in revenues during the quarter, our gross profit margin percentage increased to 11% as compared to 9% during the second quarter of 2008, and our net revenues increased by approximately 31% from the prior quarter. The increase in gross profit margin percentage during the quarter was mainly due to our cost savings efforts and increased efficiency in our operations. Overall, we were negatively impacted by the global economic recession.

Our Outlook

Our decrease in net revenues over the prior period of approximately 22% and 15% for the three and six months ended June 30, 2009, respectively is indicative of the current economic slowdown. Our outlook is to continue our cost savings efforts and increased efficiency in our operations during this volatile economy.  As global market demand has waned, many producers have reduced production, resulting in limited supply and causing raw materials prices to increase, we expect this trend will continue during this global recession until the latter part of our fiscal year. Our revenues have historically increased during our peak season, which is from July through September. Due to the seasonality associated with our business, we expect the trend of increasing revenues to continue through the third quarter of 2009.

DISCONTINUED OPERATIONS

In January 2009 we sold the assets related to our Biometrics segment to a company owned by Mr. Dore Scott Perler, a member of our Board of Directors and our former Chief Executive Officer, in exchange for an assumption of liabilities related to this division and the termination of Mr. Perler’s employment agreement. As a result of this disposition, AoHong’s operations now represent all of our business and operations. In 2009 and 2008, the Biometrics business is reported on our financial statements as a discontinued operations and prior periods have been restated in our financial statements and related footnotes to conform to this presentation. We believe that the disposition of the Biometric segment assets, the termination of Mr. Perler’s employment agreement and the consolidation of our U.S. offices and operations in China will serve to reduce our general operating expenses in future periods.

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

Revenue recognition

We follow the guidance of the SEC’s SAB No. 104 and SAB Topic 13, "Revenue Recognition in Financial Statements". In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The following policies reflect specific criteria for our various revenues streams:

•We generate revenue from the sale of our products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured,
•Revenue from the performance of services is recognized upon completion of the service.

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

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company has adopted and evaluated SFAS 160 and determined that there was no impact as of June 30, 2009.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated SFAS 161 and determined that there was no impact as of June 30, 2009.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We are currently evaluating the requirements of FSP 142-3 and the impact of adoption on our consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption did not have a material impact on our consolidated financial statements.

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly  , or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2,  Recognition  and Presentation of Other-Than-Temporary Impairments , or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1,  Interim Disclosures about Fair Value of Financial Instruments  , or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to  normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009.  We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of SFAS 167 and the impact of adoption on our consolidated financial statements, if any.

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification, or FASB ASC.  The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2008

The following table provides selected financial data for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$8,185,254	$10,433,724	$14,414,446	$16,925,854
Cost of sales	7,320,478	9,456,641	13,062,568	15,143,276
Gross profit	864,776	977,083	1,351,878	1,782,578
Gross profit margin	11%	9%	9%	11%
Operating expenses	680,781	225,632	1,177,253	1,034,748
Operating expenses as a percentage of net revenues	8%	2%	8%	6%
Operating income	183,995	751,451	174,625	747,830
Operating margin	2%	7%	1%	4%

NET REVENUES, COST OF SALES AND TOTAL OPERATING EXPENSES

AoHong generates net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications and from the repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. During the six months ended June 30, 2009:

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

Our net revenues declined approximately 22% and approximately 15% for the three and six months ended June 30, 2009, respectively from the comparable periods in 2008.  Our net revenues for the three and six months ended June 30, 2009 were negatively impacted due to reduced market prices and demand for our products due to the global downturn.  We continue to witness weaker demand for our products, and expect this trend will continue to the later part of our fiscal year.  As set forth earlier in this section, our revenues have historically increased during our peak season, which is from July through September.  Due to the seasonality associated with our business, we expect the trend of increasing revenues to continue through the third quarter of 2009.

For the three and six months ended June 30, 2009, our cost of goods sold as a percentage of net revenues was approximately 89% and 91%, respectively compared to approximately 91% and 89% during the three and six months ended June 30, 2008, respectively. Therefore, despite the decrease in revenues between the periods, our gross profit margin percentage increased to approximately 11% during the second quarter of 2009 as compared to approximately 9% during the second quarter of 2008. This increase in gross profit margin during the second quarter of 2009 was mainly due to our cost savings efforts and increased efficiency in our operations. Our year to date decrease of approximately 2% in gross profit margin is primarily due to increasing raw material prices. As global market demand has waned, many producers have reduced production, resulting in limited supply and causing raw materials prices to increase, we expect this trend will continue until the latter part of 2009. Our year to date increase of cost of goods as a percentage of revenues compared to the prior period was partially offset by our cost savings efforts during the quarter.

TOTAL OPERATING EXPENSES

Our total operating expense increased approximately 202% and 14% for the three and six months ended June 30, 2009 from the comparable periods in 2008. The increases in our operating expenses were mainly due to an increase in selling expenses, consulting expenses, and compensation cost.

For the three and six months ended June 30, 2009, selling expenses as a percentage of our net revenues were 4% for the three and six months ended June 30, 2009, compared to 1% and 2% for the three and six month ended June 30, 2008, respectively.. The increase during the three and six month periods was primarily due to higher fuel prices which directly impacts our shipping costs.

Our consulting expenses for the three and six months ended June 30, 2009 was related to an agreement with China Direct Industries, Inc. signed in April 2009 which reflects the fair value of common stock granted. We did not record consulting expenses in 2008.

Our compensation and related taxes for the three and six months ended June 30, 2009 increased over the comparable periods in 2008 by $92,767 and $78,630, respectively. This increase was primarily due to higher commissions paid based on sales volume compared to salaries that were paid based on hourly wages prior to the second quarter of 2009.

Our general and administrative expenses for the second quarter increased over the comparable period in 2008 by $108,507 and decreased for the six months ended by $5,160. The increase is mainly due to higher employment tax that was recently mandated by the government.

TOTAL OTHER INCOME (EXPENSES)

Total other expense decreased for the three months ended June 30, 2009 by $53,953 compared to the second quarter of 2008. For the six month ended June 30, 2009, total other expense increased by $40,687 over the comparable period in 2008.  Included in other expenses, are interest expense relating to debt obligations of $9,711 and $32,001 for the three and six months ended June 30, 2009, respectively, compared to interest expense of $15,321 and $20,350 for the three and six months ended June 30, 2008, respectively. The decrease in interest expense during the three months ended June 30, 2009 over the comparable period in 2008 was mainly attributable to the $886,449 decrease in our notes payable. Our year to date increase in interest expense was attributable to our first quarter balance of $2.7 million compared to the balance of $25,000 during the first quarter of 2008.

These expenses were partially offset by interest income and gains on investments of $3,992 and $5,189 for the three and six months ended June 30, 2009, respectively, compared to interest income for the three and six months ended June 30, 2008 of $1,776 and $10,018, respectively.

COMPREHENSIVE INCOME (LOSS)

As described elsewhere herein, the functional currency of AoHong is the RMB. The financial statements of AoHong are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in comprehensive income (loss) on the consolidated statements of operations.  For the three and six months ended June 30, 2009, we reported a non-cash gain of $463 and $5,729, respectively, as compared to a non-cash gain of $217,984 and $316,199 during the three and six months ended June 30, 2008, respectively. These non-cash transactions served to reduce our net losses for each of the periods.  As a result of these non-cash items, we reported comprehensive (loss) of ($12,228) and ($214,218) for the three and six months ended June 30, 2009, respectively, as compared to a comprehensive income of $451,545 and $216,631 for the three and six months ended June 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected comparative financial information from our balance sheets at June 30, 2009 and December 31, 2008.

	June 30,2009	December 31,2008	Increase/(Decrease)
Working capital	$3,723,481	$4,204,267	$(480,786)
Cash	1,837,542	2,228,455	(390,913)
Total current assets	9,480,348	9,284,550	195,798
Total assets	14,483,255	13,714,052	769,203
Total current liabilities	5,756,867	5,080,283	676,584
Total liabilities	$5,756,867	$5,080,283	$676,584

We maintain cash balances in the United States and China. At June 30, 2009 and December 31, 2008, bank deposits by geographic area (reclassified to reflect discontinued operations), were as follows:

Country	June 30, 2009		December 31, 2008

United States	$4,569	0.2%	$92,457	4.1%
China	1,832,973	99.8%	2,135,998	95.9%
Total cash and cash equivalents	$1,837,542	100%	$2,228,455	100%

A substantial portion of our cash balance, approximately $1.8 million at June 30, 2009, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at June 30, 2009 has been converted based on the exchange rate as of June 30, 2009. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

The following table provides certain comparative information on the changes in our total assets and total liabilities at June 30, 2009 from December 31, 2008:

	June 30, 2009	December 31, 2008	Increase/ (Decrease)
Accounts receivable, net	$4,518,545	$3,778,096	$740,449
Notes receivable	312,050	1,104,343	(792,293)
Inventories, net	2,242,495	1,719,796	522,699
Prepaid expense and other current assets	569,716	453,860	115,856
Restricted cash	701,262	175,075	526,187
Property and equipment and land use rights, net	4,272,426	4,223,206	49,220

Notes payable	2,286,571	2,602,982	(316,411)
Accounts payable and accrued expenses	1,755,020	957,190	797,830
Advances from customers	588,129	424,320	163,809
Taxes payable	517,637	487,223	30,414

At June 30, 2009, our cash balance was $1,837,542 as compared to $2,228,455 at December 31, 2008. This use of cash was  primarily due to payment on our notes payable of $296,411, inventory purchases of  $522,699, an increase in prepaid expenses and other assets of $115,856, and an increase in restricted cash of $526,187. The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheet at June 30, 2009 and December 31, 2008 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, which we use the average foreign exchange rate during the period to calculate those changes.

At June 30, 2009, notes receivable of $312,050 compared to $1,104,343 at December 31, 2008, represent amounts due AoHong from eight customers for the purchase of finished goods which is due between July and September of 2009. These obligations, which are similar to accounts receivable, are due to be received through September 2009. Based upon historical experience with these customers, AoHong anticipates that the notes receivable will be paid in accordance with its terms.

Inventories of our finished goods at June 30, 2009 were $2,242,495 which represents an increase from December 31, 2008 of $522,699. AoHong generally increases its inventory levels during off peak season, which is usually between July and September. This increase in inventory levels during the off peak season enables us to offer shorter delivery times and in some cases better pricing during our peak selling season.

At June 30, 2009, prepaid expenses and other current assets were $569,716 compared to $453,860 at December 31, 2008 and primarily consisted of payments to suppliers for merchandise that had not yet been delivered to us. The increase in prepaid expenses and other current assets were due to favorable pricing offered to us for supplies complimentary to our product offerings during the quarter.

At June 30, 2009, restricted cash amounted to $701,262, compared to $175,075 at December 31, 2008. Restricted cash is to secure bank loans for working capital with an annual interest ranging from 4% to 10%. The increase in restricted cash was due to the $1.8 million of bank acceptances notes payable.

Property and equipment and land use rights, net of accumulated depreciation at June 30, 2009 were $4,272,426, as compared to $4,223,206 at December 31, 2008, an increase of 1.2%. This increase is due to capital purchases to maintain and improve our operations.

Notes payable at June 30, 2009 was $2,286,571 and mainly comprised of notes due by AoHong to banks with maturity dates between February 10, 2009 and December 24, 2009. The loan proceeds were used for working capital purposes and bear annual interest ranging from 4% to 10%.

Notes payable – related party is comprised of $400,000 borrowed from China Direct Industries, Inc. for working capital which is due on June 30, 2009, and was amended during the quarter to extend the maturity date to June 30, 2010. See exhibit 10.34 for the amendment of note to China Direct Industries, Inc. In August 2008, we borrowed $400,000 from China Direct Industries, Inc. under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes. As collateral for the note we assigned China Direct Industries, Inc. the 53,654 shares of common stock of China Direct Industries, Inc. we owned which were tendered to us by Mr. Wei Lin as consideration for our sale to him of our 60% interest in Big Tree Toys, Inc. in April 2008. China Direct Industries, Inc. subsequently released these shares as collateral and the shares were sold in December 2008 to provide funds for working capital; therefore, the loan is currently un-secured. Included in notes payable - related party is a note to Peral Group Advisor, Inc. in the amount of $20,000 due on March 11, 2010 with interest due at 3% per annum.

At June 30, 2009, accounts payable and accrued expenses amounted to $1,755,020 as compared to $957,190 at December 31, 2008, an increase of $797,830. The increase was primarily related to manufacturing equipment purchases and inventory purchases.

Advances from customers of $588,129 at June 30, 2009 represented prepayments from AoHong's customers, an increase of $163,809 from $424,320 at December 31, 2008. The increase was attributable to decreased credit sales for the period, as fewer customers are able to meet our credit policy, therefore, requiring advances from customers.

Due to related parties at June 30, 2009 of $189,510 is mainly comprised of amounts loaned to AoHong by our chairman and members of his family for working capital purposes. The majority of these advances were primarily made during 2006 and during the quarter ended June 30, 2008. We borrowed funds from related parties to offset uses in cash due to the purchase of property and equipment of approximately $1,400,000, and to fund increases in our inventory balances. As of June 30, 2009, $91,555 was received from Mr. Aihua Hu and his family for working capital purposes. These advances are non-interest bearing and payable on demand. Also included in due to related parties is a $20,000 note to a company owned by a member of our Board of Directors which represents funds lent during the quarter for working capital.

Net cash provided by operating activities for the six months ended June 30, 2009 was $808,342 compared to cash used in operations of $1.6 million during the six months ended June 30, 2008. Cash provided by operating activities was mainly comprised of adding back depreciation and amortizations of $170,197, stock based compensation of $209,000, an increase in accounts payable of $796,908, a decrease in notes receivable of $793,991, and an increase in advances from customers of $163,264. These were partially offset by our net operating loss of $219,947, an increase in accounts receivable of $735,429, an increase in inventories of $520,457, and an increase in prepaid expenses and other assets of $115,266.

Net cash used in operating activities for the six months ended June 30, 2008 was $1,641,177, which was mainly comprised of our net loss of $99,568, an increase in accounts receivable of $354,786, an increase in inventories of $2,178,556, and an increase in our prepaid expenses and other assets of $595,459. These were partially offset by an increase in accounts payable of $216,792, an increase in taxes payable of $243,312, and an increase in advances from customers of $143,590.

Net cash used in investing activities for the six months ended June 30, 2009 was $275,549, which was comprised of $270,269 for purchases of property and equipments, and $750,776 for land use rights. These were partially offset by our credit deposit on land use rights of $745,496.

Net cash used in investing activities for the six months ended June 30, 2008 was $1,371,256, which was comprised of $1,398,175 for purchases of property and equipments. These were partially offset by $26,919 of proceeds from the sale of marketable equity securities.

Net cash used in financing activities for the six months ended June 30, 2009 was $845,460, which was comprised of $526,067 in additional restricted cash requirements, $320,023 of payments on notes payable, and $630 for payments to related party.

Net cash provided by financing activities for the six months ended June 30, 2008 was $1,745,104, which was comprised of $1,381,381 in proceeds from notes payable, and $589,947 of proceeds from related party. These were partially offset by $226,224 of additional restricted cash requirements.

As a result of the above, net cash decreased by $390,913 during the six months ended June 30, 2009, which included the effect of the exchange rate on our cash.

 CAPITAL NEEDS

Historically, we have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures, however, we are required to contribute an additional $1,780,000 to AoHong on or before June 27, 2009 and was amended based on an oral agreement during the second quarter of 2009 to be payable on demand. We also have a note payable of $400,000 to China Direct Industries, Inc. is due on June 30, 2010. In satisfaction of our June 2007 acquisition of a 56.08% interest in AoHong we made a commitment to $3,380,000 to increase its registered capital. We funded $1,200,000 of this amount with from the proceeds of our 2007 private offering and funded an additional $400,000 of this amount from the proceeds of the loan from China Direct Industries, Inc.  We owed an additional $200,000 by December 31, 2008 and the remaining $1,580,000 is payable on demand based on an oral agreement.   The minority owners of AoHong had previously orally agreed to extend the payment of the $200,000 to be payable on demand. We are currently in discussion with AoHong's management to further restructure payment terms for the remaining commitments. If we are unable to renegotiate the terms of our obligations to AoHong our ability to continue our operations as they are presently conducted could be adversely impact. Because the $1,780,000 is due our subsidiary, this liability does not appear on our balance sheet at either June 30, 2009 or December 31, 2008.

Even if we are able to extend further these obligations, we need to raise additional capital to fund these commitments and to pay our operating expenses. Given the uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all. If we are unable to obtain the financing necessary to pay our obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

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

In November 2008, we created AoHong Tianjin to expand our distribution channels into northern China. AoHong Tianjin agreed to acquire land use rights for approximately 253,350 square feet of land located in Ji County Economic Development Park for approximately $751,364. We started construction during this quarter of a manufacturing distribution facility for AoHong Tianjin in the second quarter of 2009, and we expect to complete the facility by November of 2009. The cost of the project is estimated at approximately $2.9 million which include the cost of land use right, construction of the facility and property, plant and equipment.

OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•Any obligation under certain guarantee contracts;
•Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder's equity in our statement of financial position; and

•Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2009 we issued 5,000,000 shares of our common stock valued at $80,000 to China Direct Industries, Inc. as additional consideration under the terms of the consulting and management agreement entered into in April 2009. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act

TEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

We were required to contribute an additional $1,780,000 to AoHong, of which $200,000 was due by December 31, 2008 and the balance of $1,580,000 was due on or before June 27, 2009.  The minority owners of AoHong orally agreed to extend the payment of the $200,000 to be payable on demand.  During the second quarter of 2009, this agreement was further orally amended to provide that the remaining $1,580,000 was also payable on demand. We owed an additional $200,000 by December 31, 2008 and the remaining $1,580,000 was amended during the second quarter to be payable on demand. We are currently in discussion with AoHong's management to further restructure payment terms for the remaining commitments. If we are unable to renegotiate the terms of our obligations to AoHong our ability to continue our operations as they are presently conducted could be adversely impact.

At June 30, 2009 we reflect $97,926 due to China Direct Industries, Inc. comprised of professional fees paid by China Direct on behalf of the Company. China Direct is a related party and a significant shareholder, owning in excess of 18% of our common stock.

Mr. Aihua Hu, CEO of AoHong and a principal shareholder of the Company, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu. As of June 30, 2009, $91,555 was received from Mr. Aihua Hu and his family for working capital purposes.

Notes payable – related party is comprised of $400,000 borrowed from China Direct Industries, Inc. for working capital which was initially due on June 30, 2009.  The due date of the note was amended during the quarter of 2009 to extend the maturity date to June 30, 2010.  See exhibit 10.34 for the amendment of note to China Direct Industries, Inc.

   In June 2009 we borrowed $20,000 from Pearl Group Advisors, Inc., a company which is owned by Mr. Dore Scott Perler, for working capital. Mr. Perler is a member of our Board of Directors and our former Chief Executive Officer.  The note pays interest at 3% per annum and the principal and accrued interest are due on March 11, 2010.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.33	Note dated June 12, 2009 to Pearl Group Advisors, Inc. *
10.34	Amendment of note to China Direct Industries, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial and accounting officer *
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer *
*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AMERICA HOLDINGS, INC.

Date: August 13, 2009	By: /s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer