Form 10-KT
period 2009-09-30
CHINA AMERICA HOLDINGS, INC.
filed 2010-01-13
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)
FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________________________________________
OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2009 to September 30, 2009

Commission file number: 333-87293
CHINA AMERICA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	82-0326560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 E. Huhua Road, Huating Economic & Development Area, Jiading District, Shanghai, China201811
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

common stock, par value $0.001 per share
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 151,810,792 shares of common stock are issued and outstanding as of January 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our ability to raise sufficient capital to satisfy our obligations,
•	continuing operating losses and lack of profitable operations,
•	pricing pressure which has decreased our gross margins,
•	the risk of doing business in the People's Republic of China ("PRC"),
•	our ability to raise capital as needed,
•	risks associated with the lack of experience of our sole officer with U.S. public companies,
•	volatility in raw material costs,
•	restrictions on currency exchange,
•	dependence on key personnel,
•	difference in legal protections under Chinese and U.S. laws,
•	enhanced government regulation,
•	compliance with environmental laws,
•	limited insurance coverage,
•	market overhang from outstanding warrants and options,
•	absence of corporate governance protections, and
•	the impact of the penny stock rules on the trading in our common stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety including the risks described in "Item 1A. - Risk Factors."  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

"Mengjin" refers to Shanghai Mengjin Chemical Co., Ltd., a Chinese joint venture between Aohong and Mengda;

"Big Tree" refers to Big Tree Toys, Inc., a Florida corporation formerly known as Big Tree Group Corp., and

"Jieyang Big Tree" refers to Jieyang Big Tree Toy Enterprise Co, Ltd., a Chinese limited liability company and wholly-owned subsidiary of Big Tree

In addition, in this report  “2008” refers to the year ended December 31,  2008 and “2009” refers to the nine months transition period ending September 30, 2009, and “2010” refers to the fiscal year ending September 30, 2010, unless the context otherwise specifically provides,.

- ii -

PART I

ITEM 1.                      BUSINESS.

Overview

We sell and distribute assorted chemicals in China through our AoHong subsidiary and its subsidiary companies. The majority of our revenues are generated through the sale and distribution of liquid coolants. While our products can be employed in a variety of applications, we primarily sell and distribute refrigerants for use in air conditioning systems. We also sell and distribute chemical products used in the application of fire extinguishing agents, aerosol sprays, insecticides, and tetrahydrothiophene (“THT”).

Our main product group is liquid coolants which are employed primarily as refrigerants in air conditioning systems. AoHong's operations are comprised of three basic functions:

•	Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product
•	Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution;
•	Custom mixing of various raw materials in accordance with customer specifications into a new product;

Our customers include manufacturers and retailers of air conditioning systems, refrigerators, automobiles, coolants, pharmaceuticals and chemicals. In 2009, approximately 65% of our net revenues were from the distribution of bulk quantities, approximately 30% of our net revenues were derived from our repackaging business, approximately 5% of our net revenues were generated from the sale of custom made chemical compounds. Approximately 80% of our products are utilized domestically while the balance is typically exported.

AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shanxi, Chongqing, Sichuan, Jiangsu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan. AoHong exports to countries such as Russia and Thailand.

A significant portion of our volume, approximately 21%, and 32% in 2009 and 2008, respectively, are derived from automobile, refrigerator manufacturers and air conditioning manufacturers; as such, historically we have witnessed a seasonal surge in demand for refrigerant products from March to July. AoHong utilizes a purchase order system for orders; generally we enter into supply agreements with major customers, which outline annual demand. Typically we deliver product within 15 to 30 days from the time an order is placed. We generally offer customers terms of net 60 days to net 90 days.

Two customers, Shanghai 3F New Materials Co., Ltd., Hangzhou Fuming Refrigeration Co., Ltd., and Shandong Huafu Chemical Co., Ltd., represent 18% and 13%, respectively, of our net revenues respectively in 2009.

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

During the 2009 transition period, R22, R134A, and R22-1 represented approximately 43%, 22%, and 20% of our net revenues, respectively. The chemicals, R22, R134A, and R22-1 are coolants which are generally used as refrigerants in a variety of air conditioning systems.

AoHong focuses on the sale and distribution of environmentally friendly products. AoHong seeks to emerge as a leader in the sale and distribution of environmentally friendly coolants within China. Approximately 22% and 21%, respectively, of  our net revenues for the 2009 transition period and during fiscal 2008, respectively were derived from environmentally friendly products.

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

Sales and Marketing

We employ nine full time and two part-time sales persons.  One part-time sales person is dedicated to covering the Shandong Province and the other part-time sales person dedicated to covering the Sichuan Province. These two sales persons travel frequently to these provinces. Our full time sales persons are compensated with base salary and commission, and part-time sales persons are hired on a contractual basis under a commission only compensation structure. Our sales persons earn a sales commission based on net profit generated in excess of a predetermined benchmark. The base salary, profit benchmark and commission percentage vary across products. We also market and promote our products through a variety of venues, including industry trade shows, online advertising, marketing literature, and referrals.

Suppliers and Availability of Raw Materials

We purchase products from a variety of sources, including:

Supplier	Product
JiangSu MeiLan Chemical Co., Ltd.	R22, R142b
Chevron Phillips Chemical (China) Co., Ltd.	R6001, THT (Tetrahydrothiophene)
Sinochem Modern Environmental Protection Chemicals (Xi’an) Co., Ltd.	R134A
Daikin Chemical International Trading(Shanghai) Co., Ltd.	R 404, R407C, R410A

During the 2009 transition period, approximately 70% of the coolant products we sold and distributed were supplied by JiangSu MeiLan Chemical Co., Ltd. as compared to approximately 80% of the supply in fiscal 2008. Also in 2009, approximately 12% and 10% of the coolant products we sold were supplied by Sinochem Taichang Chemical Industry Park and Sinochem Modern Environmental Protection Chemicals (Xi’an) Co., Ltd., respectively.  We have had a relationship with these companies since 2003. We are also a supplier of liquid coolants manufactured by Chevron Phillips Chemical (China) Co., Ltd., (since 2003) and Daikin Chemical International Trading (Shanghai) Co., Ltd. (since 2005).

We generally inventory a one month supply of liquid coolants. We utilize disposable steel cylinders to store various gases or liquids purchased in bulk quantities. These cylinders come in 30 pound and 50 pound capacity and meet the standards of European and U.S. markets. Generally 90% of our net revenues are generated from current customers.  We can estimate customer demand and maintain inventory levels in accordance with the anticipated orders from these customers. Utilizing our warehouse space, we generally increase our inventory levels during our off-peak season which enables us to offer shorter delivery times and in some cases better pricing during our peak selling season. Terms offered by our suppliers are generally net 60 days.

We believe we will have access to sufficient quantities of the coolant products we sell and distribute to meet our needs for the foreseeable future.  We have not experienced shortages of raw material in 2009.

Competition

The market for the sale of liquid coolants in China is very competitive. There are approximately 13 coolant distributors operating within China, of which we estimate approximately four or five are large companies and the remaining eight to nine are smaller companies. Our principal competitors include:

Competitors	Background
Zhejiang Ju Hua Co., Ltd.	Manufacturer for R22, R134a
Shandong Dongyue Chemical Co., Ltd.	Manufacturer for R22, R134a
Beijing Jinxing Jiaye Chemical Co., Ltd.	Packaging company

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

In January 2009, we sold our historical operations related to the Biometrics segment to the Pearl Group Advisors, Inc. pursuant to an asset purchase agreement. Pearl Group Advisors, Inc. was wholly owned by Mr. Dore S. Perler, then a member of our Board of Directors and corporate secretary and our former Chief Executive Officer. The assets Biometric segment assets that were sold included customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims. The consideration received by us in connection with the sale of these assets included the assumption of liabilities, if any, by Pearl Group Advisors, Inc. related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 employment agreement with us. In connection with the termination of Mr. Perler’s May 1, 2007 employment agreement in January 2009, we paid Mr. Perler the sum of $75,000.

In 2008, the Biometric segment is reported on our financial statements as a discontinued operation and prior periods have been restated in our financial statements and related footnotes to conform to this presentation.  We believe that the disposition of the Biometric segment assets, the termination of Mr. Perler’s employment agreement and the consolidation of our U.S. offices and operations in China will serve to reduce our general operating expenses in future periods.

Discontinuation of Toy Distribution Segment

In April 2008, we discontinued our Toy Distribution segment.  In August 2007, we acquired a 60% interest in Big Tree which together with its subsidiary Jieyang Big Tree was a development stage company based in China that intended to operate in the toy business. We acquired the 60% interest in Big Tree from CDI China, Inc., a wholly owned subsidiary of China Direct Industries, Inc. Under the terms of the agreement, we paid CDI China, Inc. $400,000 and issued 10,000,000 shares of our common stock. At the time of the transaction, China Direct, Inc. owned approximately 17% of our common stock.  The value of the 10,000,000 shares issued was valued at our par value.

We did not report any revenues from Big Tree during 2008 and its assets were limited to a loan due from a related party, which was made prior to our acquisition of Big Tree. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with us in accordance with generally accepted accounting principles. On April 30, 2008, we entered into an agreement with Mr. Wei Lin and China Direct Industries, Inc. pursuant to which we transferred all of our rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct Industries, Inc. owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, we no longer own any interest in Big Tree or its wholly owned subsidiary, Jieyang Big Tree. Following this transaction we do not intend to pursue any other business opportunities in the toy industry.

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

As the Chinese government fills its pledge to gradually phase out ozone depletion containment, we believe our product offerings will be in compliance with the regulations that favor environmentally friendly products. These regulations are issued by State Ministry of Environmental Protection, National Development and Reform Commission, Ministry of Commerce, General Administration of Customs, and General Administration of Quality Supervision, and Quarantine. In general, we believe our operations conform to Production Safety Law of People’s Republic of China that specifies the mandatory measures to ensure production safety and emergency management and rescue. We also need to conform to Labor Law of the People's Republic of China.

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

Employees

At January 11, 2010 we had a total of 62 employees as follows:

Management	7
Accounting	6
Administration	11
Warehouse and delivery	7
Lab	4
Production	17
Sales	9
Purchase	1
Total	62

We believe that relations with our employees are good. As of January 11, 2010, all our employees were located in China, each full-time employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the company.

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

Consultants

We rely on the services of consultants, some of which are affiliates, to assist us in various areas of our business In August 2009 we entered into a consulting and management agreement with China Direct Investments, Inc., a subsidiary of China Direct Industries, Inc. The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011. The agreement may be extended for an additional 12 months upon mutual agreement of the parties. We engage the services of the consultant as our representative in the United States. The provided services include but not limited to general business consulting, management of professional resources, coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals, etc.  Under the term of the agreement, we will issue China Direct Investments, Inc. a total of 64,000,000 shares of our common stock. 8,000,000 shares are payable by the ending of each quarter ending December 31, March 31, June 30, and September 30 starting October 1, 2009 and will be fair valued using the average stock price over the quarter the services were earned. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

Prior to the August 2009 agreement, in April 2009 we had entered into a one year consulting and management agreement with China Direct Investments, Inc. Under the terms of the April 2009 agreement, we issued China Direct Investments, Inc. a total of 20,000,000 shares of our common stock valued at $400,000. Of these shares, 5,000,000 shares are payable at the end of each calendar quarter of 2009. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.  No discretionary awards were made.

In January 2008 we entered into a two month agreement with SPC Consultants LLC pursuant to which it agreed to arrange for the release of our press releases and engage other financial public relations firms to publicize our company. As compensation for these services, we paid SPC Consultants LLC $100,000 and China Direct Investments, Inc. transferred 1,100,000 shares of our common stock valued at $110,000 originally issued to that company as compensation for consulting services to SPC Consultants as additional compensation to it reported as consulting expense – related party.

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

On June 27, 2007 we acquired a 56.08% interest in AoHong in exchange for our commitment to contribute $3,380,000. In addition, we issued Mr. Aihua Hu, a member of AoHong’s board and its CEO, 12,500,000 shares of our common stock valued at $1,187,500 as additional consideration.  Our commitment to AoHong requires us to provide an aggregate of $3,380,000 between September 2007 and June 2009 as follows: $800,000 before September 30, 2007, $400,000 before June 30, 2008, $600,000 before December 31, 2008 and the remaining balance due of $1,580,000 by June 27, 2009. We used $1,200,000 from a unit offering completed in 2007 to satisfy our commitments due through June 30, 2008. Subsequently, we tendered $400,000 in August 2008 which represented a portion of the December 2008 commitment. As of January 11, 2010 we owe $1,780,000 to the minority owners of AoHong, who include Mr. Aihua Hu and his wife.  Mr. Hu and Mrs. Ye have orally agreed to extend the due date to on or before November 20, 2010.

AoHong was established in February 2000 as Shanghai AoHong Industry Co., Ltd. by Mr. Aihua Hu, its CEO, and his wife Mrs. Ying Ye. On July 5, 2007 AoHong changed its name to Shanghai AoHong Chemical Co., Ltd. AoHong has three wholly owned subsidiaries; Shanghai Binghong Trading Co., Ltd. which was established in March 2002 Shanghai Wuling Environmental Material Co., Ltd. which was established in January 2005, and AoHong Tianjin Chemical Co., Ltd. which was established in November 2008.

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

On August 31, 2007, we acquired a 60% interest in Big Tree, which together with its subsidiary Jieyang Big Tree, was a development stage company based in China that intended to operate in the toy business. We acquired the 60% interest in Big Tree from CDI China, Inc., a wholly owned subsidiary of China Direct Industries, Inc. Under the terms of the agreement, we paid CDI China, Inc. $400,000 and issued 10,000,000 shares of our common stock. At the time of the transaction, China Direct Industries, Inc. owned approximately 17% of our common stock; the value of the 10,000,000 shares issued was valued at our par value.

Big Tree was incorporated in the State of Florida on November 20, 2006 and its wholly owned subsidiary Jieyang Big Tree was established on January 22, 2007 as a wholly foreign owned entity (WFOE) in China. China Direct Industries, Inc. acquired 60% of Big Tree in February 2007 in exchange for shares of its common stock and a commitment to provide a $1 million working capital loan subject to the satisfaction of certain revenue milestones by Big Tree, which milestones were not met by the time we acquired the company. China Direct Industries, Inc. no longer has the obligation to provide such funds.

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

On April 30, 2008, we entered into an agreement with Mr. Wei Lin and China Direct Industries, Inc. pursuant to which we transferred all of our rights, title and interest in and to 60% of the stock of Big Tree to Mr. Lin in exchange for 53,654 shares of the common stock of China Direct Industries, Inc. owned by Mr. Lin. These shares had a fair market value of approximately $445,328 on the date of the agreement. As a result of this transaction, we no longer own any interest in Big Tree or its wholly owned subsidiary, Jieyang Big Tree. Following this transaction we do not intend to pursue any other business opportunities in the toy industry.

In the fourth quarter of 2008, we decided to discontinue our Biometrics segment and in January 2009, we sold our historical operations related to the Biometrics segment to Mr. Perler as described earlier in this section.

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

RISKS RELATED TO OUR COMPANY

WE WILL NEED TO RAISE CAPITAL TO SATISFY VARIOUS OBLIGATIONS.

We have approximately $2.2 million of short term obligations coming due during fiscal 2010 and we do not have sufficient capital to pay these obligations.  Under the acquisition agreement with AoHong, we were required to provide an aggregate of $3,380,000 of capital between September 2007 and June 2009.  As of January 11, 2010, $1,780,000 of this amount remains due to Mr. Aihua Hu, a member of our Board of Directors and AoHong’s CEO, and his wife Mrs. Ying Ye, who are the minority owners of AoHong.  Mr. Hu and Mrs. Ye have orally agreed to extend the payment date of this balance to on or before November 2, 2010.  In addition, we owe China Direct Industries, Inc. $400,000 during a promissory note which is due on June 30, 2010.  We will be required to raise additional capital to fund these obligations. We do not have any commitments to provide this additional capital and we cannot assure you that funds are available to us upon terms acceptable to us, if at all. Currently, our only sources of working capital are funds generated from our operations and the proceeds of the exercise of any of our outstanding warrants.  Our cash generated from operations is necessary to fund our ongoing business and there are also no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all. If we do not raise funds as needed, our ability to satisfy our obligations is in jeopardy. In this event, you could lose all of your investment in our company.

WE ANTICIPATE THAT WE WILL CONTINUE TO INCUR OPERATING LOSSES AND THERE ARE NO ASSURANCES THAT WE WILL REPORT PROFITABLE OPERATIONS IN FUTURE PERIODS.

We have incurred substantial operating and net losses since our inception through September 30, 2009. For the 2009 transition period, we reported net losses of $453,819, and at September 30, 2009, we had an accumulated deficit of approximately $17,650,606. While AoHong's operations were historically profitable, there are no assurances we will be able to increase our operating margins, lower our raw material costs, and/or reduce our operating expenses so that to provide profits in future periods.   If we are not successful in our efforts to return to profitable operations, we will need to raise additional capital to fund not only our commitments but for our operating needs as well. If we do not raise additional working capital as necessary, we could be forced to cease our operations.

OUR REVENUES DECLINED BECAUSE OF PRICING PRESSURE WHICH RESULTED IN A REDUCE GROSS MARGIN.  IF WE ARE UNABLE TO INCREASE OUR MARGINS WE MAY CONTINUE TO REPORT LOSSES IN FUTURE PERIODS.

During the 2009 transition period we experienced competitive pricing pressure causing us to lower our prices on average approximately 25%.  This led to reduced margins, an operating loss for the 2009 transition period compared positive operating income for both the comparable nine month period of 2008 as well as for the 12 months ended December 31, 2008.  If we are unable to increase of margins or cut operating costs we may continue to report losses in future periods.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING WHEN NECESSARY WHICH WILL ADVERSELY IMPACT OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS.

Historically, our operations have been financed primarily through the issuance of equity. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but capital will be necessary to fund our anticipated growth. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. We need to raise additional capital to satisfy our obligations to AoHong, to fund our ongoing operations, pay our existing obligations and for future growth of our company.  We cannot assure you that additional working capital is available to us in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs and obligations to AoHong, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

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

VOLATILITY IN RAW MATERIAL COSTS IMPACTS OUR OPERATING COSTS AND ADDS VARIABILITY TO EARNINGS.

During 2008, our raw material costs were higher overall than in 2007 as a result of shortages of supply and a disruption in supplies due to transportation and manufacturing restrictions imposed by the PRC as a result of the 2008 Beijing Olympics. While we had anticipated that these increases were temporary and our raw material costs would decrease to historic levels, during the 2009 transition period, our raw material costs did not return to previous levels. . When these costs increase, we are not always able to immediately raise selling prices and, ultimately, our ability to pass on underlying cost increases is greatly dependent on market conditions. Accordingly, our margins for the 2009 transition period declined.  There are no assurances our raw material costs will decline and competitive conditions may prevent us from increasing our sales prices in fiscal 2010.  In addition, any future increases in these costs could further negatively impact our results of operations.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because substantially all of our revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At September 30, 2009, our PRC subsidiary had approximately $1.7 million on deposit in banks, which represented approximately 99% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of Aihua Hu, Chief Executive Officer and a minority owner of Aohong, and Huayan Zhi, Chief Financial Officer of Aohong, who perform key functions in the operation of AoHong. All of these individuals are located in China and we do not exercise any day-to-day supervision over their activities. While we are a party to an employment agreement with Mr. Hu, we are not a party to any employment or similar agreement with individualisms. Zhi and there are no assurances that either of these individuals will remain employed by AoHong or devote sufficient time and attention to the operations of that subsidiary. The loss of either of these individuals could have a material adverse effect upon our business, financial condition, and results of operations.

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

WE DO NOTHAVE VARIOUS BUSINESS INSURANCE COVERAGE WHICH IS COMMONLY CARRIED BY U.S. COMPANIES

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. AoHong does not have any business liability or disruption insurance coverage.  Accordingly, any business disruption or natural disaster may result in our incurring substantial costs and the diversion of our resources which would materially adversely impact our operations in future periods.

RISKS RELATED TO DOING BUSINESS IN CHINA

SUBSTANTIALLY ALL OF OUR ASSETS AND ALL OF OUR OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

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

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At September 30, 2009 our PRC subsidiaries had approximately $1.7 million on deposit in banks in China, which represented approximately 99% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

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

RISKS RELATED TO OUR COMMON STOCK

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

At December 31, 2009, we had 151,810,792 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

•
61,350,113 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $0.10 to $0.55 per share with a weighted average exercise price of $0.14; and

•	8,900,000 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.07 to $0.20 with a weighted average exercise price of $0.096.

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

We have land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at approximately $87,763 (RMB 600,082). Under the terms of the land use rights agreement, we have these rights to use land until November 3, 2053.

We leased a warehouse from People’s Inn at Shanghai with an annual cost of approximately $3,512 (RMB 24,000). The lease expired on September 30, 2009.

In February 2009, AoHong Tianjin obtained the land use right for approximately 253,350 square feet of land located in Ji County Economic Development Park for approximately $751,394 which will be the location of a new production base and distribution facility for AoHong Tianjin. Under the terms of the land use rights agreement, we have these rights to use land until February 22, 2059.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

	High	Low
2008
First quarter ended March 31, 2008	$0.12	$0.06
Second quarter ended June 30, 2008	0.76	0.04
Third quarter ended September 30, 2008	0.06	0.03
Fourth quarter ended December 31, 2008	0.03	0.01
2009
First quarter ended March 31, 2009	0.04	0.01
Second quarter ended June 30, 2009	0.03	0.01
Nine months transition period ended September 30, 2009	0.02	0.01
2010
First quarter ended December 31, 2009	$0.03	$0.01

On January 11, 2010, the last sale price of our common stock as reported on the OTCBB was $0.01. As of January 11, 2010, there were approximately 914 record owners of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our equity compensation plans approved by our shareholders any compensation plans not previously approved by our shareholders as of September 30, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation Plans (excluding securities reflected in column (a) (c)
Plans approved by our shareholders
1999 Stock Option Plan	650,000	$0.12	500,000
2001 Equity Compensation Plan	250,000	$0.08	403,840
2005 Equity Compensation Plan	1,000,000	$0.08	723,000
Plans not approved by shareholders (1)	6,000,000	$0.08	n/a

(1)           Includes options to purchase 1,000,000 shares of our common stock at $0.20 per share granted to Mr. Hu in June 2007 under the terms of his employment agreement, as well as options to purchase 5,000,000 shares our common stock at $0.07 per share granted to Mr. Dore Perler in August 2007.

A description of each of these plans is contained later in this report under Part III, Item 11. “Executive Compensation - Stock Option Plans.”

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our consolidated financial condition and results of operations for the nine months transition period ended September 30, 2009 and the nine months ended September 30, 2008 (unaudited)  should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K. Our audited consolidated financial statements have been reclassified to recognize discontinued operations.

Change in Fiscal Year End

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“first nine months of 2008” — January 1, 2008 through September 30, 2008.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.
•	“fiscal 2006” — January 1, 2006 through December 31, 2006.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

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

All of our operations are conducted in China through our AoHong subsidiary. AoHong sells and distributes assorted chemicals. Our main product group is liquid coolants which are employed primarily as refrigerants in air conditioning systems. AoHong's operations are comprised of three basic functions:

•	Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product;
•	Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution;
•	Custom mixing of various raw materials in accordance with customer specifications into a new product;

Our customers include manufacturers and retailers of air conditioning systems, refrigerators, automobiles, coolants, pharmaceuticals and chemicals. In the 2009 transition period, approximately 65% of our net revenues were from the distribution of bulk quantities, approximately 30% of our net revenues were derived from our repackaging business, and approximately 5% of our net revenues were generated from the sale of custom made chemical compounds. Approximately 80% of our products are utilized domestically while the balance is typically exported.

AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shanxi, Chongqing, Sichuan, Jiangsu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan. AoHong exports to countries such as Russia and Thailand. In November 2008, we created AoHong Tianjin to expand our distribution channels to the Beijing region.

Discontinued Operations

We never generated any significant revenues from these operations. Beginning in January 2007 our management began seeking a suitable target for a business combination in an effort to increase our revenues. In June 2007 we acquired a 56.08% interest in AoHong. In August 2007, we created a Toy Distribution segment when we acquired a 60% interest in Big Tree. We did not report any revenues from Big Tree during 2008. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with our financial statements in accordance with generally accepted accounting principles. This segment never commenced operations and we discontinued the segment in April 2008.  In 2008 we also discontinued our Biometrics segment, prior to then, revenues from AoHong represented in excess of 99% of our consolidated net revenues for the first nine months 2008 and fiscal 2008. In January 2009 we sold our historical operations related to the Biometrics segment to our former CEO and AoHong’s operations now represent all of our business and operations.

Our Performance

During the 2009 transition period we experienced a slowdown in revenue growth that began in the first quarter of the 2009 transition period. Revenues in the 2009 transition period decreased approximately 15% compared to the first nine months in 2008.  This decrease is primarily attributable to a weakness in prices, overall gross demand has increased as we experienced more unit sales of our coolant products, but overall average decrease in price of approximately 25% caused our revenues to decrease.  We do not anticipate these price decreases to be permanent.  Through sales efforts during the 2009 transition period, we are seeking to expand our geographical customer base into regions outside of Shanghai.  We expect to see results of these efforts during the upcoming fiscal year. While revenues decreased in the 2009 transition period from the comparable period in 2008, we have maintained significantly higher levels of revenue as compared to the first nine months of fiscal 2007 when net revenues were approximately $8.0 million.

Historically we have sought to diversify our business through our biometrics and toy distribution segments.  With the disposition of the biometrics segment in January 2009, we were now able to place complete focus on chemical manufacturing and distribution.  During fiscal 2008 we experienced 200% growth in net revenues compared to fiscal 2007 due to our acquisition of Aohong and during the 2009 transition period we aimed to continue upon this historical growth; however, the global economic slowdown adversely affected our growth trajectory.

Our Outlook

We believe that demand for industrial chemicals and environmentally friendly coolants will increase as worldwide economic activity increases and domestic consumption increases as the domestic Chinese market rebounds as a result of the November 2008 China domestic stimulus program and a rebound in the worldwide economy.  Additionally, we believe that the demand for environmentally friendly coolants will increase as consumer demand for socially responsible business increase and as the Chinese government continues to emphasize “green” policies.  Despite our optimism in some of these businesses, we continue to work to identify strategies to maximize our potential.

RESULTS OF OPERATIONS

2009 TRANSITION PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED), AND TWELVE MONTHS ENDED SEPTEMBER 31, 2008

					For the Year Ended
Percentages shown as a percent of Net Revenue	For the Nine Months Ended September 30,				December 31,
	2009		2008		2008
			Unaudited
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Net Revenue	$22,883,725	100.0%	$27,069,776	100.0%	$34,967,512	100.0%
Cost of revenues	20,967,658	91.6%	24,606,462	90.9%	32,279,091	92.3%
Gross profit	1,916,067	8.4%	2,463,314	9.1%	2,688,421	7.7%
Operating Expenses	2,035,387	8.9%	1,475,232	5.4%	1,828,692	5.2%
(Loss) income from operations	(119,320)	-0.5%	988,082	3.7%	859,729	2.5%
Other expense	(68,617)	-0.3%	(77,506)	-0.3%	(396,648)	-1.2%
(Loss) income before discontinued operations and income taxes	(187,937)	-0.8%	910,576	3.4%	463,081	1.3%
Loss from discontinued operations	(75,375)	-0.3%	(139,515)	-0.5%	(232,825)	-0.7%
(Loss) income before income taxes	(263,312)	-1.2%	771,061	2.8%	230,256	0.6%
Provision for income taxes	(98,739)	-0.4%	(369,084)	-1.4%	(354,616)	1.0%
Net (loss) income	(362,051)	-1.6%	401,977	1.5%	(124,360)	-0.4%
Less: Income attributable to noncontrolling interest	91,768	0.4%	501,023	1.9%	436,798	1.3%
Income attributable to China America Holdings., Inc.	$(453,819)	-2.0%	$(99,046)	-0.4%	$(561,158)	-1.7%

Net Revenues. During the 2009 transition period, net revenues decreased 15% as compared to the first nine months of fiscal 2008.  Unit sales of the chemicals we manufacture and distribute increased, but lower prices as a competitive pricing pressure caused our overall revenue to decrease during the period.

Our subsidiary, AoHong generates all of our net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications, and repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. During the 2009 transition period, and first nine month and twelve months of fiscal 2009, our revenues were generated by the following activities:

	For the Nine months ended September 30,		For the Year Ended December 31,
	2009	2008	2008
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product	65%	70%	51%
Sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale	30%	15%	40%
Custom mixing of various raw materials in accordance with customer specifications into a new product	5%	15%	9%
Total	100.0%	100.0%	100%

Our customers include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. During 2009 transition period and first nine months of 2008, a significant portion of our volume, approximately 21% and 32% , respectively, were derived from manufacturers, including automobile, air conditioners and refrigerator manufacturers, As a result, historically AoHong has witnessed a seasonal surge in demand for refrigerant products from March to July.

The Chinese government announced a $586 billion domestic economic stimulus program in November 2008 designed to support domestic economic activity. The two-year program includes spending for housing, infrastructure, agriculture, health care and social welfare. In addition to previously announced tax rebates, the program includes a tax deduction for corporate capital expenditures. While we cannot directly attribute specific sales to the impact of this program, we believe we have seen a benefit to our company as the overall Chinese economy begins to recover partially as a result from this stimulus program. The tax rebates on export sales have indirectly helped us as our customers have been hurt by tariffs and can take advantage of the rebates, which could translate to more business for us.  We expect a rebound in the Chinese economy to continue into the upcoming fiscal year and allow us to regain previous sales levels and allow prices to return to previous levels.

Cost of sales. Cost of sales for the 2009 transition period decreased 15% as compared to the first nine months of fiscal 2008.  Cost of sales includes the cost of raw material, and applied manufacturing overhead for repackaging and custom mixing.  During the 2009 transition period, our cost of sales as a percentage of net revenues was approximately 92% an increase of approximately 1% over the first nine months of fiscal 2008, and relatively consistent with the twelve months of fiscal 2008.  The 1% increase over the same period in fiscal 2008 is primarily due to competitive pricing pressure on our net revenues.  Further, we expected costs of sales to decrease during the 2009 transition period as the prior year cost of sales increased due to a temporary shortage of raw materials resulting from business interruptions due to the 2008 Beijing Olympics and Paralympics.  Instead, cost of sales remained comparably higher along with prior year as depreciation expense applied to the cost of sales increased 50% resulting from new fixed asset installations of mixing and storage containers.  We expect the new equipment to lead to efficiencies in our manufacturing and storage operations and expect cost of sales to decrease as a percentage of net revenues.

Gross profit and gross margin. Our gross profit decreased 22% during the 2009 transition period as compared to the first nine months of fiscal 2008. The decrease in our gross margin was attributable to the decrease in our selling price per unit. The drop of selling price is the result of competition in the Chinese domestic market that became particularly intense during the second half of 2008 and continued through the global economic crisis when exports plunged and drove most coolants suppliers to flood the domestic market.  We expect these competitive pricing pressures to subside as the export market rebounds.

Operating expenses. Total operating expenses increased 38% during the 2009 transition period as compared to the first nine months of fiscal 2008. Included in this change are the following:

•
Selling expenses which consists of shipping and freight and other selling expenses were approximately 3% of net revenues for the 2009 transition period as compared to approximately 2% for the first nine months of 2008. The increase in selling expenses as a percentage of sales was attributable to a 65% increase in travel as our sales force has expanded their sales area focus outside of Shanghai in response to increased competition in the area and to satisfy demand in other regions;

•
Consulting and investor relations expense (including related party consulting expense) increased approximately 20% for the 2009 transition period compared to the same period in fiscal 2008 which is attributable to an increase in stock-based consulting expense. During the 2009 transition period, we issued an aggregate of 15,000,000 shares of common stock valued at $289,000 to China Direct Investments, Inc. as compensation under the April 2009 agreement.  We also paid $28,966 to multiple third party consultants in China for legal and accounting services.

•
Compensation and related taxes increased by approximately 66% during the 2009 transition period compared to the same period in fiscal 2008.  This increase was mainly due to a grant of an option to purchase 1,000,000 shares of our common stock valued at $80,195 which were granted to Mr. Aihua Hu under the terms of his June 2007 employment agreement.  While this expense was not recorded until the current 2009 transition period, we have determined that this accounting error was not material to our financial statements, did not necessitate a restatement of prior periods, and was appropriately expensed in the current period; also salaries and employee benefits increased 17% during the 2009 transition period compared to the same period in fiscal 2008 due to increases necessary to retain our trained staff.

•
General and administrative expenses increased approximately 75% during the 2009 transition period compared to the same period in fiscal 2008.  The approximately $280,000 increase is primarily due to an approximately $347,000 increase in bad debt expense compared to a recovery of bad debt in the prior period.  We recorded $176,000 in bad debt expense during the 2009 transition period, the impact of the current period expense is magnified as compared to a $171,000 recovery of bad debt recorded during the first nine months of fiscal 2008.  In the prior period we recorded a one-time bad debt recovery of $171,292 related to the collection of accounts receivables previously written off.  We estimate bad debt expense primarily based on age of outstanding receivables.  As a result of the current period bad debt analysis including an aging of customers’ outstanding balance and consideration of qualitative factors related to the impact of the global economic crisis, we increased our allowance for bad debt to $175,701.  This increase in general and administrative expense was partially offset by an approximately $54,000 decrease in non-sales related travel, meals, and entertainment.

We expect operating expenses to remain consistent as a percentage of net revenues during the upcoming fiscal year.

Total other (expenses). Total other expense decreased approximately 11% during the 2009 transition period compared to the same period in fiscal 2008. Included in this change is a decrease in interest expense of $21,581 relating to debt obligations of AoHong due to lower interest rates on outstanding notes payable and decrease in realized loss on sale of marketable equity securities of $45,008 related to a one-time transaction during the 2008 period partially offset by an increase in loss on disposition of property and equipment of $63,453 as we disposed of this equipment at a price less than book value.  Also, we had other income of $34,698 during the 2009 transition period made up primarily of forgiveness of a $20,000 loan from a former member of our Board of Directors, Mr. Dore Perler.

Discontinued operations. Loss from discontinued operations results from the discontinuation of our Biometric segment in January 2009 and our sale of Big Tree in April 2008. We do not expect to incur additional expenses from discontinued operations in the upcoming fiscal 2010.

                Provision for income taxes. Provision for income taxes decreased 73% during the 2009 transition period compared to the first nine months of fiscal 2008 due to lower income generated in China.  We did not generate significant revenues in the U.S. in any period presented and incurred corporate expenses and therefore have a net loss carryforward for U.S. tax purposes.

                Net (loss) income. Net loss during the 2009 transition period of $362,051 is a decrease of $764,028 compared to net income during the first nine months of fiscal 2009 of $401,977.  This translates into a net loss per common share of $0.00 for all periods presented.

Net loss attributable to China America Holdings, Inc.Net loss attributable to China America Holdings increased $354,773 as a result of attributing 49% of net income derived from Aohong in the amounts of $91,768 and $501,023 for the 2009 transition period and first nine months of fiscal 2008, respectively, to the noncontrolling interest holders and absorbing 100% of the corporate expenses resulting from the responsibilities of being a public entity.

Unrealized Foreign currency translation gain and Comprehensive loss. The functional currency of our subsidiary operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiary is translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported an unrealized foreign currency translation gain of $22,253 for the 2009 transition period and $403,604 for the first nine months of fiscal 2008. This non-cash gain had the effect of reducing our reported comprehensive loss. During the 2009 transition period total comprehensive loss was $339,798 and comprehensive loss attributable to China America Holdings, Inc. was $441,340 compared to the first nine months of fiscal 2008 with total comprehensive income of $647,854 and comprehensive loss attributable to China America Holdings, Inc. of $51,171.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  . The following table provides selected financial information from our balance sheets at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008	Increase (Decrease)%
Working capital	$2,878,476	$4,204,267	$(1,325,791)	-31.5%
Cash	1,721,231	2,228,455	(507,224)	-22.8%
Total current assets	8,095,099	9,284,550	(1,189,451)	-12.8%
Total assets	13,879,789	13,714,052	165,737	1.2%
Total current liabilities	5,216,623	5,080,283	136,340	2.7%
Total liabilities	$5,216,623	$5,080,283	$136,340	2.7%

At September 31, 2009 and December 31, 2008 our cash is located in the following geographic areas:

Country	September 30, 2009		December 31, 2008
China	$1,721,002	99.99%	$2,135,998	95.85%
United States	229	0.01%	92,457	4.15%
Total cash and cash equivalents	$1,721,231	100.00%	$2,228,455	100.00%

Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

The following table provides selected information on the changes in our assets and liabilities at September 30, 2009 from December 31, 2008:

	September 30, 2009	December 31, 2008	Increase (Decrease)%
Accounts receivable, net	$2,782,814	$3,778,096	$(995,282)	-26%
Notes receivable	829,890	1,104,343	(274,453)	-25%
Inventories, net	2,165,567	1,719,796	445,771	26%
Advances on purchases	112,974	405,674	(292,700)	-72%
Prepaid expense and other	439,486	48,186	391,300	812%
Restrictied cash	877,501	175,075	702,426	401%
Property and equipment, net and land use rights	4,877,939	3,478,903	1,399,036	40%
Deposit on land use rights	-	744,303	(744,303)	-100%
Other assets	29,250	31,221	(1,971)	-6%
Notes payable	3,436,290	3,002,982	433,308	14%
Accounts payable and accrued expenses	893,391	957,190	(63,799)	-7%
Advances from customers	199,905	424,320	(224,415)	-53%
Taxes payable	458,570	487,223	(28,653)	-6%
Due to related parties	$228,467	$208,568	$19,899	10%

Our working capital decreased $1,325,791 to $2,878,476 at September 30, 2009 from working capital of $4,204,267 at December 31, 2008. This decrease in working capital is primarily attributable to a decrease in cash of $507,224, a decrease in accounts receivable and notes receivable of $1,269,735, a decrease in advance on purchases of $292,700, and an increase in notes payable of $433,308 offset by an increase in inventories of $445,771, a decrease in advances from customers, an increase in prepaid expenses of $391,300, and a decrease in accounts payable and taxes payable of $92,452.

At September 30, 2009, our accounts receivable were $2,782,814 which is net of an allowance for doubtful accounts of $175,701. We believe that our collection remains strong and that our reserve for bad debts reflects the risk of nonpayment by our customers.  Our days sales outstanding decreased to 39 days during the 2009 transition period compared to 44 days for the first nine months of fiscal 2008.

At each of September 30, 2009 and December 31, 2008, notes receivable represented amounts due from customers for the purchase of finished goods. These obligations are similar to accounts receivable.  The balance at September 30, 2009 represents amounts which were due between October 2009  and December 2010. Based upon historical experience with these customers, AoHong anticipates that the balance of these notes receivable will be paid in accordance with each of their respective terms.

At September 30, 2009, inventories increased 26% from December 31, 2008; this increase is primarily attributable to build-up of inventory during the summer months to satisfy higher demand of coolants in the summer with inventory levels decreasing during the winter months.

At September 30, 2009, advances on purchases decreased approximately 72% from December 31, 2008.  Advances on purchases represent prepayments for products which have not been shipped to us.  The decrease is primarily attributable to timing differences in orders places in the ordinary course of business.

At September 30, 2009, prepaid expenses and other current assets increased approximately 812% from December 31, 2008.  These amounts consist primarily of deposits made on construction in progress of our Tianjin facility and other prepaid expenses such as insurance and deposits for marketing and sales meeting facilities.  The increase is primarily attributable to an approximately $393,000 increase in deposits on construction of manufacturing facilities in Tianjin City.

Notes payable at September 30, 2009 was approximately 14% higher than notes payable at December 31, 2008.  Included in notes payable at September 30, 2009 was:

•
$2,193,752 due by AoHong to banks for bank acceptance notes which are similar to factored receivables in that AoHong assigned the receivable from its customer to a bank and received cash in an amount equal to the full amount of the receivable.  Associated to these notes are restricted cash of $877,501which remains on deposit at the bank to secure the advance, the bank acceptance payable is satisfied by AoHong at the time its customer pays the receivable, if the customer does not pay the receivable, AoHong is still liable for the payable to the bank;

•
$817,538 due to Commercial Bank of China with maturities on January 20, 2010 and February 25, 2010 with interest rates at 5.103% the proceeds from these loans were used for inventory purchases and will be repaid with the receivables related to the sale of inventory.

•
$25,000 attributable to our Biometrics segment and represents the remaining principal amount due under notes issued by us in a 2003 private placement, this amount is due on demand with an interest rate of 10% per annum, and

•	$400,000 due to China Direct Industries, Inc. on June 30, 2010 with an interest rate of 4% per annum.

At September 30, 2009, accounts payable and accrued expenses decreased 7% from December 31, 2008.  This decrease is primarily due to timing differences of payments made against payables and new orders placed during the ordinary course of business.

At September 30, 2009, advances from customers decreased 53% from December 31, 2008.  Advances from customers represent deposits on orders we require before we shipped goods to our customers, this decrease is mainly due to a decrease is orders we have experienced toward the end of the 2009 transition period.

At September 30, 2009, taxes payable decreased 6% from December 31, 2008.  This decrease is primarily due to the smaller provision for income tax during the current period due to lower net income in AoHong.

Due to related parties at September 30, 2009 represents amounts loaned to AoHong by Mr. Aihua Hu, its Chief Executive Officer and a member of our Board of Directors, and members of his family for working capital purposes. These loans, which were primarily made during the three months ended June 30, 2007, do not bear any interest and are due on demand.

Historically, we have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures other than that which will be necessary to complete the new manufacturing facility in Tianjin City described below.  However, as described elsewhere herein, we have approximately $2.2 million of short term obligations which become due within the next 12 months.  Currently, our cash is not sufficient for all of our capital needs and we will need to raise additional capital to satisfy these obligations. Given the current uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all. There are also no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all. If we are unable to satisfy our contractual commitments to AoHong, our operations in future periods could be adversely impacted and we could lose all of our investment in AoHong. In addition, if we are unable to satisfy the China Direct Industries, Inc. note, it could declare a default and would be entitled to pursue collection of the obligation. If we are unable to obtain the financing necessary to pay the obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Cash Flow Activities

During the 2009 transition period, net cash provided by operating activities from continued operations amounted to $1,188,097.We used cash to fund our net loss from continued operations of $362,051 as well as for an increase in inventory of $441,279, a decrease in advances from customer of $225,283, and a reduction in accounts payable and accrued expenses of $65,821. These uses of cash were offset by net non-cash adjustments to net loss of $877,282, decreases in accounts receivable of $828,158, a decrease in advances on purchases, and a decrease in notes receivable of $276,935.

For the first nine months of September 30, 2008, net cash used in operating activities amounted to $971,438. We used cash to fund our net loss of $401,977 as well as for an increase in inventories of $1,353,039 and advances on purchases of $912,120, and a decrease in accounts payable and accrued expenses of $110,397. Cash used was offset cash provided by a decrease in accounts receivable of $165,058, by decreases of $245,239 in other assets, an increase in taxes payable of $502,654, and an increase in advances from customers of $56,510 as well as an net add-back of $141,172 for non cash expenses including stock-based compensation of $10,400, contributed services of $110,000, and depreciation and amortization of $221,061, from the non-cash impact of the change in allowance for doubtful accounts of $199,385.

During the 2009 transition period, net cash used in investing activities $1,369,560 and was attributable to the purchase of property and equipment of $971,184, which included the acquisition of manufacturing equipment for our Shanghai facility, and $393,095 in prepaid construction for the Tianjin facility.  The deposit on land use rights of $745,574 was reclassified as an actual purchase of land use rights as we obtained such rights during the current period.

During the first nine months of fiscal 2008, net cash used in investing activities was $1,607,759 and was attributable to the purchase of property and equipment of $1,637,013, which included the acquisition of manufacturing equipment for our newly completed facility, offset by proceeds from the sale of marketable equity securities of $29,254.

During the 2009 transition period, net cash used in financing activities was $255,270.  We received net proceeds of $426,744 from notes payable and $19,483 from related party advances, which were offset by an increase in restricted cash of $701,497.

During the first nine months of fiscal 2008, net cash provided by financing activities was $1,741,718.  We received net proceeds of $1,784,811 from notes payable and $15,276 from related party advances, which were partially offset by an increase in restricted cash of $58,369.

As a result of the above, net cash decreased by $507,224 during the 2009 transition period, which included $4,884 which was the effect of the exchange rate on our cash, as compared to a net cash decrease of $921,727 during the first nine months of 2008.

Contractual Obligations

Under the terms of our purchase agreement with AoHong, we are required to contribute an additional $1,780,000 to its registered capital, which was originally due by June 27, 2009.  As described elsewhere herein, we did not pay the amount when due and the minority owners of AoHong have orally agreed to extend the due date of this amount to on or before November 20, 2010. In addition, a $400,000 note payable to China Direct Industries, Inc. was originally due on December 31, 2008 and was extended to June 30, 2010. We will be required to raise additional capital to fund the remaining balance of the obligation to AoHong’s minority owners and to satisfy the note due to China Direct Industries, Inc..

In November 2008, we created Aohong Tianjin to expand our distribution channels to northern China. AoHong Tianjin agreed to acquire land use rights for approximately 253,350 square feet of land located in Ji County Economic Development Park for approximately $751,364. We plan to continue construction of a manufacturing distribution facility for AoHong Tianjin and complete the project during fiscal 2010 dependent upon obtaining sufficient funding. The cost of the project is estimated at approximately $2.9 million and we anticipate will be funded by current operations and bank loans. The amount due to land use rights as of December 31, 2008 was $7,061 which has been paid in February 2009. Aohong Tianjin currently does not have any new loans.

The following tables summarize our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due by Period
	Total	Less than 1 year	1-3 Year	3-5 Year	5 Years +
Contractual Obligations:
Bank and other indebtedness (1)	$3,436,290	$3,436,290	$-	$-	$-
Aohong capital commitment	1,780,000	1,780,000	-	-	-
Total contractual Obligations:	$5,216,290	$5,216,290	$-	$-	$-

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

Recent Accounting Pronouncements

EITF Issue No. 07-5 (ASC 815), "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6 (ASC 815), "The Meaning of "Indexed to a Company's Own Stock" (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99”  which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities .  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

    In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

    The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” .  This update represents a correction to Section 323-10-S99-4,  Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is discussed in greater detail under Item 1A – “Risk Factors” appearing elsewhere in this report.

We caution that the factors described in Item 1A of this report and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-21, which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to China America, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Shaoyin Wang	48	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer
Aihua Hu	48	Chief Executive Officer, AoHong and Director

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

Aihua Hu.  Mr. Hu has served as CEO of AoHong since co-founding the company in February 2000 and has been a member of our Board of Directors since September 2009. From May 1993 to April 2000, Mr. Hu served as Vice General Manager of Shanghai Lixin Gas Co., Ltd., an industrial gas and refrigerant manufacturer located in Shanghai. As Vice General Manager Mr. Hu was responsible for sales and business development. From September 1982 to May 1993, Mr. Hu worked for Shanghai Chemical Light Industry Co., Ltd. responsible for sales and marketing.  Mr. Hu is a minority member of AoHong.

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

Key Employees

Following is biographical information on those persons whom we consider key employees of our company:

Ms. Limin Yang Ms. Yang has served as the Chief Financial Officer of AoHong  since February 2009 and was the Director of the Accounting Department of the company from November 2005 to February 2009. Prior to joining AoHong, Ms. Yang was the Accounting Manager for Shanghai Farun Environmentally-Sound Materials Co., Ltd. from May 2003 to October 2005. Ms. Yang started her career as the Director of Accounting Department for Shanghai Lixin Gas Co., Ltd. from March 1998 to April 2003. Ms. Yang obtained the Associate Degree in Accounting from Shanghai University of Finance & Economics in July 1998 and the Bachelor Degree in Foreign Trade and Economics from Fudan University in July 2004.

Compliance with Section 16(a) of The Exchange Act

During the 2009 transition period we were not subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than 10% of our common stock were not required to file with the SEC reports disclosing their initial ownership and changes in their ownership of our common stock.

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

The following table summarizes all compensation recorded in 2009 for:

•	our principal executive officer or other individual serving in a similar capacity,
•
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in 2009 and who were serving as executive officers at September 30, 2009 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2009.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers”. The value attributable to any option awards is computed at the fair value on grant date and expensed over the vesting period of the award.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Shaoyin Wang(1)	2009	$$6,570	$-	$-	$-	$-	$-	$-	$6,570
	2008	$-	$-	$-	$-	$-	$-	$-	$-

Aihua Hu	2009	10,520	2,630	-		-	-	-	13,150
	2008	16,000	-	-	-	-	-	-	16,000

(1)            Shaoyin Wang did not receive any compensation from us in 2008 as his employment with us as our Chief Executive Officer began in January 2009.

Mr. Wang’s Compensation Arrangement

We are not a party to a written employment or similar agreement with Mr. Wang. Upon joining our company in January 2009 as our chief executive officer and director, we agreed to pay him $8,760 (RMB 60,000) per year for serving in these positions.  The amount of compensation payable to Mr. Wang was determined by the Board of Directors in its sole discretion and may be changed at any time.  Mr. Wang is one of the two members of the Board of Directors and as such has the ability to materially influence the amount of compensation payable to him by us.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Shaoyin Wang	-	-	-	-	-	-	-	-	-
Aihua Hu	1,000,000	-	-	.020	7/27/12	-	-	-	-

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

Subject to the provisions of the stock option plan, the Board will determine who will receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event can the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2009 we have outstanding options to purchase 650,000 shares under the 1999 Stock Option Plan and there are 500,000 shares remaining available for grant under the 1999 Stock Option Plan.

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

Subject to the provisions of the 2001 Equity Compensation Plan, the Board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock. The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. The Board may also direct the issuance of shares of our common stock as awards under the 2001 Compensation Plan. Absent registration under the Securities Act of 1933 or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2009, we have outstanding options to purchase 250,000 shares under the 2001 Equity Compensation Plan and there were 403,840 shares remaining for grant under the plan.
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

Subject to the provisions of the 2005 Equity Compensation Plan, the Board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event can the exercise price be less than the par value for our common stock The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares. The Board may also direct the issuance of shares of our common stock as awards under the 2005 Equity Compensation Plan. Absent registration under the Securities Act or the availability of an applicable exemption there from, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2009 we have outstanding options to purchase 1,000,000 shares under the 2005 Equity Compensation Plan and there remain 723,000 shares available under the plan.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  The following table provides information on compensation paid to our directors during the nine months ended September 30, 2009.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Shaoyin Wang	0	0	0	0	0	0	0
Dore Scott Perler (1)	0	0	0	0	0	0	0

(1)           Mr. Perler served as a member of our Board of Directors from July 1998 to September 2009.  In April 2009, we entered into a consulting agreement with Mr. Perler expiring on December 31, 2009 to serve as a member of our Board of Directors and corporate Secretary. Under the terms of this agreement, we agreed to pay Mr. Perler a total of 1,000,000 shares of our common stock valued at $20,000 to serve in these positions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At January 11, 2010 we had 151,810,792 shares of common stock issued and outstanding. The following table sets forth information known to us as of January 11, 2010 relating to the beneficial ownership of shares of our common stock by:

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

Name of Beneficial Owner	# of Shares and nature of Beneficially Owned	% of Class
Shaoyin Wang	0	-
Aihua Hu (1)	13,500,000	8.89%
All officers and directors as a group (two persons)	13,500,000	8.89%

Huayan Zhi (2)	6,500,000	4.28%
China Direct Industries, Inc.(3)	28,610,000	18.84%

(1)
Mr. Hu is the chief executive officer of AoHong and a member of the Board of Directors. Mr. Hu’s holdings include 12,500,000 shares of our common stock which are presently outstanding and options to purchase 1,000,000 shares of our common stock at a price of $0.20 per share, these options expire on June 27, 2012.

(2)	Ms. Zhi was the Chief Financial Officer of AoHong until her retirement in February 2009.
(3)
The number of securities beneficially owned by China Direct Industries, Inc. includes: 22,110,000 shares of our common stock owned of record by its subsidiary China Direct Investments, Inc.; 4,000,000 shares of our common stock owned of record by CDI Shanghai Management Co.; and 2,500,000 shares owned of record by Capital One Resource Co., Ltd., all of which are subsidiaries of China Direct Industries, Inc. The securities beneficially owned by China Direct Industries, Inc. excludes 3,737,340 shares of our common stock issuable upon the exercise of an outstanding common stock purchase warrant with an exercise price of $0.12 per share owned of record by China Direct Investments, Inc. The ability of China Direct Industries, Inc. to exercise the warrants is limited in that the holder is not entitled to exercise the warrant if the effect of such exercise would be that the number of shares of common stock beneficially owned by the holder after giving effect to such exercise would be result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of common stock on such date, except during the 45 day period immediately prior to the expiration date of the warrant. James Wang Ph.D., has voting and dispositive control over securities held by China Direct, Inc. whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time AoHong borrows funds from Aihua Hu, its chairman, and members of his family for working capital purposes. At September 30, 2009 these amounts totaled $83,818. These loans do not bear any interest and are due on demand.

We have entered into various agreements with subsidiaries of China Direct Industries, Inc., a principal shareholder of our company, including:

In April 2009, we entered into a consulting and management agreement with China Direct Investments, Inc., a wholly owned subsidiary of China Direct Industries, Inc. The agreement is for a term of twelve months from January 1, 2009 to December 31, 2009. The agreement outlines various consulting services, which has been provided by China Direct Investments, Inc. since July 1, 2008, including coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals, among other services agreed to by the parties.  Under the terms of the agreement, we will issue China Direct Industries, Inc. a total of 20,000,000 shares of our common stock valued at $400,000. Of these shares, 5,000,000 shares are payable at the end of each quarter of 2009. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

In August 2008 we borrowed $400,000 from China Direct Industries, Inc. under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes. The note, which bears interest at 4% per annum, was due June 30, 2009.  The due date of the note has been extended to June 30, 2010.

In August 2009 we entered into a consulting and management agreement with China Direct Investments, Inc., subsidiary of China Direct Industries, Inc. The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011. The agreement may be extended for an additional 12 months upon mutual agreement of the parties. We engage the services of the consultant as our representative in the United States. The provided services include but not limited to general business consulting, management of professional resources, coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals, etc.  Under the term of the agreement, we will issue China Direct Investments, Inc. a total of 64,000,000 shares of our common stock. 8,000,000 shares are payable by the ending of each quarter ending December 31, March 31, June 30, and September 30 starting October 1, 2009 and will be fair valued using the average stock price over the quarter the services were earned. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

In June 2009 we borrowed $20,000 from a company controlled by Mr. Dore Scott Perler, then a member of our Board of Directors.  The principal and interest of $450 are due on March 11, 2010.  We used these funds for general working capital.  This loan was forgiven as of September 7, 2009 as part of Mr. Perler's seperation with the Company.

Director Independence

None of our directors would be considered “independent” under Rule 5605 of the NASDAQ Marketplace Rules.
Related Person Transaction Policy

We do not have a related person transaction policy.  Consequently, during the nine months ended September 30, 2009 none of the aforedescribed related party transactions were subject to review by our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for the 2009 transition period and fiscal 2008. The following table shows the fees that were billed for the audit and other services provided by such firm for the 2009 transition period and fiscal 2008.

	2009	2008
Audit Fees	$82,500	$75,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$82,500	$75,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.		DESCRIPTION
2.1		Agreement and Plan of Merger between Century Silver Mines, Inc. and Sense Holdings, Inc. (Incorporated by reference to Exhibit 2 to the registration statement on Form SB-2, SEC File No. 333-87293).
2.2
Membership Interest Purchase Agreement by and among Sense Holdings, Inc. and its wholly owned subsidiary China Chemical Group, Inc. and Shanghai AoHong Industry Co., Ltd. (Incorporated by reference to Exhibit 10.29 of the Current Report on Form 8-K filed on July 3, 2007).

2.3		Amendment to Membership Interest Purchase Agreement (Incorporated by reference to Exhibit 10.24 of the Registration Statement on Form SB-2 filed on October 19, 2007, SEC File No. 333-146830)
3.1(a)		Articles of Incorporation of Sense Holdings, Inc. (Incorporated by reference to Exhibit 3.1(a) of the registration statement on Form SB-2 filed on September 17, 1999 (SEC File No. 333-87293)).
3.1(b)
Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (FL) (Incorporated by reference to Exhibit 3.1(b) of the registration statement on Form SB-2 filed on September 17, 1999 (SEC File No. 333-87293)).

3.1 (c)
Articles of Merger of Century Silver Mines, Inc. into Sense Holdings, Inc. (ID) (Incorporated by reference to Exhibit 3.1(c) of the registration statement on Form SB-2 filed on September 17, 1999 (SEC File No. 333-87293)).

3.1 (d)
Articles of Amendment to the Articles of Incorporation filed February 23, 2007 (Incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 2, 2007 (SEC File No. 333-86206)).

3.1 (e)
Articles of Amendment to the Articles of Incorporation filed May 30, 2000 (Incorporated by reference to Exhibit 3.1(d) of the registration statement on Form SB-2 filed on May 15, 2002 (SEC File No. 333-86206)).

3.1 (f)
Articles of Amendment to the Articles of Incorporation filed February 7, 2002 ((Incorporated by reference to Exhibit 3.1(e) of the registration statement on Form SB-2 filed on May 15, 2002 (SEC File No. 333-86206)).

3.1 (g)
Articles of Amendment to the Articles of Incorporation filed July 13, 2007 (Incorporated by reference to Exhibit 3.1(g) of the Registration Statement on Form SB-2 filed on October 19, 2007, (SEC File No. 333-146830)).

3.1(h)
Articles of Amendment to the Articles of Incorporation filed November 8, 2007 (Incorporated by reference to Exhibit 3.1(h) to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 14, 2007 (SEC File No. 333-87293)).

3.2		Bylaws (Incorporated by reference to Exhibit 3.2 of the registration statement on Form SB-2 filed on December 3, 1999 (SEC File No. 333-87293).
4.1		Trilogy Capital Partners, Inc. Warrant Agreement dated August 29, 2005 (Incorporated by reference to the Quarterly Report on Form 10-QSB/A for the period ended September 30, 2005).
4.2		Form of $0.10 common stock purchase warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2 filed on October 19, 2007, SEC File No. 333-146830).
4.3		Form of $0.12 common stock purchase warrant (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 9, 2009).
10.1	+	1999 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the registration statement on Form SB-2, SEC File No. 333-87293).
10.2	+	2001 Equity Compensation Plan (Incorporated by reference to the registration statement on Form S-8, SEC File No.333-81306).
10.3	+	2005 Equity Compensation Plan (Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125905).
10.4	+	Amendment No. 1 to the 2005 Equity Compensation Plan (Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-144412).

10.5
Consulting and Management Agreement dated June 27, 2007 between Sense Holdings, Inc. and CDI Shanghai Management Co., Ltd. (Incorporated by reference to Exhibit 10.30 of the Current Report on Form 8-K filed on July 3, 2007).

10.6
Stock Purchase Agreement dated August 24, 2007 by and between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2007).

10.7		Form of subscription agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2007).
10.8
Amendment to Stock Purchase Agreement dated as of August 31, 2007 by and between CDI China, Inc., China Direct, Inc. and Sense Holdings, Inc. (Incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K filed on August 31, 2007).

10.9	+
Employment Agreement dated June 27, 2007 between Shanghai Aohong Chemical Co., Ltd. and Aihau Hu (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 9, 2009).

10.10		Agreement dated April 30, 2008 among Wei Lin, China Direct, Inc. and China America Holdings, Inc. (Incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K filed on May 5, 2008).
10.11
Secured Promissory Note dated August 22, 2008 between China America Holdings, Inc. and China Direct Investments, Inc. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on November 19, 2008).

10.12	+
Termination Agreement dated January 19, 2009 between China America Holdings, Inc. and Dore Scott Perler. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 22, 2009).

10.13
Asset Purchase Agreement dated January 19, 2009 between China America Holdings, Inc. and Pearl Group Advisors, Inc. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 22, 2009).

10.14	+
Consulting Agreement dated April 8, 2009 between China America Holdings, Inc. and Dore Perler (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.15
Consulting and Management Agreement dated April 8, 2009 with China Direct Investments, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.16		Unsecured Promissory Note dated June 12, 2009 to Pearl Advisors Group, Inc. (Incorporated by reference to Exhibit Nos. 10.33 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.17
Letter agreement dated July 1, 2009 extending due date of China Direct Industries, Inc. note (Incorporated by reference to Exhibit Nos. 10.34 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009).

14.1		Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004).
21.1		Subsidiaries of the Registrant *
23.1		Consent of Sherb & Co., LLP *
31.1		Section 302 Certificate of Chief Executive Officer *
31.2		Section 302 Certificate of Chief Financial Officer*
32.1		Section 906 Certificate of Chief Executive Officer and Chief Financial Officer*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AMERICA HOLDINGS, INC.

Date: January 13, 2010	By:	/s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaoyin Wang	Chief Executive Officer, President and Chairman (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)	January 13, 2010
Shaoyin Wang

/s/ Aihua Hu	Director	January 13, 2010
Aihua Hu

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and YEAR ENDED DECEMBER 31, 2008
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China America Holdings, Inc. and Subsidiaries
Shanghai, China

We have audited the accompanying consolidated balance sheets of China America Holdings, Inc. and Subsidiaries as of September 30, 2009 and December 31, 2008 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the period ended September 30, 2009 and the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China America Holdings, Inc. and Subsidiaries as of September 30, 2009 and December 31, 2008, and the results of their operations and their cash flows for the period ended September 30, 2009 and the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
January 12, 2010

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$1,721,231	$2,228,455
Accounts receivable, net	2,782,814	3,778,096
Notes receivable	829,890	1,104,343
Inventory	2,165,567	1,719,796
Tax receivable	43,137	-
Advance on purchases	112,974	405,674
Prepaid expense and other current assets	439,486	48,186
Total current assets	8,095,099	9,284,550

LONG-TERM ASSETS:
Restricted cash	877,501	175,075
Property and equipment, net	4,049,285	3,394,157
Land use rights, net	828,654	84,746
Deposit on land use rights	-	744,303
Other assets	29,250	31,221
Total other assets	5,784,690	4,429,502
Total assets	$13,879,789	$13,714,052
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$3,036,290	$2,602,982
Notes payable-related party	400,000	400,000
Accounts payable and accrued expenses	893,391	957,190
Advances from customers	199,905	424,320
Taxes payables	458,570	487,223
Due to related parties	228,467	208,568
Total current liabilities	5,216,623	5,080,283

EQUITY:
China America Holdings, Inc. shareholders' equity
Common stock: $.001 par value, 500,000,000 shares authorized; 151,810,792 and 135,810,792 shares issued and outstanding at September 30, 2009 and December 31, 2008	151,811	135,811
Additional paid-in capital	20,014,547	19,661,352
Statutory reserves	704,321	687,717
Accumulated deficit	(17,650,606)	(17,180,183)
Accumulated other comprehensive income	428,109	415,630
Total China America Holdings, Inc. shareholders' equity	3,648,182	3,720,327
Noncontrolling interest	5,014,984	4,913,442
Total equity	8,663,166	8,633,769
Total liabilities and equity	$13,879,789	$13,714,052

The accompanying notes are an integral part of the financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2009	2008	2008
		Unaudited
Net revenues	$22,883,725	$27,069,776	$34,967,512
Cost of sales	20,967,658	24,606,462	32,279,091
Gross profit	1,916,067	2,463,314	2,688,421

Operating expenses:
Selling expenses	730,662	634,883	748,400
Consulting and investor relations expense	28,966	155,420	153,420
Consulting expense-related party	289,000	110,000	175,812
Compensation and related taxes	329,557	198,310	239,672
General and administrative	657,202	376,619	511,388
Total operating expenses	2,035,387	1,475,232	1,828,692
Total operating (loss) income	(119,320)	988,082	859,729

Other income (expenses):
Interest income	5,352	13,430	15,962
Interest expense	(28,552)	(50,133)	(86,499)
Interest expense-related party	(11,967)	(1,710)	(5,742)
Other income	34,698	-	-
Loss on disposition of property and equipment	(63,453)	-	-
Realized loss on sale of marketable equity securities	-	(45,008)	(325,983)
Foreign currency transaction gain (loss)	(4,695)	5,915	5,614
Total other expenses	(68,617)	(77,506)	(396,648)
Net (loss) income from continuing operations before income taxes	(187,937)	910,576	463,081

Discontinued operations:
Gain from disposal of discontinued operations	-	45,912	45,912
Loss from discontinued operations	(75,375)	(185,427)	(278,737)
Total loss from discontinued operations	(75,375)	(139,515)	(232,825)
(Loss) Income before income taxes	(263,312)	771,061	230,256
Provision for income taxes	(98,739)	(369,084)	(354,616)
Net (loss) income	(362,051)	401,977	(124,360)
Less: Net income attributable to noncontrolling interest	(91,768)	(501,023)	(436,798)
Net (loss) income attributable to China America Holdings, Inc.	$(453,819)	$(99,046)	$(561,158)

Basic and diluted loss per common share:
Net (loss) income from continuing operations	$-	$-	$-
Net (loss) income from discontinued operations	-	-	-
Net loss per common share	$-	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	141,338,265	135,798,967	135,802,216

Amounts attributable to China America Holdings, Inc.
(Loss) income from continuing operations, net of tax	$(378,444)	$40,469	$(328,333)
Discontinued operations, net of tax	(75,375)	(139,515)	(232,825)
Net (loss) income	$(453,819)	$(99,046)	$(561,158)

The accompanying notes are an integral part of the financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	China America Holdings, Inc. Shareholders
						Accumulated
	Common Stock, $.001 Par Value		Additional			Other
	Number of		Paid-in	Statutory	Accumulated	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Reserves	Deficit	Income	Interest	Income	Equity
Balance, December 31, 2007	135,700,792	$135,701	$19,541,062	$628,017	$(16,559,325)	$98,215	$4,378,042	$-	$8,221,712

Common stock issued for services	110,000	110	10,290	-	-	-	-	-	10,400
Contributed services	-	-	110,000	-	-	-	-	-	110,000
Comprehensive income:
Appropriation of statutory reserves	-	-	-	59,700	(59,700)	-	-	-	-
Net loss for the year	-	-	-	-	(561,158)	-	436,798	(124,360)	(124,360)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	-	-	-	317,415	98,602	416,017	416,017
Other comprehensive income								416,017	416,017
Total comprehensive income	-	-	-	-	-			291,657	291,657
Balance, December 31, 2008	135,810,792	135,811	19,661,352	687,717	(17,180,183)	415,630	4,913,442	-	8,633,769

Common stock issued for services	16,000,000	16,000	273,000	-	-	-	-	-	289,000
Option expense for Aihua Hu			80,195						80,195
Comprehensive loss:
Appropriation of statutory reserves	-	-	-	16,604	(16,604)	-	-	-	-
Net loss for the period	-	-	-	-	(453,819)	-	91,768	(362,051)	(362,051)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	-	-	-	12,479	9,774	22,253	22,253
Other comprehensive income								22,253	22,253
Total comprehensive loss	-	-	-	-	-	-	-	$(339,798)	(339,798)
Balance, September 30, 2009	151,810,792	$151,811	$20,014,547	$704,321	$(17,650,606)	$428,109	$5,014,984		$8,663,166

The accompanying notes are an integral part of the financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2009	2008	2008
Cash flows from operating activities:		Unaudited
Net (loss) income	$(362,051)	$401,977	$(124,360)
Loss from discontinued operations	(75,375)	(139,515)	(232,825)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	269,059	221,061	312,156
Allowance for doubtful accounts	175,575	(199,385)	(196,353)
Realized and unrealized loss on marketable equity securities	-	45,008	325,983
Loss on disposition of property and equipment	63,453	-	-
Gain on sale of discontinued operations	-	(45,912)	(45,912)
Common stock issued for services	289,000	10,400	10,400
Option compensation expense	80,195	-	-
Contributed services	-	110,000	110,000
Changes in assets and liabilities:
Accounts receivable	828,158	165,058	892,205
Notes receivable	276,935	(221,972)	(737,199)
Inventory	(441,279)	(1,353,039)	(537,636)
Advances on purchase	293,474	(912,120)	(34,294)
Prepaid expenses and other current assets	2,185	(10,546)	49,322
Taxes receivable	(43,106)	-	-
Other assets	2,042	245,239	240,921
Accounts payable and accrued expenses	(65,821)	(110,397)	(68,028)
Taxes payable	(29,814)	502,654	479,662
Advances from customers	(225,283)	56,510	316,228
Deferred revenue	-	(15,489)	-
Net cash provided by (used in) continuing operations	1,188,097	(971,438)	1,225,920
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Net liabilities from discontinued operations	-	-	2,291
Loss from discontinued operations	(75,375)	(139,515)	(232,825)
Net cash used in discontinued operations	(75,375)	(139,515)	(230,534)
Net cash provided by (used in) operating activities	1,112,722	(1,110,953)	995,386

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	-	29,254	117,047
Purchase of property and equipment	(971,184)	(1,637,013)	(1,629,183)
Prepaid expense-Deposit on TianJin construction	(393,095)	-	-
Purchase of Land use rights	(750,855)	-	-
Decrease (Increase) in deposit on land use rights	745,574	-	(732,752)
Net cash flows used in investing activities	(1,369,560)	(1,607,759)	(2,244,888)

Cash flows from financing activities:
Proceeds from notes payable	426,744	1,784,811	1,214,392
Proceeds from (repayment of) related party advances	19,483	15,276	(118,599)
(Increase) decrease in restricted cash	(701,497)	(58,369)	287,263
Net cash flows (used in) provided by financing activities	(255,270)	1,741,718	1,383,056

Effect of exchange rate on cash	4,884	55,267	82,421
Net (decrease) increase in cash	(507,224)	(921,727)	215,975
Cash - beginning of year or period	2,228,455	2,012,480	2,012,480
Cash - end of year or period	$1,721,231	$1,090,753	$2,228,455

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$28,552	$21,950	$86,499
Income taxes	$77	$-	$3,235
The accompanying notes are an integral part of the financial statement.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China America Holding, Inc., formerly Sense Holdings, Inc., a Florida corporation and its subsidiaries are referred to in this report as the “Company”, “we”, “us”, “our”, or “China America Holdings”.  The Company was formed on July 13, 1998.  On June 27, 2007 we acquired a 56.08% interest in Shanghai AoHong Chemical Co. Ltd. ("AoHong"), a Chinese limited liability company, from Mr. Aihua Hu and his wife, Mrs. Ying Ye in exchange for a commitment to contribute $3,380,000 to AoHong. Our commitment to AoHong originally required us to provide an aggregate of $3,380,000 between September 2007 and June 2009 as follows: $800,000 before September 30, 2007, $400,000 before June 30, 2008, $600,000 before December 31, 2008 and the remaining balance due of $1,580,000 by June 27, 2009. The Company used $1,200,000 from a unit offering completed in 2007 and a $400,000 in August 2008 from a related party note payable to partially fulfill this obligation.  The minority owners have orally agreed to extend the due date of the remaining balance of $1,780,000 to November 20, 2010.  We will be required to raise additional capital to fund the remaining balance of the obligation. In addition, the Company issued Mr. Aihua Hu, the minority owner and CEO AoHong, 12,500,000 shares of the Company’s common stock valued at $1,187,500 as additional consideration.

AoHong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The operations of AoHong are comprised of three basic functions:

•
Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 30% and approximately 15%, respectively, of its net revenues were generated from this activity for the year ended September 30, 2009 and 2008;

•
Custom mixing of various raw materials in accordance with customer specifications into a new product. AoHong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 5% and 15% of its net revenues were generated from this activity during the year ended September 30, 2009 and 2008, respectively, and

•
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 65% and approximately 70%, respectively, of its net revenues were generated from this activity during the year ended September 30, 2009 and 2008, respectively.

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

Basis of Presentation

Change in Fiscal Year

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“first nine months of 2008” — January 1, 2008 through September 30, 2008.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.

The consolidated financial statements include China America Holdings, Inc. and all its subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Our year end during the calendar year 2008 and prior is December 31st. In this transition report, we have changed our year end to September 30, beginning with September 30, 2009.  The year ended December 31, 2008 is referred to as “fiscal 2008”, the nine month transition period ended September 30, 2009 is referred to as “2009 transition period”. Our consolidated statements include the accounts of the Company and its controlled entities, including wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.  The financial statements have been reclassified to reflect the impact of discontinued operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the 2009 transition period and fiscal 2008 periods include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets, and  assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At September 30, 2009, the Company had deposits of $1,721,002 in banks in China. In China, there is no equivalent federal deposit insurance as in United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through September 30, 2009. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At September 30, 2009and December 31, 2008, our bank deposits by geographic area were as follows:

Country	September 30, 2009		December 31, 2008
China	$1,721,002	99.99%	2,135,998	95.85%
United States	229	0.01%	$92,457	4.15%
Total cash and cash equivalents	$1,721,231	100.00%	$2,228,455	100.00%

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits, both in the United States and China.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Equity Securities

For the year ended December 31, 2008 , the Company recognized an aggregate realized loss of $325,983  from the sale of trading marketable equity securities which has been reflected in the accompanying consolidated statement of operations. At September 30, 2009 and December 31, 2008, the Company did not own any marketable securities.

Notes Receivable

Notes receivable represents trade accounts receivable due from various customers where a Chinese bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $829,890 and $1,104,343 at September 30, 2009 and December 31, 2008, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of September 30, 2009 and December 31, 2008, the Company has recorded an allowance for doubtful accounts of $175,701 and $0, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepayments to vendors for merchandise that had not yet been shipped and the deposit on Tianjin’s construction in progress. At September 30, 2009 and December 31, 2008, prepaid expenses and other current assets consist of the followings:

	September 30, 2009	December 31, 2008
Deposit on TianJin construction	$393,377	$-
Others	46,109	48,186
Total	$439,486	$48,186

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

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not incur any impairment for the nine months transition period ended September 30, 2009 and the year ended December 31, 2008.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

Advances from Customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company began using the following methods and hierarchy for measuring fair value :

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

The carrying amounts reported in the balance sheet for cash, accounts and notes receivable, due from related party, accounts payable and accrued expenses, advances from customers, notes payable, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value.

Revenue Recognition

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

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the unexercised stock options and warrants. For the nine months transition period ended September 30, 2009 and the year ended December 31, 2008, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company's common stock equivalents at September 30, 2009 and December 31, 2008 include the following:

	September 30, 2009	December 31, 2008
Options	8,900,000	7,900,000
Warrants	61,350,113	63,800,113
	70,250,113	71,700,113

Stock Based Compensation

The Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Non-Employee Stock-Based Compensation

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date as to when the service was substantially performed.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

Income Taxes

The Company accounts for income taxes utilizing the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting basis and tax bases of the Company's assets and liabilities result in a deferred tax asset, we an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

To evaluate our uncertain tax positions, we use a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the transition period year ended September 30, 2009 and year ended December 31, 2008 was $4,884 and $82,421, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2009 and December 31, 2008 were translated at 6.8376 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months transition period ended September 30, 2009 and year ended December 31, 2008 were 6.84251 RMB and 6.96225 RMB to $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Noncontrolling Interest

Noncontrolling interests in our subsidiary are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Comprehensive Loss

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity.

Our other comprehensive income consists of foreign currency translation adjustments and unrealized losses on marketable equity securities. The following table sets forth the computation of comprehensive income for the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008:

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2009	2008	2008
		Unaudited
Net (loss) income	$(362,051)	$401,977	$(124,360)
Other comprehensive (loss) income, net of tax
Unrealized loss on marketable equity securities, net of tax	-	(157,727)	-
Unrealized Foreign currency translation gain, net of tax	22,253	403,604	416,017
Total other comprehensive income, net of tax	22,253	245,877	416,017
Comprehensive (loss) income	(339,798)	647,854	291,657
Less: Comprehensive income attributable to the noncontrolling interests	101,542	596,683	535,400
Comprehensive (loss) Income attributable to China America Holdings, Inc.	$(441,340)	$51,171	$(243,743)

Shipping Costs

Shipping costs are included in selling expenses and totaled $407,481 and $513,655 for the nine months ended September 30, 2009 and 2008, respectively.

Advertising

Advertising is expensed as incurred and was not material for the nine months ended September 30, 2009 and 2008.

Recent Accounting Pronouncements

EITF Issue No. 07-5 (ASC 815), "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6 (ASC 815), "The Meaning of "Indexed to a Company's Own Stock" (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99”  which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities .  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” .  This update represents a correction to Section 323-10-S99-4,  Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

NOTE 2 - DISPOSITIONS

Big Tree

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

The following table sets forth for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008 indicated selected financial data of the Company's discontinued operations the biometrics segment.

	September 30,		December 31,
	2009	2008	2008
Net Revenues	$-	$39,052	$39,052
Cost of Sales	-	4,228	4,228
Gross profit	-	34,824	34,824
Operating and other non-operating expenses	75,375	220,251	313,561
Loss from discontinued operations	(75,375)	(185,427)	(278,737)
Gain from disposal of discontinued operations	-	45,912	45,912
Total loss from discontinued operations	$(75,375)	$(139,515)	$(232,825)

NOTE 3 - INVENTORIES

At September 30, 2009 and December 31, 2008, inventories consisted of:

	September 30, 2009	December 31, 2008
Raw materials	$1,987,680	$1,598,227
Finished goods	177,887	121,569
	$2,165,567	$1,719,796

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to related parties

At September 30, 2009 and December 31, 2008 due to related parties, which is attributable to AoHong, consists of the following:

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

	September 30, 2009	December 31, 2008
Due to Aihua Hu	$10,693	$170,303
Due to Ying Ye	58,500	23,675
Due to Liang Wenjuan	14,625	14,590
Due to China Direct, Inc.	144,647	-
	$228,465	$208,568

At September 30, 2009, we reflect $144,647 due to China Direct Industries, Inc. comprised of $17,710 nine months interest payable related to $400,000 promissory note due to China Direct (please see note 7), and $126,937 of professional fees paid by China direct on behalf of the company. China Direct is a significant shareholder, owning in excess of 10% of our common stock.

Mr. Aihua Hu, CEO of AoHong, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu.

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	Estimated Life	September 30, 2009	December 31, 2008
Buildings	20 years	$1,515,412	$1,511,742
Auto and Truck	5 years	303,365	302,191
Manufacturing Equipment	10 years	2,089,014	1,698,532
Office Equipment	5-7 years	52,349	10,736
Construction in Progress	-	678,385	259,731
		4,638,525	3,782,932
Less: Accumulated Depreciation		(589,240)	(388,775)
		$4,049,285	$3,394,157

For the nine months ended September 30, 2009 and 2008 (unaudited), depreciation expense amounted to $262,831 and $219,710, respectively.  The depreciation expense for the twelve months ended December 31, 2008 was $310,282.

NOTE 6 - LAND USE RIGHTS AND OTHER INTANGIBLE ASSETS

Land Use Rights

AoHong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount of approximately RMB 600,082, fluctuated by the exchange rate. Under the terms of the agreement, AoHong has rights to use certain land until November 3, 2053. AoHong amortized these land use rights over the remaining contract period beginning on June 27, 2007 (date of acquisition).

In May 2009, Tianjin Aohong paid Ji City Bureau of Land Resource an aggregate price of RMB5,137,734 (USD $751,394) for the purchase of the land use rights located in Tianjin province. Under the terms of the land use right acquisition contract, Tianjin Aohong has land use rights with a maturity date of February 22, 2059.

At September 30, 2009 and December 31, 2008 , land use rights are valued at the following:

	Estimated Remaining Life	September 30, 2009	December 31, 2008
Land Use Rights - Shanghai AoHong	44 years	$87,763	$87,550
Land Use Rights - Tianjin AoHong	50 years	751,394	-
Less Accumulated Amortization		(10,503)	(2,804)
		$828,654	$84,746

For the nine months ended September 30, 2009 and 2008 (unaudited), amortization expense amounted to $7,687 and $1,351, respectively.  The amortization expense for the twelve months ended December 31, 2008 was $1,874.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

Amortization of land use rights attributable to future periods is as follows:

Period ending September 30:
2010	$16,924
2011	16,924
2012	16,924
2013	16,924
2014	16,924
Thereafter	744,034
$828,654

Deposit on land use rights

As of December 31, 2008 Tianjin AoHong paid Ji City Bureau of Land Resource $744,303 as a deposit towards an aggregate price of RMB 5,137,734, or approximately $751,394 on the purchase on the land use rights located in Tianjin City. The payment has been reflected as a deposit on land use rights on the accompanying balance sheet. Under the terms of the land use right acquisition contract signed with Ji City Bureau of Land Resource in February 2009, Tianjin Aohong has rights to use certain land until February 22, 2059.   In February 2009, AoHong Tianjin paid off the balance and received the Confirmation Letter of Land Delivery, which represented the ownership of the land use right. The release of Certificate of Land Use Right is under process.

In May 2009, Tianjin AoHong paid off the remaining balance of RMB 5,137,734 (approximately $751,000) for the purchase of the land use rights located in Tianjin City. Under the terms of the land use right acquisition contract, Tianjin Aohong has land use rights with a maturity date of February 22, 2059.

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on February 25, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $546,318.	$435,825	-
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on January 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $478,677.	381,713	-
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on February 10, 2009. Interest only payable quarterly at an annual rate of 6.7068%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $551,487.	-	551,487
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on March 12, 2009. Interest only payable quarterly at an annual rate of 6.7068%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $491,669.	-	491,669
Notes payable to Industrial and Commercial Bank of China Anshan Road Branch, due on March 02, 2009. Interest only payable quarterly at an annual rate of 6.5124%. Secured by accounts receivable of Shanghai 3F Material Co. Ltd. amount of $732,398. The note was satisfied at maturity.	-	732,398
Notes payable to Country Commercial Bank HuaTing Branch, due on April 7, 2009. Interest only payable quarterly at an annual rate of 8.964%. Secured by the buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai. The note was satisfied at maturity.	-	364,740
Bank acceptances payable, non-interest bearing. Secured by restricted cash of $877,501 and $175,057 at September 30, 2009 and December 31, 2008 payable on demand, respectively.	2,193,752	437,688
Note payable to individual, due on demand with interest due at 10% per annum and unsecured.	25,000	25,000
Total	3,036,290	2,602,982
Less: current position	(3,036,290)	(2,602,982)
Long-Term portion of notes payable	$-	$-

In August 2008 we borrowed $400,000 from China Direct Industries, Inc., a related party, under the terms of a secured promissory note. The balance of this note was $400,000 at September 30, 2009 and December 31, 2008.  This note is payable on June 30, 2010 with interest of 4% per annum due on the same date.  We used the proceeds of this note to partially pay down our obligation to the minority interest owners of AoHong as explained earlier in NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

NOTE 8 - SHAREHOLDERS' EQUITY

Common Stock

Common Stock Issued For Services

In April 2009, we entered into a consulting and management agreement with China Direct Investments, Inc. The agreement calls for services to be provided from January 1, 2009 through December 31, 2009. The agreement outlines various consulting services, which have been provided by China Direct Investments, Inc. since July 1, 2008, including coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals and similar services. Under the terms of the April 2009 agreement, we will issue China Direct Industries, Inc. a total of 20,000,000 shares of our common stock are estimated to be valued at approximately $400,000, of which $289,000 has been expensed during the 2009 transition period.  We expense these shares as the consulting services are performed over the course of each quarter by multiplying the number of shares earned by the consultant during the quarter by the average share price during that quarter.  Of these shares, 5,000,000 shares are payable at the end of each calendar quarter of 2009; accordingly, in May 2009, June of 2009 and September 2009, we issued 5,000,000 shares for each of the first three quarters of 2009 for a total of 15,000,000 shares issued during the 2009 transition period to China Direct Industries, Inc. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.  As of September 30, 2009 no discretionary award has been paid.

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

Stock Options

In connection with an employment agreement between AoHong and its chief executive officer, Mr. Aihua Hu, on June 27, 2007 we granted Mr. Hu 1,000,000 options to purchase our common stock at $0.20 per share during the term of his employment agreement which expires on June 27, 2012.  The fair value of these options at the date of grant was $80,195.  During the transition period ended September 30, 2009, we discovered that these options were not appropriately accounted for during the year ended December 31, 2007 and we corrected the oversight to account for the options as if they were granted during the transition period ended September 30, 2009.  This error was determined to be immaterial to the financial statements and no prior period adjustment or restatement was considered necessary.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

Stock option activities for the years ended September 30, 2009 and December 31, 2008 are summarized as follows:

	Nine Month Transition Period Ended September 30, 2009			Year Ended December 31, 2008
	Number of	Weighted Average	Aggregate Intrinsic	Number of	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Value	Options	Exercise Price	Value
Balance at beginning of year	7,900,000	$0.08	-	8,900,000	$0.10	-
Granted	1,000,000	0.20	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	(1,000,000)	0.22	-
Balance at end of year	8,900,000	$0.09	$-	7,900,000	$0.08	$-

Options exercisable at end of year	8,900,000	$0.09	$-	7,900,000	$0.08	$-
Weighted average fair value of options granted during the year	-	$-	$-		$-	$-

The following table summarizes the Company's stock options outstanding at September, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.07-0.08	7,250,000	2.79 Years	$0.073	7,250,000	$0.073
0.19-0.20	1,650,000	1.38 Years	0.198	650,000	0.198
	8,900,000		$0.096	7,900,000	$0.096

Common Stock Warrants

Stock warrant activities for the years ended September 30, 2009 and December 31, 2008 are summarized as follows:

	Nine Month Transition Period
	Ended September 30, 2009		Year Ended December 31, 2008
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	63,800,113	$0.16	67,811,613	$0.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(2,450,000)	0.50	(4,011,500)	0.20
Balance at end of year	61,350,113	$0.15	63,800,113	$0.16

Warrants exercisable at end of year	61,350,113	$0.15	63,800,113	$0.16

The following table summarizes the Company's stock warrants outstanding at September 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.35-0.55	5,668,455	1.55 Years	$0.35	8,118,455	$0.35
0.16-0.20	1,104,250	0.93 Years	0.16	1,104,250	0.16
0.12	52,477,408	3 Years	0.12	52,477,408	0.12
0.10	2,100,000	2.5 Years	0.10	2,100,000	0.10
	61,350,113		$0.14	63,800,113	$0.14

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

NOTE 9 - INCOME TAXES

Effective January 1, 2008, our subsidiary AoHong incorporated and operating in China is governed by the Enterprise Income Tax Law of the Peoples Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law"). Pursuant to the PRC Enterprise Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 25% (inclusive of state and local income taxes) for all companies.  Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiaries are Resident Enterprises as defined in Chapter 1 Article 2 “… an enterprise established within the territory of another country or other tax region pursuant to foreign laws, whose actual management or control is located is located in China” and are subject to tax at a statutory rate of approximately 25% for the calendar year ended December 31, 2008 and for the nine months ended September 30, 2009.

The components of (loss) income before income tax consisted of the following:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Twelve months ended December 31, 2008
		(Unaudited)
US Operations	$(495,620)	$(738,786)	$(1,118,891)
Chinese Operations	307,683	1,649,362	1,581,972
Discontinued Operations	(75,375)	(139,515)	(232,825)
	$(263,312)	$771,061	$230,256

The components of the provision (benefit) for income taxes are as follows:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Twelve months ended December 31, 2008
		(Unaudited)
US Operations	$-	$-	$-
Chinese Operations	98,739	369,084	354,616
Discontinued Operations	-	-	-
	$98,739	$369,084	$354,616

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Twelve months ended December 31, 2008
		(Unaudited)
Income tax provision (benefit) at Federal statutory rate	$(89,000)	$262,000	$78,000
State income taxes, net of Federal Benefit	(12,000)	35,000	2,000
Permanent differences	200,000	42,000	47,000
Temporary differences	-	-	-
U.S. tax rate in excess of foreign tax rate	(49,000)	(213,000)	(137,000)
Increase in valuation allowance	49,000	243,000	365,000
Tax provision (benefit)	$99,000	$369,000	$355,000

We have a U.S. net operating loss carry forward for tax purposes totaling approximately $11,325,000 at September 30, 2009. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2029 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Our deferred tax assets are included below and have been fully reserved with a valuation allowance as management of the Company has not determined if realization of these assets are to occur in the future.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Twelve months ended December 31, 2008
		(Unaudited)
Tax benefit of net operating loss carryforward	$4,337,000	$4,127,000	$3,914,000
Tax benefit of capital loss carryforward	-	-	115,000
Stock-based compensation	(125,000)	(37,000)	139,000
Valuation allowance	(4,212,000)	(4,090,000)	(4,168,000)
Net deferred tax asset recorded	$-	$-	$-

We evaluate whether tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority.  We periodically reassess the validity of its conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2008 and 2007 did not have any impact on its results of operations, financial conditions or liquidity.

NOTE 10 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the period from acquisition to September 30, 2009, statutory reserve activity is as follows:

AoHong
Balance – June 27, 2007 (acquisition date)	$476,144
Addition to statutory reserves	151,873
Balance – December 31, 2007	628,017
Addition to statutory reserves	59,700
Balance – December 31, 2008	687,717
Addition to statutory reserves	16,604
Balance – September 30, 2009	$704,321

NOTE 11 - FOREIGN OPERATIONS

                 As of September 30, 2009 the majority of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at September 30, 2009 and December 31, 2008 as well as revenues for the nine months ended September 30, 2009 and 2008 and twelve months ended December 31, 2008 are as follows, note that prior periods have been retrospectively restated to show the effect of discontinued operations of our biometric segment:

	United States	People’s Republic Of China	Total
Net Revenues for the nine months ended September 30, 2009	$-	$22,883,725	22,883,725
Net Revenues for the nine months ended September 30, 2008	-	27,067,776	27,067,776
Net Revenues for the twelve months ended December 31, 2008	-	34,967,512	34,967,512
Identifiable assets at September 30, 2009	229	13,879,560	13,879,560
Identifiable assets at December 31, 2008	$98,707	$13,615,345	$13,714,052

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2008 -- CONTINUED

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated subsequent events through January 10, 2009, the date of issuance of the audited consolidated financial statements. During this period we did not have any material recognizable subsequent events.