Form 10-Q
period 2010-02-15
CHINA AMERICA HOLDINGS, INC.
filed 2010-02-16
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

OR

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 000-53874

CHINA AMERICA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	82-0326560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 E. Huhua Road, Huating Economic & Development Area, Jiading District, Shanghai, China 201811
(Address of principal executive offices)	(Zip Code)

 86-21-59974046(Registrant's telephone number, including area code)
Not applicable
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 159,810,792 shares of common stock are issued and outstanding as of February 12, 2010.

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

"Big Tree" refers to Big Tree Toys, Inc., a Florida corporation formerly known as Big Tree Group Corp.,

"Jieyang Big Tree" refers to Jieyang Big Tree Toy Enterprise Co, Ltd., a Chinese limited liability company and wholly-owned subsidiary of Big Tree;

“PRC” or “China” refers to the People’s Republic of China, and

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“three months ended December 31, 2009” — October 1, 2009 through December 31, 2009.
•	“three months ended December 31, 2008” — October 1, 2008 through December 31, 2008.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
“fiscal 2007” — January 1, 2007 through December 31, 2007.

- ii -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety and review the risks described in "Item 1A. - Risk Factors" in our Transition Report Form 10-KT for the nine month period ended September 30, 2009 as filed with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Our web sites are www.chinaamericaholdings.com and www.china-aohong.com. The information which appears on our web sites is not part of this report.

- iii -

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
ASSETS	Unaudited
CURRENT ASSETS:
Cash	$2,326,153	$1,721,231
Accounts receivable, net	2,597,670	2,782,814
Notes receivable	811,791	829,890
Inventory	2,123,835	2,165,567
Tax receivable	-	43,137
Prepaid expense and other current assets	805,327	552,460
Total current assets	8,664,776	8,095,099

LONG-TERM ASSETS:
Restricted cash	994,559	877,501
Property and equipment, net	4,742,686	4,049,285
Land use rights, net	824,467	828,654
Other assets	29,251	29,250
Total other assets	6,590,963	5,784,690

Total assets	$15,255,739	$13,879,789

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$4,120,244	$3,036,290
Notes payable-related party	400,000	400,000
Accounts payable and accrued expenses	573,952	893,391
Advances from customers	357,044	199,905
Taxes payables	647,415	458,570
Due to related parties	575,345	228,467
Total current liabilities	6,674,000	5,216,623

EQUITY:
China America Holdings, Inc. shareholders' equity
Common stock: $.001 par value, 500,000,000 shares authorized; 151,810,792 shares issued and outstanding at December 31, 2009 and September 30, 2009	151,811	151,811
Additional paid-in capital	20,014,547	20,014,547
Statutory reserves	721,020	704,321
Accumulated deficit	(17,847,043)	(17,650,606)
Accumulated other comprehensive income	428,617	428,109
Total China America Holdings, Inc. shareholders' equity	3,468,952	3,648,182
Noncontrolling interest	5,112,787	5,014,984
Total equity	8,581,739	8,663,166

Total liabilities and equity	$15,255,739	$13,879,789

See notes to unaudited consolidated financial statements.

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008

Net revenues	$11,065,692	$7,897,736
Cost of sales	10,109,302	7,672,629
Gross profit	956,390	225,107

Operating expenses:
Selling expenses	480,708	113,517
Consulting and investor relations expense	37,500	-
Consulting expense-related party	146,024	65,812
Compensation and related taxes	59,335	41,362
General and administrative	240,209	132,769
Total operating expenses	963,776	353,460
Total operating loss	(7,386)	(128,353)

Other income (expenses):
Interest income	1,843	2,532
Interest expense	(15,062)	(36,366)
Interest expense-related party	(4,033)	(4,032)
Other income	17,603	-
Loss on disposition of property and equipment	(236)	-
Realized loss on sale of marketable equity securities	-	(280,975)
Foreign currency transaction loss	(435)	(301)
Total other expenses	(320)	(319,142)
Net loss from continuing operations before income taxes	(7,706)	(447,495)

Discontinued operations:
Loss from discontinued operations	-	(93,310)
Total loss from discontinued operations	-	(93,310)
Loss before income taxes	(7,706)	(540,805)
Income taxes (expense) benefit	(74,229)	14,468
Net loss	(81,935)	(526,337)
Less: Net income (loss) attributable to noncontrolling interest	97,803	(64,225)
Net (loss) income attributable to China America Holdings, Inc.	$(179,738)	$(462,112)

Basic and diluted loss per common share:
Net (loss) income from continuing operations	$-	$-
Net (loss) income from discontinued operations	-	-
Net loss per common share	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	151,810,792	135,810,792

Amounts attributable to China America Holdings, Inc.
Loss from continuing operations, net of tax	$-	$(497,252)
Discontinued operations, net of tax	-	(93,310)
Net loss	$-	$(590,562)

See notes to unaudited consolidated financial statements.

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(81,935)	$(526,337)
Less: Loss from discontinued operations	-	(93,310)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	106,603	91,095
Stock-based compansation	146,024	-
Loss on disposition of property and equipment	236	-
Allowance for doubtful accounts	-	3,032
Realized and unrealized loss on marketable equity securities	-	280,975
Changes in assets and liabilities:
Accounts receivable	185,340	727,147
Notes receivable	18,151	(515,227)
Inventory	41,866	815,403
Prepaid expenses and other current assets	(611,254)	937,694
Taxes receivable	43,147	-
Other assets	-	(4,318)
Accounts payable and accrued expenses	(319,535)	42,369
Taxes payable	188,851	(22,992)
Advances from customers	157,154	259,718
Deferred revenue	-	15,489
Net cash (used in) provided by continuing operations	(125,352)	2,197,358
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operations:
Net liabilities from discontinued operations	-	2,291
Loss from discontinued operations	-	(93,310)
Net cash (used in) provided by discontinued operations	-	(91,019)
Net cash (used in) provided by operating activities	(125,352)	2,106,339

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	-	87,793
Purchase of property and equipment	(796,811)	-
Proceeds from property and equipment disposal	927	-
Prepaid expense-Deposit on TianJin construction	358,375	-
Increase in deposit on land use rights	-	(732,752)
Net cash flows used in investing activities	(437,509)	(644,959)

Cash flows from financing activities:
Proceeds from (repayment of) notes payable	1,083,962	(570,419)
Proceeds from (repayment of) related party advances	200,850	(133,875)
(Increase) decrease in restricted cash	(117,027)	345,632
Net cash flows provided by (used in) financing activities	1,167,785	(358,662)

Effect of exchange rate on cash	(2)	34,984
Net increase in cash	604,922	1,137,702
Cash - beginning of year	1,721,231	1,090,753
Cash - end of period	$2,326,153	$2,228,455

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$15,062	$64,549
Income taxes	$212	$3,235

See notes to unaudited consolidated financial statements.

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTH TRANSITON PERIOD ENDED SEPTEMBER 30, 2009 and THREE MONTH PERIOD ENDING DECEMBER 31, 2009

	China America Holdings, Inc. Shareholders
						Accumulated
	Common Stock, $.001 Par Value		Additional			Other
	Number of		Paid-in	Statutory	Accumulated	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Reserves	Deficit	Income	Interest	Income	Equity
Balance, December 31, 2008	135,810,792	$135,811	$19,661,352	$687,717	$(17,180,183)	$415,630	$4,913,442		$8,633,769
Common stock issued for services	16,000,000	16,000	273,000	-	-	-	-	-	289,000
Option expense for Aihua Hu			80,195						80,195
Appropriation of statutory reserves	-	-	-	16,604	(16,604)	-	-	-	-
Comprehensive loss:
Net loss for the period	-	-	-	-	(453,819)	-	91,768	(362,051)	(362,051)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	-	-	-	12,479	9,774	22,253	22,253
Other comprehensive income								22,253	22,253
Comprehensive loss	-	-	-	-	-	-	-	(339,798)	(339,798)
Balance, September 30, 2009	151,810,792	151,811	20,014,547	704,321	(17,650,606)	428,109	5,014,984		8,663,166

Appropriation of statutory reserves (unaudited)	-	-	-	16,699	(16,699)	-	-	-	-
Comprehensive loss:
Net loss for the period (unaudited)	-	-	-		(179,738)		97,803	(81,935)	(81,935)
Other comprehensive income, net of tax:
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	508	-	508	508
Other comprehensive income (unaudited)								508	508
Comprehensive loss (unaudited)	-	-	-	-	-	-	-	$(81,427)	(81,427)
Balance, December 31, 2009 (unaudited)	151,810,792	$151,811	$20,014,547	$721,020	$(17,847,043)	$428,617	$5,112,787		$8,581,739

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Effective June 27, 2007, the Company entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co., Ltd. ("AoHong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, the Company acquired 56.08% of the membership interests of AoHong from that company in exchange for $3,380,000 to be invested in AoHong between September 30, 2007 and July 27, 2009. As part of the transaction, 12,500,000 shares of the Company's common stock valued at $1,187,500 were issued to Mr. Hu. As of December 31, 2009 we owe $1,780,000 to AoHong which has orally agreed to extend the due date for payment of this amount to on or before November 20, 2010.

AoHong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The operations of AoHong are comprised of three basic functions:

•
Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 49.8% and 45.6% of its net revenues were generated from this activity for the three months ended December 31, 2009 and 2008, respectively;

•
Custom mixing of various raw materials in accordance with customer specifications into a new product. AoHong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately 6.2% and 7.0% of its net revenues were generated from this activity during the three months ended December 31, 2009 and 2008, respectively and;

•
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 44% and 47.4% of its net revenues were generated from this activity during the three months ended December 31, 2009 and 2008, respectively.

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

In November 2008, the Company created AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company as a wholly owned subsidiary, (“AoHong Tianjin”), to expand our distribution channels to the Beijing region.  AoHong Tianjin serves as a second production base in northern China.  The consolidated financial statements include the Company and all its subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company account balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the nine month transition period ended September 30, 2009 and notes thereto contained in the Transition Report on Form 10-KT as filed with the SEC. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results for the full year ending September 30, 2010.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

Basis of Presentation

Change in Fiscal Year

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“three months ended December 31, 2009” — October 1, 2009 through December 31, 2009.
•	“ three months of fiscal 2008” — October 1, 2008 through December 31, 2008.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the fiscal 2010 and the 2009 transition period include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At December 31, 2009, the Company had deposits of approximately $2,325,924 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2009.

At December 31, 2009 and September 30, 2009, our bank deposits by geographic area were as follows:

	December 31, 2009		September 30, 2009
United States	$2,325,924	99.99%	$1,721,002	99.99%
China	229	0.01%	229	0.01%
Total cash and cash equivalents	$2,326,153	100.00%	$1,721,231	100.00%

Customer Concentration

Shanghai 3F New Materials Co., Ltd. and Changshu Zhongtian Chemical Trading Co., Ltd. represented 18% and 11% of our net revenues in the three months ended December 31, 2009, while Shanghai 3F New Materials Co., Ltd. and Changshu Zhongtian Chemical Trading Co., Ltd. represented 16% and 14% of net revenues in the three months ended December 31, 2008.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

Notes Receivable

Notes receivable represents trade accounts receivable due from various customers where a Chinese bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $811,791 and $829,890 at December 31, 2009 and September 30, 2009, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts of collection. As of December 31, 2009 and September 30, 2009, the Company has recorded an allowance for doubtful accounts $175,710 and $175,701, respectively, or approximately 6% of gross accounts receivable in both periods.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) deposit on Tianjin’s construction in progress, (iii) other receivables. At December 31, 2009 and September 30, 2009, our consolidated balance sheets include prepaid expenses and other current assets of $805,327 and $552,460, respectively.

	December 31, 2009	September 30, 2009
Prepayments to vendors	$731,646	$112,974
Deposit on TianJin construction	35,086	393,377
Others	38,595	46,109
Total	$805,327	$552,460

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

Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not incur any impairment for the three months ended December 31, 2009 and 2008

Advances from Customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy. At December 31, 2009 and September 30, 2009, our consolidated financial statements include advance from customers of $357,044 and $199,905, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Employee and Non-Employee Stock-Based Compensation

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

Loss per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the unexercised stock options and warrants. For the three months ended December 31, 2009 and 2008, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three month periods ended December 31, 2009 and 2008 as they were anti-dilutive:

	For the three months ended
	December 31, 2009	December 31, 2008
Stock options issued to employees with exercise prices ranging from $0.08 to $0.20	8,650,000	8,900,000
Common Stock Purchase Warrants with exercise prices ranging from $0.10 to $0.55	61,350,113	63,800,113
Total outstanding potentially-dilutive shares	70,000,113	72,700,113

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-10-55 of the FASB Accounting Standards Codification and are included in determining net income or loss.

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2009 was ($2). Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. A summary of the conversion rates for the periods presented is as follows:

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

	December 31, 2009	September 30,2009	December 31, 2008
Year end RMB: U.S. dollar exchange rate	6.8372	6.8376	6.8542
Average year-to-date RMB: U.S. dollar exchange rate	6.8360	6.8425	6.8532

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity. For the Company, comprehensive loss for the three months ended December 31, 2009 and 2008 included net loss, unrealized gain on marketable equity securities and foreign currency translation adjustments.

	For the Three Months Ended
	December 31,
	2009	2008
	Unaudited	Unaudited
Net loss	$(81,935)	$(526,337)
Other comprehensive (loss) income, net of tax
Unrealized gain on marketable equity securities, net of tax	-	157,727
Unrealized foreign currency translation gain, net of tax	508	12,413
Total other comprehensive income, net of tax	508	170,140
Comprehensive (loss) income	(81,427)	(356,197)
Less: Comprehensive income attributable to the noncontrolling interests	97,803	(61,283)

Comprehensive (loss) income attributable to China America holdings, Inc.	$(179,230)	$(294,914)

Recent Accounting Pronouncements

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  We have adopted the Codification which did not have a material impact on our financial statements.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99”   which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,   Classification and Measurement of Redeemable Securities.  The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this update did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,  which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,   Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock   and EITF Topic D-42,   The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4,   Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

NOTE 2 - DISPOSITION

On January 19, 2009, the Company entered into an Asset Purchase Agreement with Pearl Group Advisors, Inc. (“Pearl Group”) for the sale of certain assets related to its Biometrics segment. Pearl Group is wholly owned by Dore S. Perler, a member of the Company’s board of directors and its former Chief Executive Officer. Included in the Asset Purchase Agreement are the following assets of the  Biometrics segment; customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims. The consideration received by the Company in connection with the Asset Purchase Agreement included the assumption of liabilities, if any, by Pearl Group related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 employment agreement entered into between him and the Company. Also, in connection with the termination of the employment agreement, the Company paid Mr. Perler during the first quarter of the 2009 transition period the sum of $75,000. As of January 19, 2009, the Company was no longer be engaged in this business segment and we have discontinued the Biometrics segment. The Company did not incur any costs or take any charges, and does not expect any in the future, related to the sale of the Biometrics segment pursuant to the Asset Purchase Agreement. The following table sets forth for the years indicated selected financial data of the Company's discontinued operations, including the Toy Distribution segment and the Biometrics segment.

The following table sets forth for the three months ended December 31, 2009 and 2008 indicated selected financial data of the Company's discontinued operations the biometrics segment.

	December 31,	December 31,
	2009	2008
Net Revenues	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	-	93,310
Loss from discontinued operations	-	(93,310)
Gain from disposal of discontinued operations	-	-
Total loss from discontinued operations	$-	$(93,310)

NOTE 3 - INVENTORIES

At December 31, 2009 and September 30, 2009, inventories consisted of:

	December 31, 2009	September 30, 2009
Raw materials	$1,895,851	$1,987,680
Finished goods	227,984	177,887
Total	$2,123,835	$2,165,567

NOTE 4 – DUE TO RELATED PARTIES AND SIGNIFICANT HOLDERS

At December 31, 2009 and September 30, 2009, due to related parties, consists of the following:

	December 31, 2009	September 30, 2008
Due to Aihua Hu	$15,615	$10,693
Due to Ying Ye	58,503	58,500
Due to Liang Wenjuan	14,626	14,625
Due to China Direct Industries, Inc.	486,601	144,649
	$575,345	$228,467

Mr. Aihua Hu, CEO of AoHong and a principal shareholder of the Company, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

At December 31, 2009, we reflected $486,601 due to China Direct Industries, Inc. comprised of the followings:

	December 31, 2009	September 30, 2009
Interest payable	$21,742	$17,710
Professional fees	318,835	126,937
Consulting services	146,024	0
	$486,601	$144,647

The interest payable of $21,742 reflects the interest expense for a three month period on a $400,000 promissory note due to China Direct Industries, Inc., a significant shareholder of the Company. See Note 8 – Notes Payable – Related Party.  The professional fees payable represent legal, auditing, public and investor relations fees that have been paid by China Direct Industries, Inc. on behalf of the Company.  We have an oral agreement with China Direct Industries, Inc. to pay them for the amounts it advances on our behalf.  These amounts are payable to China Direct Industries, Inc. on demand and accrue no interest.

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2009 and September 30, 2009, property and equipment consisted of the following:

	Estimated Life	December 31, 2009	September 30, 2009
Buildings	20 years	$1,521,347	$1,515,412
Auto and Truck	5 years	308,668	303,365
Manufacturing Equipment	10 years	2,143,369	2,089,014
Office Equipment	5-7 years	37,162	52,349
Construction in Progress	-	1,396,488	678,385
		5,407,034	4,638,525
Less: Accumulated Depreciation		(664,348)	(589,240)
		$4,742,686	$4,049,285

For the three months ended December 31, 2009 and 2008, depreciation expense amounted to $102,367 and $90,572, respectively.

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

In May 2009, Tianjin Aohong paid Ji City Bureau of Land Resource an aggregate price of RMB 5,137,734 (USD $751,394) for the purchase of the land use rights located in Tianjin province. Under the terms of the land use right acquisition contract, Tianjin Aohong has land use rights with a maturity date of February 22, 2059.

           At December 31, 2009 and September 30, 2009, land use rights are valued at the following:

	Estimated
	Remaining Life	December 31, 2009	September 30, 2009
Land Use Rights - Shanghai AoHong	46 years	$87,768	$87,763
Land Use Rights - Tianjin AoHong	50 years	751,438	751,394
Less Accumulated Amortization		(14,739)	(10,503)
		$824,467	$828,654

         For the three months ended December 31, 2009 and 2008, amortization expense amounted to $4,236 and $523, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2009 and September 30, 2009:

	December 31,	September 30,
	2009	2009
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on February 25, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co. Ltd. amount of $546,350.	$435,851	435,825

Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on January 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $478,705.	381,735	381,713
This note was satisified at maturity.(1)

Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on May 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $425,613.	425,613	-

Notes payable to Country Commercial Bank HuaTing Branch, due on October 9, 2010. Interest only payable quarterly at an annual rate of 5.841%. Secured by the buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai.	365,647	-

Bank acceptances payable, non-interest bearing. Secured by restricted cash of $994,559 and 877,501 at December 31, 2009 and September 30, 2009 payable on demand.	2,486,398	2,193,752

Note payable to individual, due on demand with interest due at 10% per annum and unsecured.	25,000	25,000

Total	4,120,244	3,036,290
Less: current position	(4,120,244)	(3,036,290)
Long-Term portion of notes payable	$-	$-
(1) In January 2010, we repaid this note payable.

NOTE 8 - NOTES PAYABLE – RELATED PARTY

Notes payable – related party is comprised of $400,000 borrowed from China Direct Industries, Inc. for working capital which was initially due on June 30, 2009.  The due date of the note was amended during the second quarter of the 2009 transition period to extend the maturity date to June 30, 2010. In August 2008, we borrowed $400,000 from China Direct Industries, Inc. under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes. As collateral for the note we assigned China Direct Industries, Inc. the 53,654 shares of common stock of China Direct Industries, Inc. we owned which were tendered to us by Mr. Wei Lin as consideration for our sale to him of our 60% interest in Big Tree Toys, Inc. in April 2008. These shares were subsequently released as collateral by China Direct Industries, Inc. and were sold in December 2008 to provide funds for general working capital; therefore, the loan is currently unsecured.

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock

Common Stock Issued For Services

In August 2009 we entered into a consulting and management agreement with China Direct Investments, Inc., a subsidiary of China Direct Industries, Inc. The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011. The agreement may be extended for an additional 12 months upon mutual agreement of the parties. We engage the services of the consultant as our representative in the United States. The provided services include but not limited to general business consulting, management of professional resources, coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals, etc.  Under the term of the agreement, we agreed to issue China Direct Investments, Inc. a total of 64,000,000 shares of our common stock. 8,000,000 shares are payable by the ending of each quarter ending December 31, March 31, June 30, and September 30 starting October 1, 2009 and will be fair valued using the average stock price over the quarter the services were earned. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

As of December 31, 2009, the Company had accrued a consulting fee of $146,024 included in Due to Related Parties.  This amount reflects the fair value of 8,000,000 shares of the Company's common stock payable under the terms of the consulting agreement with China Direct Industries, Inc.
Stock Option Grants

Stock option activity for the three months ended December 31, 2009 is summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at December 30, 2008	7,900,000	$0.08
Granted	1,000,000	0.20
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2009	8,900,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	(250,000)	0.19
Balance at December 31, 2009	8,650,000	$0.09

The following table summarizes the Company's stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.07-0.08	7,250,000	2.54 Years	$0.073	7,250,000	$0.073
0.19-0.20	1,400,000	1.51 Years	0.200	1,400,000	0.200
	8,650,000		$0.094	8,650,000	$0.094

Common Stock Warrants

Stock warrant activity for the three months ended December 31, 2009 is summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at Decemer 31, 2008	800,113	$0.16
Granted	-	-
Exercised	-	-
Forfeited	(2,450,000)	0.50
Balance at September 30, 2009	61,350,113	$0.14
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2009	61,350,113	$0.14

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

The following table summarizes the Company's warrants to purchase its common stock outstanding at December 31, 2009:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.35-0.55	5,668,455	1.30 Years	$0.35	5,668,455	$0.35
0.16-0.20	1,104,250	0.64 Years	0.16	1,104,250	0.16
0.12	52,477,408	2.75 Years	0.12	52,477,408	0.12
0.10	2,100,000	2.25 Years	0.10	2,100,000	0.10
	61,350,113		$0.14	61,350,113	$0.14

NOTE 10 - FOREIGN OPERATIONS

As of December 31, 2009 substantially all of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at December 31, 2009 and September 30, 2009 as well as net revenues for the three months ended December 31, 2009 and 2008 are as follows:

	United	People's Republic
	States	of China	Total
Net Revenues for the three months ended December 31, 2009	$-	11,065,692	11,065,692
Net Revenues for the three months ended December 31, 2008	-	7,897,736	7,897,736
Identifiable assets at December 31, 2009	229	15,255,510	15,255,739
Identifiable assets at September 30, 2009	$229	$13,879,560	$13,879,789

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with Topic 280 of the FASB Accounting Standards Codification on Segment Reporting. In the 2009 transition period we conducted business in one segment: Chemical Distribution, while in fiscal 2008 and fiscal 2007 we reported in three segments; (i) Chemical Distribution, (ii) Biometrics, and (iii) Toy Distribution. Our historical operations were the design, development, manufacture and sale of biometric identification products. In June 2007 we acquired a 56.08% interest in AoHong, creating our Chemical Distribution Segment. In fiscal 2008 we discontinued our Biometrics segment, prior to the discontinuance of this business, revenues from AoHong represented in excess of 99% of our consolidated net revenues for each of fiscal 2007. In January 2009 we sold our historical operations related to the Biometrics segment to our former CEO and AoHong’s operations now represent all of our business and operations. In August 2007, we created a Toy Distribution segment when we acquired a 60% interest in Big Tree. We did not report any revenues from Big Tree during fiscal 2008 or fiscal 2007. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with our financial statements in accordance with generally accepted accounting principles. This segment never commenced operations and we discontinued the segment in April 2008.

NOTE 12 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with the PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the three months ended December 31, 2009, statutory reserve activity is as follows:

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 -- Continued

Aohong
Balance - December 31, 2008	$687,717
Additional to statutory reserves	16,604
Balance - September 30, 2009	$704,321
Additional to statutory reserves	16,699
Balance - December 31, 2009	$721,020

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Under the terms of the June 27, 2007 Membership Interest Purchase Agreement entered into among the Company, AoHong, Aihua Hu and Ying Ye, the Company is required to contribute an aggregate of $3,380,000 of capital to AoHong between September 2007 and June 2009 in addition to the issuance of 12,500,000 shares of its common stock to Aihua Hu. The 12,500,000 shares were previously issued and as of February 13, 2010, $1,780,000 of the cash contribution obligation remains due to AoHong.  AoHong has orally agreed to extend the payment date of this balance to on or before November 2, 2010.  This inter-company commitment is eliminated upon consolidation and thus does not appear on the balance sheet as a liability.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with Topic 855 of the FASB Accounting Standards Codification, we have evaluated subsequent events through February 12, 2010, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Transition Report on Form 10-KT for the nine-month transition period ended September 30, 2009.

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“three months ended December 31, 2009” — October 1, 2009 through December 31, 2009.
•	“three months of fiscal 2008” — October 1, 2008 through December 31, 2008.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

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

All of our operations are conducted in China through our AoHong subsidiary. AoHong sells and distributes assorted chemicals. Our main product group is liquid coolants which are employed primarily as refrigerants in air conditioning systems. AoHong's operations are comprised of three basic functions:

•	Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product.
•	Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution; and
•	Custom mixing of various raw materials in accordance with customer specifications into a new product;

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

Discontinued Operations

Beginning in January 2007 our management began seeking a suitable target for a business combination in an effort to increase our revenues. In June 2007 we acquired a 56.08% interest in AoHong. In August 2007, we created a Toy Distribution segment when we acquired a 60% interest in Big Tree. We did not report any revenues from Big Tree during fiscal 2008. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with our financial statements in accordance with generally accepted accounting principles. This segment never commenced operations and we discontinued the segment in April 2008.  In fiscal 2008 we also discontinued our Biometrics segment, prior to the discontinuance of this business, revenues from AoHong represented in excess of 99% of our consolidated net revenues for the three months ended December 31, 2008. In January 2009 we sold our historical operations related to the Biometrics segment to our former CEO and AoHong’s operations now represent all of our business and operations.

Our Performance

       During the three months ended December 31, 2009 our revenues increased by approximately 40% as compared to the same period in fiscal 2008 due to higher sales volume partially offset with lower selling unit prices, while our total assets increased by approximately 10% as of December 31, 2009 compared to September 30, 2009 and our total liabilities increased by approximately 28%.  In addition, sales of higher margin repackaged liquid coolants increased by $1.9 million and now represents 50% of our net revenues for the three months ended December 31, 2009 as compared to 46% in the same period in fiscal 2008.  These increases in assets and liabilities are primarily due to an approximate $600,000 increase in cash and an approximate $250,000 increase prepaid expenses related to $1.0 million in short-term borrowings. Our gross profit margin percentage also increased to 8.6% for the three months ended December 31, 2009 as compared to 2.9% during the same period of fiscal 2008, and our net revenues increased by approximately 31% from the prior quarter.

Our Outlook

Our increase in net revenues of approximately 31% for the three months ended December 31, 2009 over the same period of fiscal 2008 is indicative of the current economic recovery. Our outlook is to continue our cost savings efforts and increased efficiency in our operations during this volatile economy. Our revenues have historically increased during our peak season, which is from March through July. Due to the seasonality associated with our business, we expect the trend of increasing revenues to continue through the second quarter of fiscal 2010.

RESULTS OF OPERATIONS

The following table provides selected financial data for the three months ended December 31, 2009 and 2008.

	Three months ended December 31,
	2009		2008
	Dollar	Percent	Dollar	Percent
Net Revenues	$11,065,692	100%	$7,897,736	100%
Cost of revenues	10,109,302	91%	7,672,629	97%
Gross profit	956,390	9%	225,107	3%
Operating expenses	963,776	9%	353,460	4%
Operating income (loss)	(7,386)	0%	(128,353)	-2%
Other expenses	320	0%	319,142	4%
Net income (loss)	(81,935)	-1%	(526,337)	-7%
Net income (loss) attributable to China America Holdings, Inc.	(179,738)	-2%	(462,112)	-6%

Net Revenues. Our net revenues increased approximately 31% for the three months ended December 31, 2009 from the comparable period in fiscal 2008.  Our net revenues increased due to increased demand for our products due to the economic recovery as we have witnessed approximately 50% to 135% higher sales volume across most of our product lines.  We expect that this trend of increasing demand will continue into the later part of fiscal 2010.

Our revenues have historically increased during our peak season, which is from March through July as our customers include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants. During the three months ended December 31, 2009 and 2008, revenues derived from manufacturers, including automobile, air conditioners and refrigerator manufacturers was approximately 12% and 8%, respectively.

AoHong generates all of its net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications, and repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution.  During the three months ended December 31, 2009 and 2008, our revenues were generated by the following activities:

	For the Three months ended December 31,
	2009	2008
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product	44%	47%
Sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale	50%	46%
Custom mixing of various raw materials in accordance with customer specifications into a new product	6%	7%
Total	100.0%	100.0%

The Chinese government announced a $586 billion domestic economic stimulus program in November 2008 designed to support domestic economic activity. The two-year program includes spending for housing, infrastructure, agriculture, health care and social welfare. In addition to previously announced tax rebates, the program includes a tax deduction for corporate capital expenditures. While we cannot directly attribute specific sales to the impact of this program, we believe we have seen a benefit to our company as the overall Chinese economy begins to recover partially as a result from this stimulus program. The tax rebates on export sales have indirectly helped us as our customers have been hurt by tariffs and can take advantage of the rebates, which could translate to more business for us.  We expect the rebound in the Chinese economy to continue during the current fiscal year and allow us to regain previous sales levels and allow prices to return to previous levels.

Cost of revenues and gross profit. Cost of sales includes the cost of raw material, and applied manufacturing overhead for repackaging and custom mixing.  For the three months ended December 31, 2009, our cost of goods sold as a percentage of net revenues was approximately 91% compared to approximately 97% during same period in fiscal 2008. Conversely, our gross profit percentage increased to approximately 9% during the current quarter compared to approximately 3% during the same period of fiscal 2008.  This increase in gross profit percentage during the three months ended December 31, 2009 was mainly due to our cost savings efforts and lower raw materials costs, increased efficiencies as a result of the use of new equipment in our manufacturing and storage operations, and the approximate $1.9 million increase in sales of higher margin repackaged liquid coolants which now represent 50% of our net revenues for the three months ended December 31, 2009 as compared to 46% in the same period in fiscal 2008.

        Operating expenses. Our total operating expense increased approximately 173% for the three months ended December 31, 2009 from the comparable period in fiscal 2008 primarily as a result of the following:

•
Selling expenses which consists of shipping and freight and other selling expenses were approximately 4% of net revenues for the current quarter as compared to approximately 1% for the same period of fiscal 2008. The increase in selling expenses as a percentage of sales was attributable to higher shipping costs due to higher unit sales volume accompanied with lower unit sales price, and a 20% increase in travel expenses as our sales force expanded their sales territory outside of Shanghai in response to increased local competition and to satisfy demand in other regions;

•
Consulting and investor relations expense (including related party consulting expense) increased approximately $80,000 primarily attributable to the an increase in consulting fees related to our August 2009 consulting agreement with China Direct Industries, Inc. compared to the same period in fiscal 2008.  In addition, our investor relations expense increased to $37,500 in the three months ended December 31, 2009 compared to $0 in the same period in fiscal 2008.

•
Compensation and related taxes increased by approximately 43% during the current quarter compared to the same period in fiscal 2008. This increase was primarily due to higher commissions paid based on higher sales compared to salaries that were paid based on hourly wages prior to the same quarter of fiscal 2008

•
General and administrative expenses increased approximately 81% during the current quarter compared to the same period in fiscal 2008.  This increase is primarily due to an approximately $84,000 one-time expense for accounting and other professional fees charged by China Direct Industries, Inc. in the current quarter.

As of December 31, 2009, we owed China Direct Industries, Inc. $486,601 which is included in Due to Related Parties.  Of this amount approximately $342,000 was recognized as expense in the current quarter and includes approximately $146,000 of stock-based compensation expense related to the current agreement with China direct Industries, Inc.  The balance of the expense includes amounts paid on our behalf by China Direct Industries, Inc., including approximately $154,500 of professional fees which is included in general and administrative expense and approximately $37,500 of consulting and investor relations expense, as well as approximately $4,000 of interest expense - related party.  As we believe $84,000 of the professional fees is a one-time additional expense, net of this amount we expect operating expenses to remain constant in future periods.

Total other (expenses.) Total other expense decreased for the three months ended December 31, 2009 by $318,882 compared to the same period in fiscal 2008.  The decrease was mainly attributable to the absence of the $280, 975 realized loss on sale of marketable equity securities in the three months ended December 31, 2008 and a decrease in interest expense of $21,301 as a result of lower interest rates on approximately $890,000 of notes payable .

Discontinued operations. Loss from discontinued operations during the three months ended December 31, 2009 decreased by $93,310 compared to the same period of fiscal 2008 due to the absence of the loss incurred as a result of the discontinuation of our Biometric segment in January 2009. We do not expect to incur additional expenses from discontinued operations in the current fiscal 2010.

Income tax expense. Income tax expense during the three months ended December 31, 2009 increased approximately $89,000 compared to the same period of fiscal 2008 due to the absence of an income tax benefit in the same period of fiscal 2008 and an increase in income generated in China.  We did not generate significant revenues in the U.S. in any period presented and incurred corporate expenses and therefore have a net loss carryforward for U.S. income tax purposes.

Net (loss) income. Net loss during the three months ended December 31, 2009 of $81,935 reflects a decrease of $444,402 compared to a net loss during the same period in fiscal 2008 of $526,337.  This translates into a net loss per common share of $0.00 for all periods presented.

Net loss attributable to China America Holdings, Inc. Net loss attributable to China America Holdings increased $282,374 as a result of attributing 43.92% of net income (loss) derived from Aohong in the amounts of $222,685 and ($146,232) for the current quarter and same period in fiscal 2008, respectively, to the noncontrolling interest holders and absorbing 100% of the corporate expenses resulting from the responsibilities of being a public entity.

Unrealized Foreign currency translation gain and Comprehensive loss. The functional currency of our subsidiary operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiary is translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported an unrealized foreign currency translation gain of $508 for the current quarter and $12,413 for the comparable period in fiscal 2008. Additionally, during the three months ended December 31, 2008 we recorded an unrealized gain on marketable equity securities of $157,727 which was not replicated in the current quarter.  These non-cash gains had the effect of reducing our reported comprehensive loss.  During the current quarter total comprehensive loss was $81,427 and comprehensive loss attributable to China America Holdings, Inc. was $179,230 compared to the comparable period in fiscal 2008 with total comprehensive income of $356,197 and comprehensive loss attributable to China America Holdings, Inc. of $294,914.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected comparative financial information from our balance sheets at December 31, 2009 and September 30, 2009.

	December 31, 2009	September 30, 2009	Increase (Decrease)%
Working capital	$1,990,776	$2,878,476	$(887,700)	-30.8%
Cash	2,326,153	1,721,231	604,922	35.1%
Total current assets	8,664,776	8,095,099	569,677	7.0%
Total assets	15,255,739	13,879,789	1,375,950	9.9%
Total current liabilities	6,674,000	5,216,623	1,457,377	27.9%
Total liabilities	$6,674,000	$5,216,623	$1,457,377	27.9%

We maintain cash balances in the United States and China. At December 31, 2009 and September 30, 2009, bank deposits by geographic area, were as follows:

	December 31, 2009		September 30, 2009
United States	$2,325,924	99.99%	$1,721,002	99.99%
China	229	0.01%	229	0.01%
Total cash and cash equivalents	$2,326,153	100.00%	$1,721,231	100.00%

A substantial portion of our cash balance, approximately $2.3 million at December 31, 2009, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at December 31, 2009 has been converted based on the exchange rate as of December 31, 2009.  In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

The following table provides certain comparative information on the changes in our total assets and total liabilities at December 31, 2009 from December 31, 2008:

	December 31, 2009	September 30, 2009	Increase (Decrease)%
Accounts receivable, net	$2,597,670	$2,782,814	$(185,144)	-7%
Notes receivable	811,791	829,890	(18,099)	-2%
Inventories, net	2,123,835	2,165,567	(41,732)	-2%
Prepaid expense and other	805,327	552,460	252,867	46%
Restrictied cash	994,559	877,501	117,058	13%
Property and equipment, net and land use rights	4,742,686	4,049,285	693,401	17%
Other assets	29,251	29,250	1	0%
Notes payable	4,520,244	3,436,290	1,083,954	32%
Accounts payable and accrued expenses	573,952	893,391	(319,439)	-36%
Advances from customers	357,044	199,905	157,139	79%
Taxes payable	647,415	458,570	188,845	41%
Due to related parties	$575,345	$228,467	$346,878	152%

Our working capital decreased $887,700 to $1,990,776 at December 31, 2009 from working capital of $2,878,476 at September 30, 2009. This decrease in working capital is primarily attributable to an increase in notes payable of $1,083,954, a decrease in accounts receivable of $185,144, and a decrease in inventories of $41,732  partially offset by a, increase in cash of $604,922, decrease in accounts payable of $319,439 and increase in prepaid expenses of $252,867.

At December 31, 2009, our accounts receivable were $2,597,670 which is net of an allowance for doubtful accounts of $175,710.  We believe that our collection remains strong and that our reserve for bad debts reflects the risk of nonpayment by our customers.  Our days sales outstanding decreased to 22 days during the current quarter compared to 48 days for the comparable quarter in fiscal 2008 due to better collection efforts.

At each of December 31, 2009 and September 30, 2009 notes receivable represented amounts due from customers for the purchase of finished goods. These obligations are similar to accounts receivable.  The balance at December 31, 2009 represents amounts which become due between January 2010 and December 2010. Based upon historical experience with these customers, AoHong anticipates that the balance of these notes receivable will be paid in accordance with each of their respective terms.

At December 31, 2009, inventories decreased 2% from September 30, 2009; this decrease is primarily attributable to gradual release of inventory after a build-up of inventory during the summer months to satisfy higher demand of coolants in the summer with inventory levels decreasing during the winter months.

At December 31, 2009, prepaid expenses and other current assets increased approximately 46% from September 30, 2009.  These amounts consist primarily of deposits made on construction in progress of our Tianjin facility, prepayments to vendors for ordered goods that have not been shipped, and other prepaid expenses such as insurance and deposits for marketing and sales meeting facilities.  The increase is primarily attributable to an approximately $619,000 increase in prepayments to vendors for future delivery of inventory in anticipation of an increase in seasonal demand partially offset by an approximately $358,000 decrease in deposits on construction of manufacturing facilities in Tianjin City.

Notes payable at December 31, 2009 was approximately 32% higher than notes payable at September 30, 2009.  Included in notes payable at December 31, 2009 was:

•
$2,486,398 due by AoHong to banks for bank acceptance notes which are similar to factored receivables in that AoHong assigned the receivable from its customer to a bank and received cash in an amount equal to the full amount of the receivable.  Associated to these notes are restricted cash of $994,559 which remains on deposit at the bank to secure the advance, the bank acceptance payable is satisfied by AoHong at the time its customer pays the receivable, if the customer does not pay the receivable, AoHong is still liable for the payable to the bank;

•
$1,243,199 due to Industrial and Commercial Bank of China with maturities on January 20, 2010 and February 25, 2010 with interest rates at 5.103% the proceeds from these loans were used for inventory purchases and will be repaid with the receivables related to the sale of inventory. As of the date of this filing, the note due on January 20, 2010 has been satisfied in full.

•
$365,647 due to Country Commercial Bank with maturities on October 9, 2010 with interest rates at 5.841% the proceeds from these loans were used for inventory purchases and will be repaid upon collection of the receivables related to the sale of inventory.

•
$25,000 attributable to our Biometrics segment and represents the remaining principal amount due under notes issued by us in a 2003 private placement, this amount is due on demand with an interest rate of 10% per annum, and

•	$400,000 due to China Direct Industries, Inc. on June 30, 2010 with an interest rate of 4% per annum.

At December 31, 2009, accounts payable and accrued expenses decreased 36% from September 30, 2009. This decrease is primarily due to timing differences of payments made against payables and new orders placed during the ordinary course of business.

At December 31, 2009, advances from customers increased 79% from September 30, 2009. Advances from customers represent deposits on orders we require before we shipped goods to our customers, this increase is mainly due to an increase in orders during the three months ended December 31, 2009.

At December 31, 2009, taxes payable increased 41% from September 30, 2009.  This increase is primarily due to the larger provision for income tax during the current period due to higher net income in AoHong.

        Due to related parties at December 31, 2009 represents amounts loaned to AoHong by China Direct Industries, Inc. and Mr. Aihua Hu, Chief Executive Officer of AoHong and a member of our Board of Directors, and members of his family for working capital purposes. Approximately $319,000 in professional fees representing legal, auditing, public and investor relations fees have been paid by China Direct Industries, Inc. on behalf of the Company.  Of this amount approximately $192,000 relate to the current quarter and approximately $127,000 have been previously expensed in prior periods.  We have an oral agreement with China Direct Industries, Inc., these amounts are payable to China Direct Industries, Inc. on demand and accrue no interest.  Similar to other loans from Mr. Hu which also do not bear any interest and are due on demand.

Historically, we have financed our growth and cash requirements through equity investments and debt and equity financing.  We do not currently have any material commitments for capital expenditures other than that which will be necessary to complete the new manufacturing facility in Tianjin City.  We plan to continue construction of a manufacturing distribution facility for AoHong Tianjin and complete the project during fiscal 2010 dependent upon obtaining sufficient funding. The cost of the project is estimated at approximately $2.9 million and we anticipate will be funded by current operations and bank loans.  While we do not anticipate problems obtaining financing for this project, given the recent changes to lending standards in China, we are uncertain as to our ability to secure necessary financing.  An inability to secure financing would delay the completion of this facility.

       As described elsewhere herein, we have approximately $2.2 million of short term obligations which become due within the next 12 months.  Under the terms of the June 27, 2007 Membership Interest Purchase Agreement entered into among the Company, AoHong, Aihua Hu and Ying Ye, the Company is required to contribute an aggregate of $3,380,000 of capital to AoHong between September 2007 and June 2009 in addition to the issuance of 12,500,000 shares of its common stock to Aihua Hu. The 12,500,000 shares were previously issued and as of February 13, 2010, $1,780,000 of the cash contribution obligation remains due to AoHong.  AoHong has orally agreed to extend the payment date of this balance to on or before November 2, 2010.

In addition, we owe China Direct Industries, Inc. $400,000 due under a promissory note which is due on June 30, 2010.  Consequently, we will be required to raise substantial additional capital to meet these obligations. We do not have any commitments to provide this additional capital and we cannot assure you that funds are available to us upon terms acceptable to us, if at all.Currently, our cash is not sufficient to fund our operations or for all of our capital needs and we will need to raise additional capital to satisfy these obligations. Given the current uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all. There are also no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all. If we are unable to satisfy our contractual commitments to AoHong, our operations in future periods could be adversely impacted and we could lose all of our investment in AoHong. In addition, if we are unable repay the note due to China Direct Industries, Inc., it could declare a default and would be entitled to pursue collection of the obligation. If we are unable to obtain the financing necessary to pay the obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Cash Flow Activities

For the three months ended December 31, 2009, net cash used by operating activities from continued operations amounted to $125,352. We used cash to fund our net loss from continued operations of $81,935 as well as for a decrease in accounts payable and accrued expenses $319,535. These uses of cash were partially offset by net non-cash adjustments to net loss of $252,863, decreases in accounts receivable of $185,340, an increase in taxes payable of $188,851 and an increase in advances from customers of $157,154.

For the three months ended December 31, 2008, net cash provided in operating activities from continued operations amounted to $2,197,358.  We used cash to fund our net loss of $526,337 as well as for an increase in notes receivable of $515,227.  Cash used was offset by cash provided by a decrease in prepaid expenses of $937,694, a decrease in inventory of $815,403, and a decrease in accounts receivable of $727,147, as net non-cash adjustments of $375,102.

For the three months ended December 31, 2009, net cash used in investing activities was $437,509 and was attributable to the purchase of property and equipment of $796,811, which included the acquisition of manufacturing equipment for our Shanghai facility, this amount was partially offset by the decrease in prepaid construction for the Tianjin facility of $358,375 which was reclassified to fixed assets upon delivery of the equipment.

For the three months ended December 31, 2008, net cash used in investing activities was $644,959 and was attributable to the deposit on land use rights of $732,752, offset by proceeds from the sale of marketable equity securities of $87,793.

For the three months ended December 31, 2009, net cash provided by financing activities was $1,167,785. We received net proceeds of $1,083,962 from notes payable and $200,850 from related party advances, which were offset by an increase in restricted cash of $117,027.

For the three months ended December 31, 2008, net cash used by financing activities was $358,662. We paid off $570,419 in notes payable and repaid $133,875 to related party for prior advances, which were partially offset by a decrease in restricted cash of $345,632.

As a result of the above, net cash increased by $604,922 during the three months ended December 31, 2009 as compared to a net cash increase of $1,137,702 during the comparable period of fiscal 2008.

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

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  We have adopted the Codification and this did not have a material impact on our financial statements.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99”   which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,   Classification and Measurement of Redeemable Securities.  The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

        The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

        In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,  which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,   Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock   and EITF Topic D-42,   The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

         In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4,   Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The adoption of this update has not had a material impact on our consolidated financial position, results of operations or cash flows.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our Transition Report on Form 10-KT for the nine month period ended December 31, 2009.  There has been no material change in our risk factors from those previously discussed in the Transition Report on Form 10-KT.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       On January 22, 2010, we issued 8,000,000 shares of our common stock valued at $146,024 to China Direct Industries, Inc. as additional consideration under the terms of the consulting and management agreement entered into in August 2009. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.
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

             CHINA AMERICA HOLDINGS, INC.

Date: February 12, 2010	By: /s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer