Form 10-Q
period 2010-03-31
CHINA AMERICA HOLDINGS, INC.
filed 2010-05-24
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

 86-21-59974046
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date,  168,710,792 shares of common stock are issued and outstanding as of May 14, 2010.

- i -

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

“China America” “we,” “us,” “ours,” and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and our subsidiaries;

“China Chemical” refers to China Chemical Group, Inc., a Florida corporation and a wholly owned subsidiary of China America;

“AoHong” refers to Shanghai AoHong Industry Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong’s wholly owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, (“Binghong”), and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company, (“Wuling”),  AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company (“AoHong Tianjin”); and Shanghai Jinqian Chemical Co. Ltd. a Chinese limited liability company (“Jinqian”);

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

"Big Tree" refers to Big Tree Toys, Inc., a Florida corporation formerly known as Big Tree Group Corp.,

"Jieyang Big Tree" refers to Jieyang Big Tree Toy Enterprise Co, Ltd., a Chinese limited liability company and wholly-owned subsidiary of Big Tree;

“PRC” or “China” refers to the People’s Republic of China, and

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“three months ended March 31, 2010” — January 1, 2010 through March 31, 2010.
•	“three months ended March 31, 2009” — January 1, 2009 through March 31, 2009
•	“six months ended March 31, 2010” — October 1, 2009 through March 31, 2010.
•	“six months ended March 31, 2009” — October 1, 2008 through March 31, 2009.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.
•	“fiscal 2007” — January 1, 2007 through December 31, 2007.

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

- iii -

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
ASSETS	Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$969,419	$1,721,231
Accounts receivable, net	2,673,153	2,782,814
Notes receivable	588,007	829,890
Inventory	2,455,472	2,165,567
Tax receivable	251,446	43,137
Prepaid expense and other current assets	2,326,844	552,460
Total current assets	9,264,341	8,095,099

LONG-TERM ASSETS:
Restricted cash	1,287,284	877,501
Property and equipment, net	4,760,942	4,049,285
Land use right, net	820,363	828,654
Other assets	29,256	29,250
Total other assets	6,897,845	5,784,690

Total assets	$16,162,186	$13,879,789

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$4,033,133	$3,036,290
Notes payable-related party	410,000	400,000
Accounts payable and accrued expenses	753,252	893,391
Advances from customers	767,204	199,905
Taxes payables	492,375	458,570
Due to related parties	554,619	228,467
Total current liabilities	7,010,583	5,216,623

EQUITY:
China America Holdings, Inc. shareholders' equity
Common stock: $.001 par value, 500,000,000 shares authorized; 159,810,792 and 151,810,792 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	159,811	151,811
Additional paid-in capital	20,152,571	20,014,547
Statutory reserves	756,166	704,321
Accumulated deficit	(17,708,473)	(17,650,606)
Accumulated other comprehensive income	430,151	428,109
Total China America Holdings, Inc. shareholders' equity	3,790,226	3,648,182
Noncontrolling interest	5,361,377	5,014,984
Total equity	9,151,603	8,663,166

Total liabilities and equity	$16,162,186	$13,879,789

See notes to unaudited consolidated financial statements.

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net revenues	$8,555,365	$6,229,192	$19,813,954	$14,126,928
Cost of sales	7,989,220	5,742,090	17,653,475	13,414,719
Gross profit	566,145	487,102	2,160,479	712,209

Operating expenses:
Selling expenses	239,529	221,350	909,879	334,867
Consulting and investor relations expense	166,636	-	204,136	-
Consulting expense-related party	93,000	100,000	239,024	165,812
Compensation and related taxes	74,143	53,090	133,478	94,452
General and administrative	181,741	122,032	460,559	254,801
Total operating expenses	755,049	496,472	1,947,076	849,932
Total operating income (loss)	(188,904)	(9,370)	213,403	(137,723)

Other income (expenses):
Interest income	2,810	1,197	4,726	3,729
Interest expense	(17,713)	(22,290)	(32,775)	(58,656)
Interest expense-related party	(3,991)	-	(8,024)	(4,032)
Other income	19,888	-	21,148	-
Gain on acquisition	-	-	200,978	-
Loss on disposition of property and equipment	-	(61,958)	(236)	(61,958)
Realized loss on sale of marketable equity securities	-	-	-	(280,975)
Foreign currency transaction loss	(364)	(3,480)	(799)	(3,781)
Total other income (expenses)	630	(86,531)	185,018	(405,673)
Net income (loss) from continuing operations before income taxes	(188,274)	(95,901)	398,421	(543,396)

Discontinued operations:
Loss from discontinued operations	-	(81,250)	-	(174,560)
Total loss from discontinued operations	-	(81,250)	-	(174,560)
Income (loss) before income taxes	(188,274)	(177,151)	398,421	(717,956)
Income taxes (expense) benefit	(33,861)	(26,800)	(58,050)	(12,332)
Net income (loss)	(222,135)	(203,951)	340,371	(730,288)
Net income (loss) attributable to noncontrolling interest	(34,448)	3,305	346,393	(60,920)
Net (loss) income attributable to China America Holdings, Inc.	$(187,687)	$(207,256)	$(6,022)	$(669,368)

Basic and diluted loss per common share:
Net (loss) income from continuing operations	$0.00	$0.00	$0.00	$0.00
Net (loss) income from discontinued operations	0.00	0.00	0.00	0.00
Net loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	157,855,236	135,810,792	154,799,803	135,810,792

Amounts attributable to China America Holdings, Inc.
Income (loss) from continuing operations, net of tax	$(187,687)	$(126,006)	$(6,022)	$(494,808)
Loss from discontinued operations, net of tax	-	(81,250)	-	(174,560)
Net (loss) income	(187,687)	(207,256)	$(6,022)	$(669,368)

See notes to unaudited consolidated financial statements.

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$340,371	$(730,288)
Less: Loss from discontinued operations	-	(174,560)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	217,545	187,777
Stock-based compansation	270,024	-
Gain on acquisition	(200,978)	-
Loss on disposition of property and equipment	236	61,958
Allowance for doubtful accounts	-	3,032
Realized and unrealized loss on marketable equity securities	-	280,975
Changes in assets and liabilities:
Accounts receivable	110,274	261,636
Notes receivable	242,068	(48,071)
Inventory	(283,980)	497,635
Prepaid expenses and other current assets	(1,723,521)	848,036
Taxes receivable	(180,479)	-
Other assets	-	(2,276)
Accounts payable and accrued expenses	(314,912)	968,670
Taxes payable	33,704	(97,768)
Advances from customers	567,260	306,696
Deferred revenue	-	15,489
Net cash (used in) provided by continuing operations	(922,388)	2,728,061
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operations:
Net liabilities from discontinued operations	-	2,291
Loss from discontinued operations	-	(174,560)
Net cash (used in) provided by discontinued operations	-	(172,269)
Net cash (used in) provided by operating activities	(922,388)	2,555,792

Cash flows from investing activities:
Cash acquired from acquisition	42,308	-
Proceeds from sale of marketable equity securities	-	35,068
Purchase of property and equipment	(919,716)	-
Proceeds from property and equipment disposal	927	-
Prepaid expense-Deposit on TianJin construction	216,939	-
Increase in deposit on land use rights	-	(748,104)
Net cash flows used in investing activities	(659,542)	(713,036)

Cash flows from financing activities:
Proceeds from (repayment of) notes payable	996,192	(890,286)
Proceeds from (repayment of) related party advances	243,134	(164,119)
Increase in restricted cash	(409,594)	(180,177)
Net cash flows provided by (used in) financing activities	829,732	(1,234,582)

Effect of exchange rate on cash	386	37,608
Net (decrease) increase in cash	(751,812)	645,782
Cash - beginning of year	1,721,231	1,090,753
Cash - end of period	$969,419	$1,736,535

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,775	$54,711
Cash paid for income taxes	$29,300	$465

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition details:
Fair value of assets acquired	$316,748	$-
Liabilities assumed	$42,630	$-
 See notes to unaudited consolidated financial statements.

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE PERIOD ENDED MARCH 31, 2010 and DECEMBER 31, 2008

	China America Holdings, Inc. Shareholders
	Common Stock, $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Comprehensive Income	Total Equity

Balance, December 31, 2008	135,810,792	$135,811	$19,661,352	$687,717	$(17,180,183)	$415,630	$4,913,442		$8,633,769

Common stock issued for services	16,000,000	16,000	273,000	-	-	-	-	-	289,000
Option expense for Aihua Hu			80,195						80,195
Comprehensive loss:
Appropriation of statutory reserves	-	-	-	16,604	(16,604)	-	-	-	-
Net loss for the period	-	-	-	-	(453,819)	-	91,768	(362,051)	(362,051)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	-	-	-	12,479	9,774	22,253	22,253
Other comprehensive income								22,253	22,253
Comprehensive loss	-	-	-	-	-	-	-	(339,798)	(339,798)
Balance, September 30, 2009	151,810,792	151,811	20,014,547	704,321	(17,650,606)	428,109	5,014,984		8,663,166

Common stock issued for services	8,000,000	8,000	138,024	-	-	-	-	-	146,024
Comprehensive income (loss):
Appropriation of statutory reserves	-	-	-	51,845	(51,845)	-	-	-	-
Net (loss) income for the period	-	-	-		(6,022)		346,393	340,371	340,371
Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	-	-	-	2,042	-	2,042	2,042
Other comprehensive income								2,042	2,042
Comprehensive income (loss)	-	-	-	-	-	-	-	$342,413	342,413
Balance, March 31, 2010 (unaudited)	159,810,792	$159,811	$20,152,571	$756,166	$(17,708,473)	$430,151	$5,361,377		$9,151,603

See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China America Holding, Inc. (“we,” “us,” or “ours,”) is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, our core business was the design, development, manufacture and selling of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity. We had also licensed certain patented technology designed to detect chemical vapors and unexploded ordnance including bombs, grenades, shells, rockets, and other explosive devices.

Effective June 27, 2007, we entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co., Ltd. ("AoHong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.08% of the membership interests of AoHong from that company in exchange for $3,380,000 to be invested in AoHong between September 30, 2007 and July 27, 2009. As part of the transaction, 12,500,000 shares of our common stock valued at $1,187,500 were issued to Mr. Hu. As of December 31, 2009 we owe $1,780,000 to AoHong which has orally agreed to extend the due date for payment of this amount to on or before November 20, 2010.

AoHong sells and distributes assorted liquid coolants which are utilized in a variety of applications, primarily as refrigerants in air conditioning systems for automobiles, residential and commercial air conditioning systems, refrigerators, fire extinguishing agents and assorted aerosol sprays.

The operations of AoHong are comprised of three basic functions:


Repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution. Approximately 45.6% and 50.3% of its net revenues were generated from this activity for the six months ended March 31, 2010 and 2009, respectively;


Custom mixing of various raw materials in accordance with customer specifications into a new product. AoHong employs two engineers who work with customers to derive proper mixture of chemicals. Approximately16.9% and 7.0% of its net revenues were generated from this activity during the six months ended March 31, 2010 and 2009, respectively and;


Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product. Approximately 37.5% and 42.7% of its net revenues were generated from this activity during the six months ended March 31, 2010 and 2009, respectively.

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

In November 2008, we created AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company as a wholly owned subsidiary, (“AoHong Tianjin”), to expand our distribution channels to the Beijing region.  AoHong Tianjin serves as a second production base in northern China.

On September 30, 2009, we entered into a membership interest exchange agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole members of Shanghai Jinqian Chemical Co., Ltd. a company established under the laws of the PRC (“Jinqian”) to acquire 100% of the outstanding ownership interest for cash of $73,140, the amount of its original registered capital.  Jinqian provides inspection services for specialty gas cylinders.

The consolidated financial statements include our operations and all of our subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company account balances and transactions have been eliminated.

Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the nine month transition period ended September 30, 2009 and notes thereto contained in the Transition Report on Form 10-KT as filed with the SEC. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results for the full year ending September 30, 2010.  Our unaudited consolidated statements include our the accounts and our controlled entities, including wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.  The financial statements have been reclassified to reflect the impact of discontinued operations.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

Change in Fiscal Year

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

• “three months ended March 31, 2010” or "second quarter of fiscal 2010" — January 1, 2010 through March 31, 2010.
• “three months ended March 31, 2009” — January 1, 2009 through March 31, 2009.
• “six months ended March 31, 2010” — October 1, 2009 through March 31, 2010.
• “six months ended March 31, 2009” — October 1, 2008 through March 31, 2009.
• “2009 transition period” — January 1, 2009 through September 30, 2009.
• “fiscal 2010” — October 1, 2009 through September 30, 2010.
• “fiscal 2008” — January 1, 2008 through December 31, 2008.
• “fiscal 2007” — January 1, 2007 through December 31, 2007.

Restatement of Previously Filed Interim Financial Statements

On May 17, 2010 our Board of Directors of China America Holdings, Inc. determined that our previously issued financial statements for the three months ended December 31, 2009 as included in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 16, 2010 could no longer be relied upon.

        Through internal review we discovered an error in our historical financial statements, we did not properly consolidate an entity we acquired during the first three months ended December 31, 2009 which would require a restatement to correct the identified error.  This restatement will include our acquisition of Shanghai Jinqian Chemical Co., Ltd., a company established under the laws of the PRC ("Jinqian"), and its financial results, as part of our consolidated financial statements begining October 1, 2009, as well as to account for our gain upon our acquisition of Jinqian.  The six months ended March 31, 2010 included in this report has properly included Jinqian as a consolidated entity and we will file an amended 10-Q for our first quarter of fiscal 2010 ended December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for fiscal 2010 and the 2009 transition period include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, and the useful lives of property and equipment and other long-term assets.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. At March 31, 2010, we had deposits of approximately $965,092 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2010.

At March 31, 2010 and September 30, 2009, our bank deposits by geographic area were as follows:

	March 31, 2010		September 30, 2009
China	$965,092	99.55%	$1,721,002	99.99%
United States	4,327	0.45%	229	0.01%
Total cash and cash equivalents	$969,419	100.00%	$1,721,231	100.00%

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

Customer Concentration

Shanghai 3F New Materials Co., Ltd. and Hangzhou Fuming Refrigeration Co., Ltd. represented 22% and 10.6% of our net revenues in the six months ended March 31, 2010, while Shanghai 3F New Materials Co., Ltd. and Hangzhou Fuming Refrigeration Co., Ltd.  represented 15% and 13% of net revenues in the six months ended March 31, 2009.

Notes Receivable

Notes receivable represents trade accounts receivable due from various customers where a Chinese bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, we hav experienced no losses on notes receivable. Our notes receivable totaled $588,007 and $829,890 at March 31, 2010 and September 30, 2009, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We  review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, customer's payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts of collection. As of March 31, 2010 and September 30, 2009, we have recorded an allowance for doubtful accounts $175,739 and $175,701, respectively, or approximately 6% of gross accounts receivable in both periods.

Inventory

Inventory is stated at the lower of average cost, or market; and consists of raw materials and finished goods. We write down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) deposit on Tianjin’s construction in progress, (iii) other receivables. At March 31, 2010 and September 30, 2009, our consolidated balance sheets include prepaid expenses and other current assets of $2,326,844 and $552,460, respectively.

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

Impairment of Long-Lived Assets

We hav adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. We did not incur any impairment for the three months ended December 31, 2009 and 2008

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

Advances from Customers

Advances from customers represent prepayments to us for merchandise that had not yet been shipped. We will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy. At March 31, 2010 and September 30, 2009, our consolidated financial statements include advance from customers of $767,204 and $199,905, respectively.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Employee and Non-Employee Stock-Based Compensation

We account for stock based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Revenue Recognition

We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. We recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

•	We generate revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.
•
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

•	Revenue from the performance of services is recognized upon completion of the service.

Loss per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the unexercised stock options and warrants. For the three and six months ended March 31, 2010 and 2009, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three and six month periods ended March 31, 2010 and 2009 as these financial instruments were out-of-the-money and would be anti-dilutive using the treasury stock method:

	For the three and six months ended
	March 31, 2010	March 31, 2009
Stock options issued to employees with exercise prices ranging from $0.08 to $0.20	8,650,000	8,900,000
Common Stock Purchase Warrants with exercise prices ranging from $0.10 to $0.55	61,350,113	63,800,113
Total outstanding potentially-dilutive shares	70,000,113	72,700,113

Income Taxes

We account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-10-55 of the FASB Accounting Standards Codification and are included in determining net income or loss.

Our reporting currency is the U.S. dollar. The functional currency of our Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2010 was $386. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. A summary of the conversion rates for the periods presented is as follows:

	March 31, 2010	September 30, 2009	December 31, 2008
Year end RMB: U.S. dollar exchange rate	6.8361	6.8376	6.8542
Average year-to-date RMB: U.S. dollar exchange rate	6.83603	6.8425	6.9623

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

Comprehensive Income

        Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity. Our comprehensive loss for the three and six months ended March 31, 2010 and 2009 included net loss, unrealized gain on marketable equity securities and foreign currency translation adjustments.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$(222,135)	$(203,951)	$340,371	$(730,288)
Other comprehensive (loss) income, net of tax
Unrealized gain on marketable equity securities, net of tax	-	-	-	157,727
Unrealized foreign currency translation gain, net of tax	1,579	5,266	2,042	17,679
Total other comprehensive income, net of tax	1,579	5,266	2,042	175,406
Comprehensive (loss) income	(220,556)	(198,685)	342,413	(554,882)
Comprehensive income (loss) attributable to the noncontrolling interests	(34,448)	3,305	346,393	(60,920)
Comprehensive (loss) income attributable to China America holdings, Inc.	$(186,108)	$(201,990)	$(3,980)	$(493,962)

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 2 – ACQUISITION

Jinqian

On September 30, 2009, we entered into a share purchase agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole owners of Jinqian, to acquire 100% of the outstanding shares of Jinqian for 500,000 RMB (U.S. $73,140), the equivalent of Jinqian’s registered capital.  As of October 1, 2009 Jinqian’s net book value was $274,118 and its identifiable assets were the same as that of their respective fair market values.  As a result of this share purchase agreement, we recognized a gain in the quarter ended December 31, 2009 on this bargain purchase equal to the difference between the $274,118 fair market value of the net assets and the $73,140 price we agreed to pay to acquire Jinqian. The Company considered the guidance under Accounting Standards Codification (ASC) Topic 805 regarding Business Combinations accounting for this transaction. The six months ended March 31, 2010 included in this report has properly included Jinqian as a consolidated entity and we will file an amended 10-Q for our first quarter of fiscal 2010 ended December 31, 2009.

On May 17, 2010 our Board of Directors determined that our previously issued financial statements for the three months ended December 31, 2009 as included in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 16, 2010 could no longer be relied upon.  Through internal review we discovered an error in our historical financial statements where we did not properly consolidate Jinqian which would require a restatement to correct the identified error.  This restatement will include our acquisition of Jinqian, and its financial results, as part of our consolidated financial statements begining October 1, 2009, as well as to account for our gain upon our acquisition of Jinqian.  The six months ended March 31, 2010 included in this report has properly included Jinqian as a consolidated entity.

The following is a breakdown of the acquired nets assets and purchase price, including a $200,978 gain from bargain purchase price on the acquisition of Jinqian:

Purchase price	$73,140

Net Assets Acquired:
Total Assets	316,748
Minus: Liabilities	(42,630)
Total Net Assets Acquired	274,118
*100% ownership
Net Assets Acquired:	274,118

Net assets acquired in excess of purcharse price
Gain on acquisition	$200,978

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Jinqian had occurred as of the following periods:

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Six Months Ended March 31, 2009
	China America Holdings, Inc.	Jianqian Chemical	China America Holdings, Inc. Pro-forma

Net revenues	$14,126,928	$713,022	$14,839,950
Cost of sales	13,414,719	686,198	14,100,917
Gross profit	712,209	26,824	739,033

Operating expenses:
Selling expenses	334,867	307	335,174
Consulting expense-related party	165,812	-	165,812
Compensation and related taxes	94,452	-	94,452
General and administrative	254,801	25,273	280,074
Total operating expenses	849,932	25,580	875,512
Total operating income (loss)	(137,723)	1,244	(136,479)

Other income (expenses):
Interest income	3,729	-	3,729
Interest expense	(58,656)	-	(58,656)
Interest expense-related party	(4,032)	-	(4,032)
Loss on disposition of property and equipment	(61,958)	-	(61,958)
Realized loss on sale of marketable equity securities	(280,975)	-	(280,975)
Foreign currency transaction loss	(3,781)	-	(3,781)
Total other expenses	(405,673)	-	(405,673)
Net income (loss) from continuing operations before income taxes	(543,396)	1,244	(542,152)

Discontinued operations:
Loss from discontinued operations	(174,560)	-	(174,560)
Total loss from discontinued operations	(174,560)	-	(174,560)
Income (loss) before income taxes	(717,956)	1,244	(716,712)
Income taxes (expense) benefit	(12,332)	(23)	(12,355)
Net income (loss)	(730,288)	1,221	(729,067)
Less: Net income (loss) attributable to noncontrolling interest	60,920	-	60,920
Net income (loss) attributable to China America Holdings, Inc.	$(669,368)	$1,221	$(668,147)

Basic and diluted loss per common share:
Net (loss) income from continuing operations	$-		$-
Net (loss) income from discontinued operations	-		-
Net loss per common share	$-		$-

Weighted average number of shares outstanding:
Basic and diluted	135,810,792		135,810,792

Amounts attributable to China America Holdings, Inc.
Income (loss) from continuing operations, net of tax	$(494,808)	$1,221	$(493,587)
Loss from discontinued operations, net of tax	(174,560)	-	(174,560)
Net income (loss)	$(669,368)	$1,221	$(668,147)

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31, 2009
	China America Holdings, Inc.	Jianqian Chemical	China America Holdings, Inc. Pro-forma
Net revenues	$6,229,192	$135,272	$6,364,464
Cost of sales	5,742,090	121,619	5,863,709
Gross profit	487,102	13,653	500,755

Operating expenses:
Selling expenses	221,350	-	221,350
Consulting expense-related party	100,000	-	100,000
Compensation and related taxes	53,090	-	53,090
General and administrative	122,032	13,614	135,646
Total operating expenses	496,472	13,614	510,086
Total operating income (loss)	(9,370)	39	(9,331)

Other income (expenses):
Interest income	1,197	-	1,197
Interest expense	(22,290)	-	(22,290)
Loss on disposition of property and equipment	(61,958)	-	(61,958)
Foreign currency transaction loss	(3,480)	-	(3,480)
Total other expenses	(86,531)	-	(86,531)
Net income (loss) from continuing operations before income taxes	(95,901)	39	(95,862)

Discontinued operations:
Loss from discontinued operations	(81,250)	-	(81,250)
Total loss from discontinued operations	(81,250)	-	(81,250)
Income (loss) before income taxes	(177,151)	39	(177,112)
Income taxes (expense) benefit	(26,800)	-	(26,800)
Net income (loss)	(203,951)	39	(203,912)
Less: Net income (loss) attributable to noncontrolling interest	3,305	-	3,305
Net income (loss) attributable to China America Holdings, Inc.	$(207,256)	$39	$(207,217)

Basic and diluted loss per common share:
Net (loss) income from continuing operations	$-		$-
Net (loss) income from discontinued operations	-		-
Net loss per common share	$-		$-

Weighted average number of shares outstanding:
Basic and diluted	135,810,792		135,810,792

Amounts attributable to China America Holdings, Inc.
Income (loss) from continuing operations, net of tax	(126,006)	$39	$(125,967)
Loss from discontinued operations, net of tax	(81,250)	-	(81,250)
Net income (loss)	(207,256)	$39	$(207,217)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

NOTE 3 - DISPOSITION

On January 19, 2009, we entered into an Asset Purchase Agreement with Pearl Group Advisors, Inc. (“Pearl Group”) for the sale of certain assets related to its Biometrics segment. Pearl Group is wholly owned by Dore S. Perler, a member of our board of directors and its former Chief Executive Officer. Included in the Asset Purchase Agreement are the following assets of the  Biometrics segment; customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims. The consideration we received in connection with the Asset Purchase Agreement included the assumption of liabilities, if any, by Pearl Group related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 employment agreement with us. Also, in connection with the termination of the employment agreement, we paid Mr. Perler during the first quarter of the 2009 transition period the sum of $75,000. As of January 19, 2009, we were no longer engaged in this business segment which was discontinued. We did not incur any costs or take any charges, and do not expect any in the future, related to the sale of the Biometrics segment pursuant to the Asset Purchase Agreement. The following table sets forth for the years indicated selected financial data of our discontinued operations, including the Toy Distribution segment and the Biometrics segment.

The following table sets forth for the three and six months ended March 31, 2010 and 2009 indicated selected financial data of our Biometrics segment discontinued operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross profit	-	-	-	-
Operating and other non-operating expenses	-	81,250	-	174,560
Loss from discontinued operations	-	(81,250)	-	(174,560)
Gain from disposal of discontinued operations	-	-	-	-
Total loss from discontinued operations	$-	$(81,250)	$-	$(174,560)

NOTE 4 - INVENTORIES

At March 31, 2010 and September 30, 2009, inventories consisted of:

	March 31, 2010	September 30, 2009
Packaging materials	$2,140,942	$1,987,680
Finished goods	314,530	177,887
Total	$2,455,472	$2,165,567

NOTE 5 – DUE TO RELATED PARTIES AND SIGNIFICANT HOLDERS

At March 31, 2010 and September 30, 2009, due to related parties, consists of the following:

	March 31, 2010	September 30, 2009
Due to Aihua Hu	$43,784	$10,693
Due to Ying Ye	58,513	58,500
Due to Liang Wenjuan	14,628	14,625
Due to China Direct Industries, Inc.	437,694	144,649
	$554,619	$228,467

Mr. Aihua Hu, CEO of AoHong and our principal shareholder , and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu.

At March 31, 2010 and 2009, we reflected $437,694 and $144,647, respectively, due to China Direct Industries, Inc. comprised of the followings:

	March 31, 2010	September 30, 2009
Interest payable	$25,734	$17,710
Professional fees	318,960	126,939
Consulting services	93,000	-
	$437,694	$144,649

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

The interest payable of $25,734 reflects the interest expense for a three and six month period on the $410,000 promissory notes due to China Direct Industries, Inc., a significant shareholder of ours. See Note 8 – Notes Payable – Related Party.  The professional fees payable represent legal, auditing, public and investor relations fees that have been paid by China Direct Industries, Inc. on our behalf.  We have an oral agreement with China Direct Industries, Inc. to pay them for the amounts it advances on our behalf.  These amounts are payable to China Direct Industries, Inc. on demand and accrue no interest.

NOTE 6 - PROPERTY AND EQUIPMENT

          At March 31, 2010 and September 30, 2009, property and equipment consisted of the following:

	Estimated Life	March 31, 2010	September 30, 2009
Buildings	20 years	$2,378,669	$1,515,412
Auto and Truck	5 years	308,717	303,365
Manufacturing Equipment	10 years	2,292,785	2,089,014
Office Equipment	5-7 years	39,551	52,349
Construction in Progress	-	512,626	678,385
		5,532,348	4,638,525
Less: Accumulated Depreciation		(771,406)	(589,240)
		$4,760,942	$4,049,285

For the six months ended March 31, 2010 and 2009, depreciation expense amounted to $209,073 and $186,778, respectively.

NOTE 7 – INTANGIBLE ASSETS

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

In connection with the acquisition of Jinqian on March 16, 2010, we allocated the difference between the purchase price of acquisition and total net assets acquired from Jinqian to Goodwill.

At March 31, 2010 and September 30, 2009, intangible assets are valued at the following:

	Estimated Remaining Life	March 31, 2010	September 30, 2009
Land Use Rights - Shanghai AoHong	46 years	$87,781	$87,763
Land Use Rights - Tianjin AoHong	50 years	751,559	751,394
Less Accumulated Amortization		(18,977)	(10,503)
		$820,363	$828,654

For the six months ended March 31, 2010 and 2009, amortization expense amounted to $8,472 and $999, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on July 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co. Ltd. amount of $437,384	$437,384	435,825

Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on January 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $478,677. This note was satisified at maturity.	-	381,713

Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on May 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $425,681.	425,681	-

Notes payable to Country Commercial Bank HuaTing Branch, due on October 9, 2010. Interest only payable quarterly at an annual rate of 5.841%. Secured by the buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai.	365,706	-

Bank acceptances payable, non-interest bearing. Secured by restricted cash of $1,287,284 and 877,501 at March 31, 2010 and September 30, 2009 payable on demand.	2,779,362	2,193,752

Note payable to individual, due on demand with interest due at 10% per annum and unsecured.	25,000	25,000

Total	4,033,133	3,036,290
Less: current position	(4,033,133)	(3,036,290)
Long-Term portion of notes payable	$-	$-

NOTE 9 - NOTES PAYABLE – RELATED PARTY

Notes payable – related party is comprised of an aggregate of $410,000 borrowed from China Direct Industries, Inc. for working capital.  The due date of the $400,000 note was initially due on June 30, 2009 and was amended during the second quarter of the 2009 transition period to extend the maturity date to June 30, 2010. In August 2008, we borrowed $400,000 from China Direct Industries, Inc. under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes. As collateral for the note we assigned China Direct Industries, Inc. the 53,654 shares of common stock of China Direct Industries, Inc. we owned which were tendered to us by Mr. Wei Lin as consideration for our sale to him of our 60% interest in Big Tree Toys, Inc. in April 2008. These shares were subsequently released as collateral by China Direct Industries, Inc. and were sold in December 2008 to provide funds for general working capital; therefore, the loan is currently unsecured. On February 17, 2010, we borrowed another $10,000 from China Direct Industries, Inc. for working capital purpose. This loan is due on February 17, 2011 with an annual interest rate of 4%.

NOTE 10 - SHAREHOLDERS' EQUITY

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

As of March 31, 2010, we had accrued a consulting fee of $124,000, of which, $93,000 was included in Due to Related Parties and $31,000 is included in accrued expense.  This amount reflects the fair value of 8,000,000 shares of our common stock payable under the terms of the consulting agreement with China Direct Industries, Inc.

Stock Option Grants

Stock option activity for the six months ended March 31, 2010 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 30, 2008	7,900,000	$0.08
Granted	1,000,000	0.20
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2009	8,900,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	(250,000)	0.19
Balance at March 31, 2010	8,650,000	$0.09

The following table summarizes our stock options outstanding at March 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.07-0.08	7,250,000	2.29 Years	$0.073	7,250,000	$0.073
0.19-0.20	1,400,000	1.26 Years	0.200	1,400,000	0.200
	8,650,000		$0.094	8,650,000	$0.094

Common Stock Warrants

Stock warrant activity for the six months ended March 31, 2010 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2008	63,800,113	$0.16
Granted	-	-
Exercised	-	-
Forfeited	(2,450,000)	0.50
Balance at September 30, 2009	61,350,113	$0.14
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2010	61,350,113	$0.14

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

The following table summarizes our warrants to purchase its common stock outstanding at March 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.35-0.55	5,668,455	1.05 Years	$0.35	5,668,455	$0.35
0.16-0.20	1,104,250	0.40 Years	0.16	1,104,250	0.16
0.12	52,477,408	2.50 Years	0.12	52,477,408	0.12
0.10	2,100,000	2 Years	0.10	2,100,000	0.10
	61,350,113		$0.14	61,350,113	$0.14

NOTE 11 - FOREIGN OPERATIONS

As of March 31, 2010 substantially all of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at March 31, 2010 and September 30, 2009 as well as net revenues for the three months and six months ended March 31, 2010 and 2009 are as follows:

	United States	People's Republic of China	Total
Net Revenues for the three months ended March 31, 10	$-	$8,555,365	$8,555,365
Net Revenues for the three months ended March 31, 09	$-	$6,229,192	$6,229,192
Net Revenues for the six months ended March 31, 10	$-	$19,813,954	$19,813,954
Net Revenues for the six months ended March 31, 09	$-	$14,126,928	$14,126,928
Identifiable assets at March 31, 2010	$4,327	$16,157,859	$16,162,186
Identifiable assets at September 30, 2009	$229	$13,879,560	$13,879,789

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with Topic 280 of the FASB Accounting Standards Codification on Segment Reporting. In the 2009 transition period we conducted business in one segment: Chemical Distribution, while in fiscal 2008 and fiscal 2007 we reported in three segments; (i) Chemical Distribution, (ii) Biometrics, and (iii) Toy Distribution. Our historical operations were the design, development, manufacture and sale of biometric identification products. In June 2007 we acquired a 56.08% interest in AoHong, creating our Chemical Distribution Segment. In fiscal 2008 we discontinued our Biometrics segment. Prior to the discontinuance of this business, revenues from AoHong represented in excess of 99% of our consolidated net revenues for each of fiscal 2007. In January 2009 we sold our historical operations related to the Biometrics segment to our former CEO and AoHong’s operations now represent all of our business and operations. In August 2007, we created a Toy Distribution segment when we acquired a 60% interest in Big Tree. We did not report any revenues from Big Tree during fiscal 2008 or fiscal 2007. We found that we were unable to obtain appropriate financial information pertaining to Jieyang Big Tree for the purposes of consolidating those results with our financial statements in accordance with generally accepted accounting principles. This segment never commenced operations and we discontinued the segment in April 2008.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

NOTE 13 - STATUTORY RESERVES

We are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with the PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the six months ended March 31, 2010, statutory reserve activity is as follows:

Aohong
Balance - December 31, 2008	$687,717
Additional to statutory reserves	16,604
Balance - September 30, 2009	$704,321
Additional to statutory reserves	51,845
Balance - March 31, 2010	$756,166

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Under the terms of the June 27, 2007 Membership Interest Purchase Agreement entered into among us, AoHong, Aihua Hu and Ying Ye, we are required to contribute an aggregate of $3,380,000 of capital to AoHong between September 2007 and June 2009 in addition to the issuance of 12,500,000 shares of its common stock to Aihua Hu. The 12,500,000 shares were previously issued and as of February 13, 2010, $1,780,000 of the cash contribution obligation remains due to AoHong.  AoHong has orally agreed to extend the payment date of this balance to on or before November 2, 2010.  This inter-company commitment is eliminated upon consolidation and thus does not appear on the balance sheet as a liability.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with Topic 855 of the FASB Accounting Standards Codification, we have evaluated subsequent events through May 17, 2010, the date of issuance of the unaudited condensed consolidated financial statements and disclose the following subsequent events:

In March 2010, we entered into a consulting agreement with Bespoke Growth Partners, Inc. for a term of 6 months from March 31, 2010 to perform investor relations consulting services. Under the terms of the agreement, we agreed to pay Bespoke Growth Partners, Inc. as compensation, $24,000 in cash and 2,0000,000 shares of our common stock.  On April 7, 2010, China Direct Investments, Inc. agreed to pay a portion of these fees by amending its consulting agreement with us and agreed to transfer to Bespoke Growth Partners, Inc. 2,000,000 shares of our common stock China Direct Investments, Inc. it would receive from us as consulting fees.  In exchange for its agreement, China Direct Investments, Inc. agreed with Bespoke Growth Partners, Inc. that it will perform certain investor relations services that China Direct Investments, Inc. will no longer be obligated to perform during the term of the Bespoke Growth Partners, Inc. consulting agreement.  During April 2010, we paid cash of $24,000 and issued 2,000,000 shares of our common stock to Bespoke Growth Partners, Inc.  Also in April 2010 we issued 6,000,000 shares of our common stock to China Direct Industries, Inc. for consulting services it performed during our second quarter of fiscal 2010 in connection with our August 2009 management and consulting agreement with them.

In May 2010, we entered into a consulting agreement with GeoInvesting, LLC. The agreement is for a term of one year from May 3, 2010.  Under the terms of the agreement, we agree to issue GeoInvesting, LLC a total of 800,000 shares of our common stock.  During May 2010, we issued 800,000 shares of our common stock to GeoInvesting, LLC related to this agreement.

In May 2010, we entered into a consulting agreement with OptInvestor, LLC. The agreement is for a term of 4 weeks from May 4, 2010. Under the terms of the agreement, we agree to pay a cash of $1,500 and issue OptInvestor, LLC a total of 100,000 shares of our common stock.  During May 2010, we issued 100,000 shares of our common stock to OptInvestor, LLC under the terms of this agreement. No cash has been paid up to date.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 - Continued

In connection with China America Holdings, Inc.’s offering of units in 2007, we issued five year common stock purchase warrants to purchase 52,477,408 shares of common stock exercisable at $0.12 per share. The subscription agreement for this offering and the warrants both provided that while the purchasers own any securities sold in the offering, such securities are subject to anti-dilution protections afforded to the purchasers in the event of corporate events such as stock splits and dividends. In addition, under the terms of the subscription agreement for this offering in the event we were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering which was $0.06, or less than the exercise price per warrant share which is $0.12, respectively, without the consent of the purchasers then holding securities issued in this offering, each purchaser has the right to apply the lowest such price to the purchase price of shares purchased and still held by the purchaser and to shares issued upon exercise of the warrants still held by the purchaser which will result in the issuance of additional shares to the purchaser, including under any unexercised warrants. This provision is commonly referred to as a Most Favored Nations provision.

During May, 2010 we entered into an Amendment to Subscription Agreement and Common Stock Purchase Warrant with the holders of certain of the investors in the September 2007 Offering who hold warrants to purchase 40,551,465 shares of our common stock. This amendment deleted the Most Favored Nation provision from the subscription agreement and the warrants in exchange for a reduction in the exercise price of the warrants.  Accordingly, the exercise price of the warrants will be reduced from $0.12 per share to $0.04 per share through the remaining term of the warrants.  The remaining warrants issued and sold in the offering did not participate in this modification and accordingly have not waived the Most Favored Nations provision of the subscription agreement and warrants and the exercise price of those warrants remains at $0.12 per share.

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

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

“three months ended March 31, 2010” of "second quarter of fiscal 2010" — January 1, 2010 through March 31, 2010.
“three months ended March 31, 2009” — January 1, 2009 through March 31, 2009
“six months ended March 31, 2010” — October 1, 2009 through March 31, 2010.
“six months ended March 31, 2009” — October 1, 2008 through March 31, 2009.
“2009 transition period” — January 1, 2009 through September 30, 2009.
“fiscal 2010” — October 1, 2009 through September 30, 2010.
“fiscal 2008” — January 1, 2008 through December 31, 2008.
“fiscal 2007” — January 1, 2007 through December 31, 2007.

The consolidated financial statements include China America Holdings, Inc. and all its subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Our consolidated statements include the accounts of ours and our controlled entities, including wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.  The financial statements have been reclassified to reflect the impact of discontinued operations.

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

Jinqian Acquisition and Restatement of Previously Issued Interim Financial Statements

On September 30, 2009, we entered into a share purchase agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole owners of Jinqian, to acquire 100% of the outstanding shares of Jinqian for 500,000 RMB (U.S. $73,140), the equivalent of Jinqian’s registered capital.  As of October 1, 2009 Jinqian’s net book value was $274,118 and its identifiable assets were the same as that of their respective fair market values.  As a result of this share purchase agreement, we recognized a gain in the quarter ended December 31, 2009 on this bargain purchase equal to the difference between the $274,118 fair market value of the net assets and the $73,140 price we agreed to pay to acquire Jinqian. The Company considered the guidance under Accounting Standards Codification (ASC) Topic 805 regarding Business Combinations accounting for this transaction. The six months ended March 31, 2010 included in this report has properly included Jinqian as a consolidated entity and we will file an amended 10-Q for our first quarter of fiscal 2010 ended December 31, 2009.

On May 17, 2010 our Board of Directors determined that our previously issued financial statements for the three months ended December 31, 2009 as included in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 16, 2010 could no longer be relied upon.  Through internal review we discovered an error in our historical financial statements, we did not properly consolidate Jinqian which would require a restatement to correct the identified error.  This restatement will include our acquisition Jinqian, and its financial results, as part of our consolidated financial statements begining October 1, 2009, as well as to account for our gain upon our acquisition of Jinqian.  The six months ended March 31, 2010 included in this report has properly included Jinqian as a consolidated entity and we will file an amended 10-Q for our first quarter of fiscal 2010 ended December 31, 2009.

Our Performance

Our second quarter fiscal 2010 net revenues totaled $8.6 million increased $2.4 million or 39% compared to the second quarter of fiscal 2009.  Likewise, our first six months of fiscal 2010 net revenues of $19.8 million increased $5.7 million, an increase of 40% as compared to the same period in fiscal 2009.  Our gross profit margin decreased to 6.7% for the second quarter of fiscal 2010, and increased to 11% for the six months of fiscal 2010.  Our total assets increased by 16% as of March 31, 2010 compared to September 30, 2009 and our total liabilities increased by 34% due to a $1.8million increase in prepaid expenses and advances to vendors and $1.0 million in short-term borrowings in anticipation of our upcoming seasonal peak season from March through July.  We have experienced revenue growth over comparative periods in the prior year and we expect the trend of increasing revenues to continue during the summer months through our third and fourth quarters of our fiscal 2010.

Our Outlook

Our current increases in net revenues are partially a result of a plan to expand our selling region to a national level.  We have historically focused our sales efforts around the Shanghai and the greater Yangtze delta region.  We are now developing our market share and positioning our company in the northeastern market of China. We also continue to improve our sales in our traditional coolants and THT odorants while also augmenting our sales in the green, environmentally-friendly coolant product lines. Since December 2008 we have invested over $4.4 million in the Tianjin Special Economic Development Zone to expand our storage capacities and market reach in the northeastern market. The construction of Phase One of our expansion plan is expected to complete during the first half of 2010.  Once complete, we will have increased storage capacities for the emerging “green” coolant products to 690 metric tons. Afterward, upon the completion of Phase Two of our expansion, we will have total storage capacities of 1,070 metric tons for such environment-friendly coolants, with anticipated annual sales of 17,000 metric tons.

Upon the expected full completion of the infrastructure project in 2011 we may possess annual sales capacities exceeding 40,000 metric tons, effectively doubling our current capacities. We remain committed to cost savings efforts and increasing efficiencies in our operations during this volatile economic time period. Our revenues have historically increased during our peak season, which is from March through July. Due to this seasonality associated with our business, we expect the trend of increasing revenues to continue through the third quarter of our fiscal 2010.

Our increase in net revenues of approximately 40% for the three and six months ended March 31, 2010 over the same periods of fiscal 2009 was indicative of the current economic recovery. We remained committed to our cost savings efforts and retained increased efficiencies in our operations during this period.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2009

The following table provides selected financial data for the three and six months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31, 2010
	2010		2009
	Dollar	Percent	Dollar	Percent
Net Revenue	$8,555,365	100.0%	$6,229,192	100.0%
Cost of revenues	7,989,220	93.4%	5,742,090	92.3%
Gross profit	566,145	6.6%	487,102	7.7%
Operating Expenses	755,049	8.8%	496,472	8.0%
Operatiing income (loss)	(188,904)	-2.2%	(9,370)	0.2%
Other Income (expense)	630	-%	(86,531)	-1.4%
Net (loss) income	(222,135)	-2.6%	(203,951)	-3.3%
Net income(loss) attributable to China America Holdings., Inc.	(187,687)	-2.2%	(207,256)	-3.4%

	For the Six Months Ended March 31, 2010
	2010		2009
	Dollar	Percent	Dollar	Percent
Revenue	$19,813,954	100.0%	$14,126,928	100.0%
Cost of revenues	17,653,475	89.1%	13,414,719	94.8%
Gross profit	2,160,479	10.9%	712,209	5.0%
Operating Expenses	1,947,076	9.8%	849,932	6.0%
Operating income (loss)	213,403	1.1%	(137,723)	1.0%
Other income (expense)	185,018	0.9%	(405,673)	2.9%
Net (loss) income	398,421	2.0%	(730,288)	5.2%
Net income(loss) attributable to China America Holdings., Inc.	(6,022)	0.0%	(669,368)	4.7%

Net Revenues

Our net revenues increased approximately 37% and 40% for the three and six months ended March 31, 2010, respectively, from the comparable periods in 2009.  Our net revenues for the three and six months ended March 31, 2010 increased due to a rebound in demand and pricing as our customers show signs of recovery from the global economic downturn experienced in the comparable periods of 2009.  The stronger demand and pricing in the current six month period compared to the first six months of 2009 is shown across multiple products with volume for F22-1 coolant up 4% and pricing up 10%, volume for F22 coolant up 9% and pricing up 54%, and volume for R134 coolant up 4% and pricing up 42%.  While the volume and pricing increases may not be sustained to the magnitude as seen in the current period, we expect these upward trends in net revenues to continue during the latter half of our fiscal year as our revenues have historically increased during our peak season from March through July.  Our customers include manufacturers of automobiles, refrigerators and air conditioners as well as distributors of coolants and demand for coolants increase in relationship with higher temperatures during the summer months.

AoHong generates all of its net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications, and repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution.  During the three and six months ended March 31, 2010 and 2009, our net revenues were generated by the following activities:

	For the Three months ended March 31,		For the Six months ended March 31,
	2010	2009	2010	2009
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product	29%	37%	38%	43%
Sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale	40%	56%	46%	50%
Custom mixing of various raw materials in accordance with customer specifications into a new product	31%	7%	17%	7%
Total	100%	100% %	100%	100%

Cost of revenues and gross profit

Cost of sales includes the cost of raw material, and applied manufacturing overhead for repackaging and custom mixing.  For the three and six months ended March 31, 2010, our cost of goods sold as a percentage of net revenues was approximately 93% and 89%, respectively compared to approximately 92% and 95% during the three and six months ended March 31, 2009, respectively. In addition to the increase in revenues between the periods, our gross profit margin percentage decreased to approximately 7% during the second quarter of 2010 as compared to approximately 8% during the second quarter of 2009 and increased to 11% during the first six months of 2010 compared to 5% during the comparable period of 2009.

Operating expenses

Our total operating expense increased approximately 52% and 129%, respectively for the three and six months ended March 31, 2010 from the comparable period in fiscal 2009 primarily as a result of the following:

•
Selling expenses of $910,000 during the first six months of fiscal 2010 increased $575,000 due to $447,000 increase in cleaning and storage expenses , 2009, $91,000 increase in selling-related shipping and freight, and a net $23,000 increase in travel, salaries, and meals and entertainment for our sales staff.

•
Consulting and investor relations expense (including related party consulting expense) of $260,000 and $443,000 during the second quarter and first six months of fiscal 2010 increased $160,000 and $277,000, respectively over the comparable periods of fiscal 2009.  These increases were due to increases in our consulting fees related to an accounting and management consulting agreement with China Direct Industries, Inc. entered into during the third quarter of fiscal 2009 and a public and investor relations agreement entered into during the current quarter.

•
Our compensation and related taxes of $74,000 and $133,000 during the second quarter and first six months of fiscal 2010 increased $21,000 and $39,000, respectively, over the comparable periods of fiscal 2009.  These increases are primarily due to higher commissions paid resulting from 40% increases in sales volume for both comparable periods.

•
General and administrative expenses of $182,000 during the second quarter of fiscal 2010 increased $60,000 due to a $35,000 net increase in travel, and meals and entertainment for the non-sales staff, and $26,000 increase depreciation and amortization of fixed assets and intangible assets due to additions to administrative fixed assets in Aohong Tianjin.

General and administrative expenses of $461,000 during the first six months of fiscal 2010 increased $206,000 due to a $77,000 increase depreciation and amortization of fixed assets and intangible assets due to additions to administrative fixed assets in Aohong Tianjin, and a $60,000 net increase in travel, and meals and entertainment for the non-sales staff, and a 35,000 increase in office expense.

As of March 31, 2010, we owed China Direct Industries, Inc. $437,694 which is included in Due to Related Parties.  Of this amount $97,000 was recognized as expense in the current quarter and includes $93,000 of stock-based compensation expense related to the current agreement with China direct Industries, Inc.  The balance of the expense includes amounts paid on our behalf by China Direct Industries, Inc., including approximately $125 of professional fees which is included in general and administrative expense and approximately $93,000 of consulting and investor relations expense, as well as approximately $4,000 of interest expense - related party.

Total other (expenses)

Total other income of $630 for the second quarter and $185,000 for the first six months of fiscal 2010 increased $87,000 compared to the second quarter of fiscal 2009 and increased $591,000 compared to the first six months of fiscal 2009.  These increases are primarily due to a $201,000 gain from bargain purchase price on the acquisition of Jinqian retroactively recognized in the first quarter of fiscal 2010.  In October 2009 the net assets of Jinqian were acquired for $73,000, the original registered capital of the entity.  We took control and assumed rights to receive the expected residual returns of Jinqian on October 1, 2009 and we have consolidated the entity with net assets of $274,000 as of that date.

During the second quarter of 2010 interest expense, including related party interest expense, decreased $586 due to lower average balance of notes payable and we did not repeat any loss from disposition of fixed assets compared to $62,000 loss in the comparable period of fiscal 2009.  For the first six months of fiscal 2010 interest expense, including related party interest expense, decreased $22,000 due to lower average balance of notes payable and we did not repeat either a loss from disposition of fixed assets or realized loss on sale of marketable equity securities compared to a $62,000 loss on disposal and $281,000 realized loss in the comparable period of fiscal 2009.

Discontinued operations

During the second quarter and first six months of 2010, loss from discontinued operations decreased by $81,250 and $174,560, respectively compared to the same period of fiscal 2009 due to the absence of the loss incurred as a result of the discontinuation of our Biometric segment in January 2009. We do not expect to incur additional expenses from discontinued operations in the current fiscal 2010.

Income tax expense

Income tax expense increased $7,000 during the second quarter of fiscal 2010 compared to the same period of fiscal 2009 and increased $46,000 during the first six months of fiscal 2010 compared to the same period of fiscal 2009 due to an overall increase in income generated in China for the first six months of fiscal 2010.  We did not generate significant revenues in the U.S. in any period presented and incurred corporate expenses and therefore have a net loss carry forward for U.S. income tax purposes.

Net (loss) income

Net loss during the second quarter of $222,000 increased $18,000 due to a $2.3 million increase in net revenues partially offset by a decrease in gross margin percentage to 7% a $259,000 increase in operating expenses.  Likewise, net income during the first six months of $340,000 increased $1.1 million due to a $5.7 million increase in net revenues along with an increase in gross margin percentage to 11% and a $201,000 gain on acquisition and absence of $281,000 realized loss on sale of marketable securities that was recognized in the comparable period of 2009, these increases were partially offset by $351,000 increase in operating expenses.  These results translate into a earnings per common share of $0.00 for all periods presented.

Net (loss) Income attributable to China America Holdings, Inc.

Net loss attributable to China America Holdings, Inc. totaled $188,000 for the second quarter of fiscal 2010, a decrease of $20,000 compared to net loss of $207,000 for the three months ended March 31, 2009. Net loss attributable to China America Holdings, Inc totaled $6,000 for the six months ended March 31, 2010, a decrease of $663,000 compared to net loss of $669,000 for the same period of 2009. These amounts reflect the attribution of 43.92% of net loss and incomes derived from Aohong in the amounts of ($34,000) and $346,000, respectively, to the noncontrolling interest holders for the second quarter and the six months ended March 31, 2010 while absorbing 100% of the corporate expenses in our consolidated financial statements.

Unrealized Foreign currency translation gain and Comprehensive loss

The functional currency of our subsidiary operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiary is translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported an unrealized foreign currency translation gain of $1,579 for the current quarter and $5,266 for the comparable period in fiscal 2009. Also, we reported a translation gain of $2,042 for the first six months of fiscal 2010 and $17,679 for the comparable period in fiscal 2009.  Additionally, during the first six months of fiscal 2009 we recorded an unrealized gain on marketable equity securities of $157,727 which was not replicated during the comparable current period.  These non-cash gains had the effect of increasing our reported comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected comparative financial information from our balance sheets at March 31, 2010 and September 30, 2009.

	March 31, 2010	September 30, 2009	Increase (Decrease)%
Working capital	$2,253,758	$2,878,476	$(624,718)	-21.7%
Cash	969,419	1,721,231	(751,812)	-43.7%
Total current assets	9,264,341	8,095,099	1,169,242	14.4%
Total assets	16,162,186	13,879,789	2,282,397	16.4%
Total current liabilities	7,010,583	5,216,623	1,793,960	34.4%
Total liabilities	$7,010,583	$5,216,623	$1,793,960	34.4%

We maintain cash balances in the United States and China. At March 31, 2010 and September 30, 2009, bank deposits by geographic area, were as follows:

	March 31, 2010		September 30, 2009
China	$965,092	99.55%	$1,721,002	99.99%
United States	4,327	0.45%	229	0.01%
Total cash and cash equivalents	$969,419	100.00%	$1,721,231	100.00%

A substantial portion of our cash balance, $965,000 at March 31, 2010, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at March 31, 2010 has been converted based on the exchange rate as of March 31, 2010.  In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

The following table provides certain comparative information on the changes in our total assets and total liabilities at March 31, 2010 from March 31, 2009:

	March 31, 2010	September 30, 2009	Increase (Decrease)%
Accounts receivable, net	$2,673,153	$2,782,814	$(109,661)	-3.9%
Notes receivable	588,007	829,890	(241,883)	-29.1%
Inventories, net	2,455,472	2,165,567	289,905	13.4%
Prepaid expense and other	2,326,844	552,460	1,774,384	321.2%
Restrictied cash	1,287,284	877,501	409,783	46.7%
Property and equipment, net and land use rights	4,760,942	4,049,285	711,657	17.6%
Other assets	29,256	29,250	6	0.0%
Notes payable	4,443,133	3,436,290	1,006,843	29.3%
Accounts payable and accrued expenses	753,252	893,391	(140,139)	-15.7%
Advances from customers	767,204	199,905	567,299	283.8%
Taxes payable	492,375	458,570	33,805	7.4%
Due to related parties	$554,619	$228,467	$326,152	142.8%

Our working capital decreased $625,000 to $2.3 million at March 31, 2010 primarily attributable to an increases in notes payable of $1 million, due to related party of $326,000, and advances from customers of $567,000, and decreases in cash of $752,000, accounts receivable of $110,000, and notes receivable of $242,000 partially offset by increases in prepaid expenses and other current assets of $1.8 million, and inventory of $290,000 and a decrease in accounts payable of $140,000.

At March 31, 2010, our accounts receivable were $2.7 million which is net of an allowance for doubtful accounts of $176,000.  We believe that our collection remains strong and that our reserve for bad debts reflects the risk of nonpayment by our customers.  Our days sales outstanding decreased to 30 days during the current quarter compared to 46 days for the comparable quarter in fiscal 2009 and decreased to 26 days during the first six months of fiscal 2010 compared to 61 days for the comparable quarter of fiscal 2009 due to better collection efforts.

At each of March 31, 2010 and September 30, 2009 notes receivable represented amounts due from customers for the purchase of finished goods. These obligations are similar to accounts receivable.  The balance at March 31, 2010 represents amounts which become due between April 2010 and December 2010. Based upon historical experience with these customers, AoHong anticipates that the balance of these notes receivable will be paid in accordance with each of their respective terms.

At Marc h 31, 2010, inventories increased $290,000 from September 30, 2009; this increase is primarily attributable to gradual build-up of inventory during the summer months to satisfy higher demand of coolants in the summer with inventory levels decreasing during the winter months.

At Marc h 31, 2010, prepaid expenses and other current assets increased $1.8 million from September 30, 2009.  These amounts consist primarily of deposits made on construction in progress of our Tianjin facility, prepayments to vendors for ordered goods that have not been shipped, and other prepaid expenses such as insurance and deposits for marketing and sales meeting facilities.  The amount is made up of $2.1 million in prepayments to vendors for future delivery of inventory in anticipation of an increase in seasonal demand and $261,000 in deposits on construction of manufacturing facilities in Tianjin City.

Notes payable at March 31, 2010 increased $997,000 from September 30, 2009.  Included in notes payable at March 31, 2010 was:

•
$2,779,362 due by AoHong to banks for bank acceptance notes which are similar to factored receivables in that AoHong assigned the receivable from its customer to a bank and received cash in an amount equal to the full amount of the receivable.  Associated to these notes are restricted cash of $1,287,284 which remains on deposit at the bank to secure the advance, the bank acceptance payable is satisfied by AoHong at the time its customer pays the receivable, if the customer does not pay the receivable, AoHong is still liable for the payable to the bank;

•
$863,065 due to Industrial and Commercial Bank of China with maturities on May 20, 2010 and July 20, 2010 with an interest rate of 5.103% the proceeds from these loans were used for inventory purchases and will be repaid with the receivables related to the sale of inventory.

•
$365,706 due to Country Commercial Bank due on October 9, 2010 with interest rates at 5.841% the proceeds from these loans were used for inventory purchases and will be repaid upon collection of the receivables related to the sale of inventory.

•
$25,000 attributable to our Biometrics segment and represents the remaining principal amount due under notes issued by us in a 2003 private placement, this amount is due on demand with an interest rate of 10% per annum, and

•	$410,000 due to China Direct Industries, Inc. on June 30, 2010 with an interest rate of 4% per annum.

At March 31, 2010, accounts payable and accrued expenses decreased $140,000 from September 30, 2009. This decrease is primarily due to timing differences of payments made against payables and new orders placed during the ordinary course of business.

At March 31, 2010, advances from customers increased $567,000 from September 30, 2009. Advances from customers represent deposits on orders we require before we shipped goods to our customers, this increase is mainly due to an increase in orders during the three months ended March 31, 2010.

At March 31, 2010, taxes payable increased $34,000 from September 30, 2009.  This increase is primarily due to the larger provision for income tax during the current period due to higher net income in AoHong.

Due to related parties at March 31, 2010 represents amounts loaned to AoHong by China Direct Industries, Inc. and Mr. Aihua Hu, Chief Executive Officer of AoHong and a member of our Board of Directors, and members of his family for working capital purposes. Approximately $319,000 in professional fees representing legal, auditing, public and investor relations fees have been paid by China Direct Industries, Inc. on our behalf and in addition to a $410,000 note payable – related party as previously described and associated accrued interest of $26,000.  Additionally, China Direct Industries, Inc. provides accounting and management consulting services for which we have accrued $93,000.  We owe Mr. Hu and members of his family $117,000.  The note payable – related party has maturities of $400,000 due on June 30, 2010 and $10,000 due on February 17, 2011.  All other amounts are due on demand and accrue no interest.

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

As described elsewhere herein, we have a total of $4.4 million of short term obligations and amounts payable on demand which become due within the next 12 months.  Under the terms of the June 27, 2007 Membership Interest Purchase Agreement entered into among us, AoHong, Aihua Hu and Ying Ye, we are required to contribute an aggregate of $3,380,000 of capital to AoHong between September 2007 and June 2009 in addition to the issuance of 12,500,000 shares of its common stock to Aihua Hu. The 12,500,000 shares were previously issued and as of February 13, 2010, $1,780,000 of the cash contribution obligation remains due to AoHong.  AoHong has orally agreed to extend the payment date of this balance to on or before November 2, 2010.

Consequently, we will be required to raise substantial additional capital to meet these obligations. We do not have any commitments to provide this additional capital and we cannot assure you that funds are available to us upon terms acceptable to us, if at all.  Currently, our cash is not sufficient to fund our operations or for all of our capital needs and we will need to raise additional capital to satisfy these obligations. Given the current uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all. There are also no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all. If we are unable to satisfy our contractual commitments to AoHong, our operations in future periods could be adversely impacted and we could lose all of our investment in AoHong. In addition, if we are unable repay the note due to banking institutions or China Direct Industries, Inc., these entities could declare a default and would be entitled to pursue collection of the obligation. If we are unable to obtain the financing necessary to pay the obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Cash Flow Activities

For the six months ended March 31, 2010, we used $922,000 of cash in operating activities from continuing operations. We used cash to fund $1.7 million in prepayments and other current assets and used $495,000 to pay down accounts payable and fund the increase in taxes receivable. These uses of cash were partially offset by net income of $340,000 and non-cash adjustments to net income of $287,000, decreases in accounts and notes receivable of $352,000, and an increase in advances from customers of $567,000.

For the six months ended March 31, 2009, we received $2.7 million of net cash provided in operating activities from continuing operations.  Cash received from an increase of $969,000 in accounts payable, decrease of $498,000 in inventory, decrease of $848,000 in prepaid expenses and increase of $307,000 in advances from customers.  This inflows were partially offset by our net loss of $730,000 and pay-down of $98,000 of taxes payable and an increase of $48,000 in notes receivable.

For the six months ended March 31, 2010, net cash used in investing activities was $660,000 and was attributable to the purchase of property and equipment of $920,000, which included the acquisition of manufacturing equipment for our Aohong Tianjin facility, this amount was partially offset by the decrease in prepaid construction for the Tianjin facility of $217,000 which was reclassified to fixed assets upon delivery of the equipment and cash acquired from acquisition of $42,000

For the six months ended March 31, 2009, net cash used in investing activities was $713,000 and was attributable to the deposit on land use rights of $748,000, offset by proceeds from the sale of marketable equity securities of $35,000.

For the six months ended March 31, 2010, net cash provided by financing activities was $830,000. We received net proceeds of $996,000 from notes payable and $243,000 from related party advances, which were offset by an increase in restricted cash of $410,000.

For the six months ended March 31, 2009, net cash used by financing activities was $1.2 million. We paid off $890,000 in notes payable, repaid $164,000 to related party for prior advances, and contributed $180,000 to restricted cash.

As a result of the above, net cash increased by $1,721,231 during the six months ended March 31, 2010 as compared to a net cash increase of $1,090,753 during the comparable period of fiscal 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

	Any obligation under certain guarantee contracts;
	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder's equity in our statement of financial position; and


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

Revenue recognition

We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. We recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

•	We generate revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.
•
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

•	Revenue from the performance of services is recognized upon completion of the service.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) who also serves as  our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who also services as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010.

Based on this evaluation, our Chief Executive Officer who also served as our principal executive officer and principal financial and accounting officer concluded that as of March 31, 2010 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Based on the evaluation we determined that our internal controls and procedures were not effective as a result of our lack of controls over the accounting for our acquisition of Shanghai Jinqian Chemical Co., Ltd. that caused us to restate our consolidated financial statements for the three month period ended December 31, 2009 as described in Note 1 to Financial Statements included in this report.  Solely as a result of these significant deficiencies and/or material weaknesses, our management, including our CEO who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  And, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weakness in Internal Control

       We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•	We will make efforts to develop an overall process to identify and record all acquisitions and consolidations and a review process to assess compliance.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by September 30, 2010. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2010, we entered into a consulting agreement with Bespoke Growth Partners, Inc. for a term of 6 months from March 31, 2010 to perform investor relations consulting services. Under the terms of the agreement, we agreed to pay Bespoke Growth Partners, Inc. as compensation, $24,000 in cash and 2,0000,000 shares of our common stock.  On April 7, 2010, China Direct Investments, Inc. agreed to pay a portion of these fees by amending its consulting agreement with us and agreed to transfer to Bespoke Growth Partners, Inc. 2,000,000 shares of our common stock China Direct Investments, Inc. that it would receive from us as consulting fees.  In exchange for its agreement, China Direct Investments, Inc. agreed with Bespoke Growth Partners, Inc. that it will perform certain investor relations services that China Direct Investments, Inc. will no longer be obligated to perform during the term of the Bespoke Growth Partners, Inc. consulting agreement.  During April 2010, we issued 2,000,000 shares of our common stock to Bespoke Growth Partners, Inc.  Also in April 2010 we issued 6,000,000 shares of our common stock to China Direct Industries, Inc. for consulting services it performed during our second quarter of fiscal 2010 in connection with our August 2009 management and consulting agreement with them.

         In May 2010, we entered into a one year consulting agreement with GeoInvesting, LLC pursuant to which it will provide investor relations services to us.    Under the terms of the agreement, we issued GeoInvesting, LLC 800,000 shares of our common stock valued at $24,000 as compensation for those services.
In May 2010, we also entered into a four week consulting agreement with OptInvestor, LLC to provide investor relations services to us. Under the terms of the agreement, as partial compensation for the its services we issued OptInvestor, LLC 100,000 shares of our common stock valued at $3,000.

Each issuance of our common stock describe in this Item 2 was exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 4(2) of that act. Each of the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters and were capable of evaluating the merits and risks of the prospective investment in our securities. In addition, each of the recipients had access to business and financial information concerning our company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESTATED).

ITEM 5.  OTHER INFORMATION

In connection with China America Holdings, Inc.’s offering of units in 2007, we issued five year common stock purchase warrants to purchase 52,477,408 shares of common stock exercisable at $.12 per share. The subscription agreement for this offering and the warrants both provided that while the purchasers own any securities sold in the offering, such securities are subject to anti-dilution protections afforded to the purchasers in the event of corporate events such as stock splits and dividends. In addition, under the terms of the subscription agreement for this offering in the event we were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering which was $0.06, or less than the exercise price per warrant share which is $0.12, respectively, without the consent of the purchasers then holding securities issued in this offering, each purchaser has the right to apply the lowest such price to the purchase price of shares purchased and still held by the purchaser and to shares issued upon exercise of the warrants still held by the purchaser which will result in the issuance of additional shares to the purchaser, including under any unexercised warrants. This provision is commonly referred to as a Most Favored Nations provision.

During May, 2010 we entered into an Amendment to Subscription Agreement and Common Stock Purchase Warrant with the holders of certain of the investors in the September 2007 Offering who hold warrants to purchase 40,551,465 shares of our common stock. This amendment deleted the Most Favored Nation provision from the subscription agreement and the warrants in exchange for a reduction in the exercise price of the warrants.  Accordingly, the exercise price of the warrants will be reduced from $0.12 per share to $0.04 per share through the remaining term of the warrants.  The remaining warrants issued and sold in the offering did not participate in this modification and accordingly have not waived the Most Favored Nations provision of the subscription agreement and warrants and the exercise price of those warrants remains at $0.12 per share.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
4.4	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial and accounting officer *
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer *
*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 CHINA AMERICA HOLDINGS, INC.

Date: May 24, 2010	By: /s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer