Form 10-Q/A
period 2009-12-31
CHINA AMERICA HOLDINGS, INC.
filed 2010-06-04
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Paragraph

China America Holdings, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 as filed on February 16, 2010 with the Securities and Exchange Commission, to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at December 31, 2009 and our consolidated statements of operations, consolidated statements of cash flows, and consolidated statement of changes in equity (deficit) for the three months ended December 31, 2009.

Our Form 10-Q for the period ended December 31, 2009 contained errors and were restated to correct the previous accounting treatment to:

•
properly record our acquisition of Shanghai Jinqian Chemical Co., Ltd., a company established under the laws of the PRC (“Jinqian”) and record the gain on bargain purchase in connection with this acquisition

As a result of this correction to our financial statements for the three months ended December 31, 2009, we are filing this Amendment No. 1 to our Form 10-Q for the period ended December 31, 2009 to reflect the changes to our financial statements necessitated by these restatements.  Please see Note 2 – Restatement of Financial Statements appearing later in this report for more information on the accounting impact of this restatement.

The items of this Form 10-Q/A (Amendment No. 1) which are amended and restated as a result of the foregoing are:

Part I. Financial Information
•
Item 1. Financial Statements, including consolidated balance sheets, consolidated statement of operation, consolidated cash flows, and Notes to Unaudited Consolidated Financial Statements, as well as the inclusion of a consolidated statement of changes in equity (deficit),

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and
•	Item 4(T). Controls and Procedures

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the periods ended December 31, 2009.  This filing supersedes in its entirety our original Form 10-Q for the periods ended December 31, 2009 filed on February 16, 2010.

- i -

- ii -

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

“China America” “we,” “us,” “ours,” and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and our subsidiaries;

“China Chemical” refers to China Chemical Group, Inc., a Florida corporation and a wholly owned subsidiary of China America;

“AoHong” refers to Shanghai AoHong Industry Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong’s wholly owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, (“Binghong”), and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company, (“Wuling”), AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company (“AoHong Tianjin”); and Shanghai Jinqian Chemical Co., Ltd., a Chinese limited liability company (“Jinqian”).

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

- iii -

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

- iv -

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
ASSETS	Unaudited
CURRENT ASSETS:	(Restated)
Cash	$2,955,528	$1,721,231
Accounts receivable, net	2,597,670	2,782,814
Notes receivable	1,835,602	829,890
Inventory	1,386,290	2,165,567
Tax receivable	-	43,137
Prepaid expense and other current assets	819,790	552,460
Total current assets	9,594,880	8,095,099

LONG-TERM ASSETS:
Restricted cash	994,559	877,501
Property and equipment, net	4,746,663	4,049,285
Land use rights, net	824,467	828,654
Other assets	29,251	29,250
Total long-term assets	6,594,940	5,784,690

Total assets	$16,189,820	$13,879,789

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$4,120,244	$3,036,290
Notes payable-related party	400,000	400,000
Accounts payable and accrued expenses	827,692	893,391
Advances from customers	357,044	199,905
Taxes payables	683,425	458,570
Due to related parties	575,345	228,467
Total current liabilities	6,963,750	5,216,623

EQUITY:
China America Holdings, Inc. shareholders' equity
Common stock: $.001 par value, 500,000,000 shares authorized; 151,810,792 shares issued and outstanding at December 31, 2009 and September 30, 2009	151,811	151,811
Additional paid-in capital	20,014,547	20,014,547
Statutory reserves	776,506	704,321
Accumulated deficit	(17,541,126)	(17,650,606)
Accumulated other comprehensive income	428,572	428,109
Total China America Holdings, Inc. shareholders' equity	3,830,310	3,648,182
Noncontrolling interest	5,395,760	5,014,984
Total equity	9,226,070	8,663,166

Total liabilities and equity	$16,189,820	$13,879,789

See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008
	(Restated)
Net revenues	$11,258,589	$7,897,736
Cost of sales	9,664,255	7,672,629
Gross profit	1,594,334	225,107

Operating expenses:
Selling expenses	670,350	113,517
Consulting and investor relations expense	37,500	-
Consulting expense-related party	146,024	65,812
Compensation and related taxes	59,335	41,362
General and administrative	278,818	132,769
Total operating expenses	1,192,027	353,460
Total operating income (loss)	402,307	(128,353)

Other income (expenses):
Interest income	1,916	2,532
Interest expense	(15,062)	(36,366)
Interest expense-related party	(4,033)	(4,032)
Other income	1,260	-
Loss on disposition of property and equipment	(236)	-
Realized loss on sale of marketable equity securities	-	(280,975)
Gain on acquisition	200,978	-
Foreign currency transaction loss	(435)	(301)
Total other income (expense)	184,388	(319,142)
Net income (loss) from continuing operations before income taxes	586,695	(447,495)

Discontinued operations:
Loss from discontinued operations	-	(93,310)
Total loss from discontinued operations	-	(93,310)
Income (loss) before income taxes	586,695	(540,805)
Income taxes (expense) benefit	(24,189)	14,468
Net income (loss)	562,506	(526,337)
Less: Net income (loss) attributable to noncontrolling interest	380,841	(64,225)
Net income (loss) attributable to China America Holdings, Inc.	$181,665	$(462,112)

Basic and diluted loss per common share:
Net income (loss) from continuing operations	$0.00	$0.00
Net income (loss) from discontinued operations	0.00	0.00
Net income (loss) per common share	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	151,810,792	135,810,792

Amounts attributable to China America Holdings, Inc.
Loss from continuing operations, net of tax	$562,506	$(497,252)
Discontinued operations, net of tax	-	(93,310)
Net loss	$562,506	$(590,562)

See notes to unaudited consolidated financial statements.

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:	(Restated)
Net income (loss)	$562,506	$(526,337)
Less: Loss from discontinued operations	-	(93,310)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	106,728	91,095
Gain on acquisition	(200,978)
Stock-based compensation	146,024	-
Loss on disposition of property and equipment	236	-
Allowance for doubtful accounts	-	3,032
Realized and unrealized loss on marketable equity securities	-	280,975
Changes in assets and liabilities:
Accounts receivable	185,340	727,147
Notes receivable	(1,005,835)	(515,227)
Inventory	784,989	815,403
Prepaid expenses and other current assets	(358,018)	937,694
Taxes receivable	70,970	-
Other assets	-	(4,318)
Accounts payable and accrued expenses	(209,344)	42,369
Taxes payable	224,866	(22,992)
Advances from customers	157,154	259,718
Deferred revenue	-	15,489
Net cash (used in) provided by continuing operations	464,638	2,197,358
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operations:
Net liabilities from discontinued operations	-	2,291
Loss from discontinued operations	-	(93,310)
Net cash (used in) provided by discontinued operations	-	(91,019)
Net cash (used in) provided by operating activities	464,638	2,106,339

Cash flows from investing activities:
Cash acquired in acquisition	42,308
Proceeds from sale of marketable equity securities	-	87,793
Purchase of property and equipment	(799,624)	-
Proceeds from property and equipment disposal	927	-
Prepaid expense-Deposit on TianJin construction	358,375	-
Increase in deposit on land use rights	-	(732,752)
Net cash flows used in investing activities	(398,014)	(644,959)

Cash flows from financing activities:
Proceeds from (repayment of) notes payable	1,083,962	(570,419)
Proceeds from (repayment of) related party advances	200,850	(133,875)
(Increase) decrease in restricted cash	(117,027)	345,632
Net cash flows provided by (used in) financing activities	1,167,785	(358,662)

Effect of exchange rate on cash	(112)	34,984
Net increase in cash	1,234,297	1,137,702
Cash - beginning of year	1,721,231	1,090,753
Cash - end of period	$2,955,528	$2,228,455

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$15,062	$64,549
Income taxes	$24,494	$3,235

See notes to unaudited consolidated financial statements.

 CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTH TRANSITON PERIOD ENDED SEPTEMBER 30, 2009 and THREE MONTH PERIOD ENDING DECEMBER 31, 2009

	China America Holdings, Inc. Shareholders
						Accumulated
	Common Stock, $.001 Par Value		Additional			Other
	Number of		Paid-in	Statutory	Accumulated	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Reserves	Deficit	Income	Interest	Income	Equity
Balance, December 31, 2008	135,810,792	$135,811	$19,661,352	$687,717	$(17,180,183)	$415,630	$4,913,442		$8,633,769
Common stock issued for services	16,000,000	16,000	273,000	-	-	-	-	-	289,000
Option expense for Aihua Hu			80,195						80,195
Appropriation of statutory reserves	-	-	-	16,604	(16,604)	-	-	-	-
Comprehensive loss:
Net loss for the period	-	-	-	-	(453,819)	-	91,768	(362,051)	(362,051)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	-	-	-	12,479	9,774	22,253	22,253
Other comprehensive income								22,253	22,253
Comprehensive loss	-	-	-	-	-	-	-	(339,798)	(339,798)
Balance, September 30, 2009	151,810,792	151,811	20,014,547	704,321	(17,650,606)	428,109	5,014,984		8,663,166

Appropriation of statutory reserves (unaudited)	-	-	-	72,185	(72,185)	-	-	-	-
Comprehensive loss:
Net loss for the period (unaudited)	-	-	-		181,665		380,841	562,506	562,506
Other comprehensive income, net of tax:
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	463	(65)	398	398
Other comprehensive income (unaudited)								398	398
Comprehensive loss (unaudited)	-	-	-	-	-	-	-	$562,904	562,904
Balance, December 31, 2009 (unaudited)	151,810,792	$151,811	$20,014,547	$776,506	$(17,541,126)	$428,572	$5,395,760		$9,226,070

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

On September 30, 2009, we entered into an agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole members of Shanghai Jinqian Chemical Co., Ltd. a company established under the laws of the PRC (“Jinqian”) to acquire their 100% ownership interest in Jinqian for cash of $73,140, the amount of its original registered capital.  Jinqian provides inspection services for specialty gas cylinders.

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
DECEMBER 31, 2009
Basis of Presentation

Change in Fiscal Year

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	"three months ended December 31, 2009" — October 1, 2009 through December 31, 2009.
•	"three months of fiscal 2008" — October 1, 2008 through December 31, 2008.
•	"2009 transition period" — January 1, 2009 through September 30, 2009.
•	"fiscal 2010" — October 1, 2009 through September 30, 2010.
•	"fiscal 2008" — January 1, 2008 through December 31, 2008.

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

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At December 31, 2009, the Company had deposits of approximately $2,955,299 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2009.

         At December 31, 2009 and September 30, 2009, our bank deposits by geographic area were as follows:

	December 31, 2009		September 30, 2009
	(Restated)
China	$2,955,299	99.99%	$1,721,002	99.99%
United States	229	0.01%	229	0.01%
Total cash and cash equivalents	$2,955,528	100.00%	$1,721,231	100.00%

Customer Concentration

Shanghai 3F New Materials Co., Ltd. and Changshu Zhongtian Chemical Trading Co., Ltd. represented 18% and 11% of our net revenues in the three months ended December 31, 2009, while Shanghai 3F New Materials Co., Ltd. and Changshu Zhongtian Chemical Trading Co., Ltd. represented 16% and 14% of net revenues in the three months ended December 31, 2008.

Notes Receivable

Notes receivable represents trade accounts receivable due from various customers where a Chinese bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $1,835,602 and $829,890 at December 31, 2009 and September 30, 2009, respectively.

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

Inventory

Inventory is stated at the lower of average cost or market; and consists of raw materials and finished goods. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, (ii) deposit on Tianjin’s construction in progress, (iii) other receivables. At December 31, 2009 and September 30, 2009, our consolidated balance sheets include prepaid expenses and other current assets of $819,790 and $552,460, respectively.

	December 31, 2009	September 30, 2009
	(Restated)
Prepayments to vendors	$746,109	$112,974
Deposit on TianJin construction	35,086	393,377
Others	38,595	46,109
Total	$819,790	$552,460

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

Income (loss) per Common Share

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

	December 31, 2009	September 30, 2009	December 31, 2008
Year end RMB: U.S. dollar exchange rate	6.8372	6.8376	6.8542
Average year-to-date RMB: U.S. dollar exchange rate	6.8360	6.8425	6.9623

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

	For the Three Months Ended
	December 31,
	2009	2008
	Unaudited	Unaudited
	(Restated)
Net income (loss)	$562,506	$(526,337)
Other comprehensive (loss) income, net of tax
Unrealized gain on marketable equity securities, net of tax	-	157,727
Unrealized foreign currency translation gain, net of tax	398	12,413
Total other comprehensive income, net of tax	398	170,140
Comprehensive (loss) income	562,904	(356,197)
Less: Comprehensive income attributable to the noncontrolling interests	380,776	(61,283)

Comprehensive (loss) income attributable to China America holdings, Inc.	$182,128	$(294,914)

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

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS

The December 31, 2009 unaudited financial statements included in our Form 10-Q filed on February 16, 2010, contained errors regarding the acquisition Jinqian and the our gain in connection with this acquisition .  Accordingly our unaudited consolidated balance sheet at December 31, 2009, which is included in this report, has been restated to properly record the transaction. The effect of correcting these errors in our balance sheet at December 31, 2009 was as follows:

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Consolidated Balance Sheet Data	December 31, 2009
	(Unaudited)		(Unaudited)
	As filed	Adjustments to Restate	Restated
Current assets:
Cash	$2,326,153	$629,375	$2,955,528
Notes receivable	$811,791	$1,023,811	$1,835,602
Inventory	$2,123,835	$(737,545)	$1,386,290
Prepaid expense and other current assets	$805,327	$14,463	$819,790
Total Current Assets	$8,664,776	$930,104	$9,594,880
Long term assets:
Property and equipment, net	$4,742,686	$3,977	$4,746,663
Total long-term assets	$6,590,963	$3,977	$6,594,940
Total assets	$15,255,739	$934,081	$16,189,820
Current liabilities
Accounts payable and accrued expenses	$573,952	$253,740	$827,692
Taxes payables	$647,415	$36,010	$683,425
Total current liabilities	$6,674,000	$289,750	$6,963,750
Shareholders' equity
Statutory reserves	$721,020	$55,486	$776,506
Accumulated deficit	$(17,847,043)	$305,917	$(17,541,126)
Accumulated other comprehensive income	$428,617	$(45)	$428,572
Total China America Holdings, Inc. shareholders’ equity	$3,468,952	$361,358	$3,830,310
Noncontrolling interest	$5,112,787	$282,973	$5,395,760
Total equity	$8,581,739	$644,331	$9,226,070
Total liabilities and equity	$15,255,739	$934,081	$16,189,820

Additionally, we restated our unaudited consolidated statement of operations for the three months ended December 31, 2009.  Components of this restatement include:

Consolidated Statement of Operations Data	For the Three Months Ended December 31, 2009
	(Unaudited)		(Unaudited)
	As filed	Adjustments to Restate	Restated
Net revenues	$11,065,692	$192,897	$11,258,589
Cost of sales	$10,109,302	$(445,047)	$9,664,255
Gross profit	$956,390	$637,944	$1,594,334
Selling expenses	$480,708	$189,642	$670,350
General and administrative	$240,209	$38,609	$278,818
Total operating expenses	$963,776	$228,251	$1,192,027
Total operating income (loss)	$(7,386)	$409,693	$402,307
Interest income	$1,843	$73	$1,916
Other income	$17,603	$(16,343)	$1,260
Gain on acquisition	$-	$200,978	$200,978
Total other expenses	$(320)	$184,708	$184,388
Income (loss) from continuing operations before income taxes	$(7,706)	$594,401	$586,695
Income (loss) before income taxes	$(7,706)	$594,401	$586,695
Income taxes (expense) benefit	$(74,229)	$50,040	$(24,189)
Net income (loss)	$(81,935)	$644,441	$562,506
Net income attributable to noncontrolling interest	$97,803	$283,038	$380,841
Net income (loss) attributable to China America Holdings, Inc.	$(179,738)	$361,403	$181,665

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Finally, we restated our unaudited consolidated statement of cash flows for the three months ended December 31, 2009.  Components of this restatement include:

Consolidated Statement of Cash flows Data	For the Three Months Ended December 31, 2009
	(Unaudited)		(Unaudited)
	As filed	Adjustments to Restate	Restated
Cash flows from operating activities:
Net income (loss)	$(81,935)	$644,441	$562,506
Depreciation and amortization	$106,603	$125	$106,728
Gain on acquisition	$-	$(200,978)	$(200,978)
Notes receivable	$18,151	$(1,023,986)	$(1,005,835)
Inventory	$41,866	$743,123	$784,989
Prepaid expenses and other current assets	$(611,254)	$253,236	$(358,018)
Taxes receivable	$43,147	$27,823	$70,970
Accounts payable and accrued expenses	$(319,535)	$110,191	$(209,344)
Taxes payable	$188,851	$36,015	$224,866
Net cash (used in) provided by continuing operations	$(125,352)	$589,990	$464,638
Net cash (used in) provided by operating activities	$(125,352)	$589,990	$464,638

Cash flows from investing activities:
Cash acquired in acquisition	$-	$42,308	$42,308
Purchase of property and equipment	$(796,811)	$(2,813)	$(799,624)
Net cash flows (used in) provided by investing activities	$(437,509)	$39,495	$(398,014)

Effect of exchange rate on cash	$(2)	$(110)	$(112)
Net increase in cash	$604,922	$629,375	$1,234,297
Cash - end of period	$2,326,153	$629,375	$2,955,528

NOTE 3 – ACQUISITION AND DISPOSITION

Jinqian

On September 30, 2009, we entered into an agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole owners of Jinqian, to acquire their 100% interest in Jinqian for 500,000 RMB (U.S. $73,140), the equivalent of Jinqian’s registered capital.  As of October 1, 2009 Jinqian’s net book value was $274,118 and its identifiable assets were the same as that of their respective fair market values.  As a result of this purchase agreement, we recognized a gain in the quarter ended December 31, 2009 on this bargain purchase equal to the difference between the $274,118 fair market value of the net assets and the $73,140 price we agreed to pay to acquire Jinqian. The Company considered the guidance under Accounting Standards Codification (ASC) Topic 805 regarding Business Combinations accounting for this transaction.

The following is a breakdown of the acquired nets assets and purchase price, including a $200,978 gain from bargain purchase price on the acquisition of Jinqian:

Purchase price	$73,140

Net Assets Acquired:
Total Assets	316,748
Minus: Liabilities	(42,630)
Total Net Assets Acquired	274,118
*100% ownership
Net Assets Acquired:	274,118

Net assets acquired in excess of purchase price
Gain on acquisition	$200,978

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Jinqian had occurred as of the following periods:

	CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
	UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2008
	China America Holdings, Inc.	Jinqian Chemical	China America Holdings, Inc. Pro-forma
Net revenues	$7,897,736	$577,750	$8,475,486
Cost of sales	7,672,629	564,579	8,237,208
Gross profit	225,107	13,171	238,278

Operating expenses:
Selling expenses	113,517	307	113,824
Consulting expense-related party	65,812	-	65,812
Compensation and related taxes	41,362	-	41,362
General and administrative	132,769	11,659	144,428
Total operating expenses	353,460	11,966	365,426
Total operating income (loss)	(128,353)	1,205	(127,148)

Other income (expenses):
Interest income	2,532	-	2,532
Interest expense	(36,366)	-	(36,366)
Interest expense-related party	(4,032)	-	(4,032)
Loss on disposition of property and equipment	-	-	-
Realized loss on sale of marketable equity securities	(280,975)	-	(280,975)
Foreign currency transaction loss	(301)	-	(301)
Total other expenses	(319,142)	-	(319,142)
Net income (loss) from continuing operations before income taxes	(447,495)	1,205	(446,290)

Discontinued operations:
Loss from discontinued operations	(93,310)	-	(93,310)
Total loss from discontinued operations	(93,310)	-	(93,310)
Income (loss) before income taxes	(540,805)	1,205	(539,600)
Income taxes (expense) benefit	14,468	(23)	14,445
Net income (loss)	(526,337)	1,182	(525,155)
Less: Net income (loss) attributable to noncontrolling interest	57,615	-	57,615
Net income (loss) attributable to China America Holdings, Inc.	$(468,722)	$1,182	$(467,540)

Basic and diluted loss per common share:
Net (loss) income from continuing operations			$0.00
Net (loss) income from discontinued operations			0.00
Net loss per common share			$0.00

Weighted average number of shares outstanding:
Basic and diluted			135,810,792

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Biometrics Segment

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

	December 31,	December 31,
	2009	2008
Net Revenues	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	-	93,310
Loss from discontinued operations	-	(93,310)
Gain from disposal of discontinued operations	-	-
Total loss from discontinued operations	$-	$(93,310)

NOTE 4 - INVENTORIES

At December 31, 2009 and September 30, 2009, inventories consisted of:

	December 31, 2009	September 30, 2009
	(Restated)
Raw materials	$1,158,306	$1,987,680
Finished goods	227,984	177,887
Total	$1,386,290	$2,165,567

NOTE 5 – DUE TO RELATED PARTIES AND SIGNIFICANT HOLDERS

At December 31, 2009 and September 30, 2009, due to related parties, consists of the following:

	December 31, 2009	September 30, 2008
Due to Aihua Hu	$15,615	$10,693
Due to Ying Ye	58,503	58,500
Due to Liang Wenjuan	14,626	14,625
Due to China Direct Industries, Inc.	486,601	144,649
	$575,345	$228,467

Mr. Aihua Hu, CEO of AoHong and a principal shareholder of the Company, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

At December 31, 2009, we reflected $486,601 due to China Direct Industries, Inc. comprised of the followings:

	December 31, 2009	September 30, 2009
Interest payable	$21,742	$17,710
Professional fees	318,835	126,939
Consulting services	146,024	0
	$486,601	$144,649

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

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2009 and September 30, 2009, property and equipment consisted of the following:

	Estimated Life	December 31, 2009	September 30, 2009
		(Restated)
Buildings	20 years	$1,521,347	$1,515,412
Auto and Truck	5 years	308,668	303,365
Manufacturing Equipment	10 years	2,143,369	2,089,014
Office Equipment	5-7 years	41,510	52,349
Construction in Progress	-	1,396,488	678,385
		5,411,382,	4,638,525
Less: Accumulated Depreciation		(664,719)	(589,240)
		$4,746,663	$4,049,285

For the three months ended December 31, 2009 and 2008, depreciation expense amounted to $102,492 and $90,572, respectively.

NOTE 7 - LAND USE RIGHTS

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2009 and September 30, 2009:

	December 31,	September 30,
	2009	2009
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on February 25, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co. Ltd. amount of $546,350.	$435,851	435,825
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on January 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $478,705. This note was satisfied at maturity (1)	381,735	381,713
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on May 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $425,613.	425,613	-
Notes payable to Country Commercial Bank HuaTing Branch, due on October 9, 2010. Interest only payable quarterly at an annual rate of 5.841%. Secured by the buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai.	365,647	-
Bank acceptances payable, non-interest bearing. Secured by restricted cash of $994,559 and 877,501 at December 31, 2009 and September 30, 2009 payable on demand.	2,486,398	2,193,752
Note payable to individual, due on demand with interest due at 10% per annum and unsecured.	25,000	25,000
Total	4,120,244	3,036,290
Less: current position	(4,120,244)	(3,036,290)
Long-Term portion of notes payable	$-	$-
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

Stock Option Grants

Stock option activity for the three months ended December 31, 2009 is summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at December 30, 2008	7,900,000	$0.08
Granted	1,000,000	0.20
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2009	8,900,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	(250,000)	0.19
Balance at December 31, 2009	8,650,000	$0.09

The following table summarizes the Company's stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.07-0.08	7,250,000	2.54 Years	$0.073	7,250,000	$0.073
0.19-0.20	1,400,000	1.51 Years	0.200	1,400,000	0.200
	8,650,000		$0.094	8,650,000	$0.094

Common Stock Warrants

Stock warrant activity for the three months ended December 31, 2009 is summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2008	800,113	$0.16
Granted	-	-
Exercised	-	-
Forfeited	(2,450,000)	0.50
Balance at September 30, 2009	61,350,113	$0.14
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2009	61,350,113	$0.14

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

NOTE 11 - FOREIGN OPERATIONS

As of December 31, 2009 substantially all of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at December 31, 2009 and September 30, 2009 as well as net revenues for the three months ended December 31, 2009 and 2008 are as follows:

	United	People's Republic
	States	of China	Total
Net Revenues for the three months ended December 31, 2009	$-	11,258,589	11,258,589
Net Revenues for the three months ended December 31, 2008	-	7,897,736	7,897,736
Identifiable assets at December 31, 2009	229	16,189,591	16,189,820
Identifiable assets at September 30, 2009	$229	$13,879,560	$13,879,789

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

NOTE 13 - STATUTORY RESERVES

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

Aohong
Balance - December 31, 2008	$687,717
Additional to statutory reserves	16,604
Balance - September 30, 2009	$704,321
Additional to statutory reserves	72,185
Balance - December 31, 2009	$776,506

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

Our Performance

During the three months ended December 31, 2009 our revenues increased by approximately 43% as compared to the same period in fiscal 2008 due to higher sales volume partially offset with lower selling unit prices, while our total assets increased by approximately 17% as of December 31, 2009 compared to September 30, 2009 and our total liabilities increased by approximately 33%.  In addition, sales of higher margin repackaged liquid coolants increased by $1.9 million and now represents 50% of our net revenues for the three months ended December 31, 2009 as compared to 46% in the same period in fiscal 2008.  These increases in assets and liabilities are primarily due to an approximate $1.2 million increase in cash and an approximate $267,000 increase prepaid expenses related to $1.1 million in short-term borrowings.  Our gross profit margin percentage also increased to 14% for the three months ended December 31, 2009 as compared to 3% during the same period of fiscal 2008.

Our Outlook

Our increase in net revenues of approximately 43% for the three months ended December 31, 2009 over the same period of fiscal 2008 is indicative of the current economic recovery. Our outlook is to continue our cost savings efforts and increased efficiency in our operations during this volatile economy. Our revenues have historically increased during our peak season, which is from March through July. Due to the seasonality associated with our business, we expect the trend of increasing revenues to continue through the second quarter of fiscal 2010.

RESULTS OF OPERATIONS

The following table provides selected financial data for the three months ended December 31, 2009 and 2008.

	Three months ended December 31,
	2009		2008
	(Restated)
	Dollar	Percent	Dollar	Percent
Net Revenues	$11,258,589	100%	$7,897,736	100%
Cost of revenues	9,664,255	86%	7,672,629	97%
Gross profit	1,594,334	14%	225,107	3%
Operating expenses	1,192,027	11%	353,460	4%
Operating income (loss)	402,307	4%	(128,353)	-2%
Other expenses	184,388	2%	319,142	4%
Net income (loss)	562,506	5%	(526,337)	-7%
Net income (loss) attributable to China America Holdings, Inc.	181,665	2%	(462,112)	-6%

Net Revenues. Our net revenues increased approximately 43% for the three months ended December 31, 2009 from the comparable period in fiscal 2008.  Our net revenues increased due to increased demand for our products due to the economic recovery as we have witnessed approximately 50% to 135% higher sales volume across most of our product lines.  We expect that this trend of increasing demand will continue into the later part of fiscal 2010. The increase was also due to our acquisition of Jinqian which contributed an additional $193,000 in net revenues.

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

AoHong generates all of its net revenues from the sale and distribution of assorted liquid coolants which are utilized in a variety of applications, and repackaging bulk quantities of liquid coolants into smaller packaging for resale and distribution.  During the three months ended December 31, 2009 and 2008, our revenues were generated by the following activities:

	For the Three months ended December 31,
	2009	2008
Distribution of bulk quantities of liquid coolants directly to customers who in turn resell the product	44%	47%
Sales of liquid coolants which had been purchased in bulk and repackaged into smaller qualities for resale	50%	46%
Custom mixing of various raw materials in accordance with customer specifications into a new product	6%	7%
Total	100%	100%

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

Cost of revenues and gross profit. Cost of sales includes the cost of raw material, and applied manufacturing overhead for repackaging and custom mixing.  For the three months ended December 31, 2009, our cost of goods sold as a percentage of net revenues was approximately 86% compared to approximately 97% during same period in fiscal 2008. Conversely, our gross profit percentage increased to approximately 14% during the current quarter compared to approximately 3% during the same period of fiscal 2008.  This increase in gross profit percentage during the three months ended December 31, 2009 was mainly due to lower raw materials costs as result of our acquisition of Jinqian during the three month period ended December 31, 2009.  Further this increase was also due to our cost savings efforts and lower raw materials costs, increased efficiencies as a result of the use of new equipment in our manufacturing and storage operations, and the approximate $1.9 million increase in sales of higher margin repackaged liquid coolants which now represent 50% of our net revenues for the three months ended December 31, 2009 as compared to 46% in the same period in fiscal 2008.

Operating expenses. Our total operating expense increased approximately 237% for the three months ended December 31, 2009 from the comparable period in fiscal 2008 primarily as a result of the following:

•
Selling expenses which consists of shipping and freight and other selling expenses were approximately 6% of net revenues for the current quarter as compared to approximately 1% for the same period of fiscal 2008. The increase in selling expenses as a percentage of sales was attributable to $190,000 additional selling expenses in our Jinqian subsidiary and higher shipping costs due to higher unit sales volume accompanied with lower unit sales price, and a 20% increase in travel expenses as our sales force expanded their sales territory outside of Shanghai in response to increased local competition and to satisfy demand in other regions;

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

•
Compensation and related taxes increased by approximately 43% during the current quarter compared to the same period in fiscal 2008. This increase was primarily due to higher commissions paid based on higher sales compared to salaries that were paid based on hourly wages prior to the same quarter of fiscal 2008

•
General and administrative expenses increased approximately 81% during the current quarter compared to the same period in fiscal 2008.  This increase is primarily due to $39,000 additional general and administrative expenses in our Jinqian subsidiary and approximately $84,000 one-time expense for accounting and other professional fees charged by China Direct Industries, Inc. in the current quarter.

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

Total other (expenses.) Total other expense decreased for the three months ended December 31, 2009 by $503,530 compared to the same period in fiscal 2008.  The decrease was mainly attributable to $200,978 gain on acquisition of Jinqian along with the absence of the $280, 975 realized loss on sale of marketable equity securities in the three months ended December 31, 2008 and a decrease in interest expense of $21,301 as a result of lower interest rates on approximately $890,000 of notes payable .

Discontinued operations. Loss from discontinued operations during the three months ended December 31, 2009 decreased by $93,310 compared to the same period of fiscal 2008 due to the absence of the loss incurred as a result of the discontinuation of our Biometric segment in January 2009. We do not expect to incur additional expenses from discontinued operations in the current fiscal 2010.

Income tax expense. Income tax expense during the three months ended December 31, 2009 increased approximately $38,657 compared to the same period of fiscal 2008 due to the absence of an income tax benefit in the same period of fiscal 2008 and an increase in income generated in China.  We did not generate significant revenues in the U.S. in any period presented and incurred corporate expenses and therefore have a net loss carryforward for U.S. income tax purposes.

Net (loss) income. Net income during the three months ended December 31, 2009 of $5626,506 reflects an increase of $1.1 million compared to a net loss during the same period in fiscal 2008 of $526,337.  This translates into net income per common share of $0.00 for all periods presented.

Net loss attributable to China America Holdings, Inc. Net loss attributable to China America Holdings increased $445,066 as a result of attributing 43.92% of net income (loss) derived from Aohong in the amounts of $867,124 and ($146,232) for the current quarter and same period in fiscal 2008, respectively, to the noncontrolling interest holders and absorbing 100% of the corporate expenses resulting from the responsibilities of being a public entity.

Unrealized Foreign currency translation gain and Comprehensive loss. The functional currency of our subsidiary operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiary is translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported an unrealized foreign currency translation gain of $398 for the current quarter and $12,413 for the comparable period in fiscal 2008. Additionally, during the three months ended December 31, 2008 we recorded an unrealized gain on marketable equity securities of $157,727 which was not replicated in the current quarter.  These non-cash gains had the effect of reducing our reported comprehensive loss.  During the current quarter total comprehensive income was $562,904 and comprehensive income attributable to China America Holdings, Inc. was $182,128 compared to the comparable period in fiscal 2008 with total comprehensive income of $356,197 and comprehensive loss attributable to China America Holdings, Inc. of $294,914.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected comparative financial information from our balance sheets at December 31, 2009 and September 30, 2009.

	December 31, 2009	September 30, 2009	Increase (Decrease)%
	(Restated)
Working capital	$2,631,130	$2,878,476	$(247,346)	-9%
Cash	2,955,528	1,721,231	1,234,297	72%
Total current assets	9,594,880	8,095,099	1,499,781	19%
Total assets	16,189,820	13,879,789	2,310,031	17%
Total current liabilities	6,963,750	5,216,623	1,747,127	33%
Total liabilities	$6,963,750	$5,216,623	$1,747,127	33%

We maintain cash balances in the United States and China. At December 31, 2009 and September 30, 2009, bank deposits by geographic area, were as follows:

	December 31, 2009		September 30, 2009
	(Restated)
China	$2,955,299	99.99%	$1,721,002	99.99%
United States	229	0.01%	229	0.01%
Total cash and cash equivalents	$2,955,528	100.00%	$1,721,231	100.00%

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

The following table provides certain comparative information on the changes in our total assets and total liabilities at December 31, 2009 from December 31, 2008:

	December 31, 2009	September 30, 2009	Increase (Decrease)%
	(Restated)
Accounts receivable, net	$2,597,670	$2,782,814	$(185,144)	-7%
Notes receivable	1,835,602	829,890	1,005,712	121%
Inventories, net	1,386,290	2,165,567	(779,277)	-36%
Prepaid expense and other	819,790	552,460	267,330	48%
Restricted cash	994,559	877,501	117,058	13%
Property and equipment, net and land use rights	4,746,663	4,049,285	697,378	17%
Other assets	29,251	29,250	1	0%
Notes payable	4,520,244	3,436,290	1,083,954	32%
Accounts payable and accrued expenses	827,692	893,391	(65,699)	-7%
Advances from customers	357,044	199,905	157,139	79%
Taxes payable	683,425	458,570	224,855	49%
Due to related parties	$575,345	$228,467	$346,878	152%

Our working capital decreased $247,346 to $2,631,130 at December 31, 2009 from working capital of $2,878,476 at September 30, 2009. This decrease in working capital is primarily attributable to an increase in notes payable of $1,083,954, a decrease in accounts receivable of $185,144, and a decrease in inventories of $779,277 partially offset by a, increase in cash of $1,234,297, decrease in accounts payable of $65,699 and increase in prepaid expenses of $267,330.

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

At December 31, 2009, inventories decreased 36% from September 30, 2009; this decrease is primarily attributable to gradual release of inventory after a build-up of inventory during the summer months to satisfy higher demand of coolants in the summer with inventory levels decreasing during the winter months.

At December 31, 2009, prepaid expenses and other current assets increased approximately 48% from September 30, 2009.  These amounts consist primarily of deposits made on construction in progress of our Tianjin facility, prepayments to vendors for ordered goods that have not been shipped, and other prepaid expenses such as insurance and deposits for marketing and sales meeting facilities.  The increase is primarily attributable to an approximately $619,000 increase in prepayments to vendors for future delivery of inventory in anticipation of an increase in seasonal demand partially offset by an approximately $358,000 decrease in deposits on construction of manufacturing facilities in Tianjin City.

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

At December 31, 2009, accounts payable and accrued expenses decreased 7% from September 30, 2009. This decrease is primarily due to timing differences of payments made against payables and new orders placed during the ordinary course of business.

At December 31, 2009, advances from customers increased 79% from September 30, 2009. Advances from customers represent deposits on orders we require before we shipped goods to our customers, this increase is mainly due to an increase in orders during the three months ended December 31, 2009.

At December 31, 2009, taxes payable increased 49% from September 30, 2009.  This increase is primarily due to the larger provision for income tax during the current period due to higher net income in AoHong.

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

Cash Flow Activities

For the three months ended December 31, 2009, net cash provided by operating activities from continued operations amounted to $464,638. We received cash to from our net income from continued operations of $562,506 as well as for a decrease in accounts payable and accrued expenses $209,344. These uses of cash were partially offset by net non-cash adjustments to net loss of $52,010, decreases in accounts receivable of $185,340, an increase in taxes payable of $224,866 and an increase in advances from customers of $157,154.

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

For the three months ended December 31, 2009, net cash used in investing activities was $398,014 and was attributable to the purchase of property and equipment of $799,624, which included the acquisition of manufacturing equipment for our Shanghai facility, this amount was partially offset by the decrease in prepaid construction for the Tianjin facility of $358,375 which was reclassified to fixed assets upon delivery of the equipment.

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

As a result of the above, net cash increased by $1,234,297 during the three months ended December 31, 2009 as compared to a net cash increase of $1,137,702 during the comparable period of fiscal 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer initially concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC  reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.  However, on May 18, 2010 our Board of Directors determined that our financial statements for the three months ended December 31, 2009 could not be relied upon because the financial statements contained an error related to our accounting for the acquisition of Jinqian.  As a result of this error, we have restated our financial statements for the quarter ended December 31, 2009 included in this report. Based upon this restatement, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective as a result of a material weakness.  This material weakness was a lack of controls over the accounting for our acquisition of Shanghai Jinqian Chemical Co., Ltd. as described in Note 2 to Financial Statements included in this report.

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

Management believes the actions described above will remediate this material weakness we have identified and strengthen our internal control over financial reporting. We expect this material weakness will be remediated by September 30, 2010. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify the remediation measure described above.

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

ITEM 4.  (Removed and Reserved)

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

 CHINA AMERICA HOLDINGS, INC.

Date: June 4, 2010	By: /s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer