Form 10-Q
period 2010-06-30
CHINA AMERICA HOLDINGS, INC.
filed 2010-08-16
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 168,710,792 shares of common stock are issued and outstanding as of August 11, 2010.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

“China America” “we,” “us,” “ours,” and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and our subsidiaries;

“China Chemical” refers to China Chemical Group, Inc., a Florida corporation and a wholly owned subsidiary of China America;

“AoHong” refers to Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong’s wholly owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company, (“Binghong”), and Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company, (“Wuling”),  AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company (“AoHong Tianjin”); Shanghai Jinqian Chemical Co. Ltd. a Chinese limited liability company (“Jinqian”), and Guangzhou Jianxin Enterprise Co., Ltd., a Chinese limited liability company (“Jianxin”);

“PRC” or “China” refers to the People’s Republic of China, and

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods that are covered in this report as follows:

•	“three months ended June 30, 2010” — April 1, 2010 through June 30, 2010.
•	“three months ended June 30, 2009” — April 1, 2009 through June 30, 2009.
•	“first nine months ended June 30, 2010” — October 1, 2009 through June 30, 2010.
•	“nine months ended June 30, 2009” — October 1, 2008 through June 30, 2009.
•	“fiscal 2010” — October, 1, 2009 through September 30, 2010.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.

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

•	our ability to raise sufficient capital to satisfy our obligations,
•	the possible deconsolidation of AoHong,
•	continuing operating losses and lack of profitable operations,
•	pricing pressure which has decreased our gross margins,
•	the risk of doing business in the People's Republic of China,
•	our ability to raise capital as needed,
•	risks associated with the lack of experience of our sole officer with U.S. public companies,
•	volatility in raw material costs,
•	restrictions on currency exchange,
•	dependence on key personnel,
•	difference in legal protections under Chinese and U.S. laws,
•	enhanced government regulation,
•	compliance with environmental laws,
•	limited insurance coverage,
•	market overhang from outstanding warrants and options,
•	absence of corporate governance protections, and
•	the impact of the penny stock rules on the trading in our common stock.

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

ii

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	September 30, 2009
ASSETS	Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$3,312,067	$1,721,231
Accounts receivable, net	4,186,056	2,782,814
Notes receivable	80,817	829,890
Inventory	3,647,027	2,165,567
Taxes receivable	-	43,137
Prepaid expense and other current assets	1,026,310	159,083
Total current assets	12,252,277	7,701,722
LONG-TERM ASSETS:
Restricted cash	3,071,184	877,501
Property and equipment, net	6,559,083	4,442,662
Land use right, net	819,424	828,654
Other assets	29,375	29,250
Total other assets	10,479,066	6,178,067
Total assets	$22,731,343	$13,879,789

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$7,426,071	$3,036,290
Notes payable-related party	494,000	400,000
Accounts payable and accrued expenses	2,942,870	893,391
Advances from customers	1,141,962	199,905
Taxes payables	637,804	458,570
Derivative liability	71,711	-
Due to related parties	451,687	228,467
Total current liabilities	13,166,105	5,216,623
EQUITY:
China America Holdings, Inc. shareholders' equity
Common stock: $.001 par value, 500,000,000 shares authorized; 168,710,792 and 151,810,792 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	168,711	151,811
Additional paid-in capital	20,266,787	20,014,547
Statutory reserves	826,521	704,321
Accumulated deficit	(17,740,586)	(17,650,606)
Accumulated other comprehensive income	472,839	428,109
Total China America Holdings, Inc. shareholders' equity	3,994,272	3,648,182
Noncontrolling interest	5,570,966	5,014,984
Total equity	9,565,238	8,663,166
Total liabilities and equity	$22,731,343	$13,879,789
See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$14,018,162	$8,185,254	$33,832,116	$22,312,182
Cost of sales	12,762,408	7,320,478	30,415,883	20,735,197
Gross profit	1,255,754	864,776	3,416,233	1,576,985
Operating expenses:
Selling expenses	424,943	314,058	1,334,822	648,925
Loss on disposition of property and equipment	-	-	236	61,958
Consulting expense-related party	68,000	109,000	307,024	274,812
General and administrative	394,458	257,723	1,192,631	606,976
Total operating expenses	887,401	680,781	2,834,713	1,592,671
Total operating income (loss)	368,353	183,995	581,520	(15,686)
Other income (expenses):
Interest expense	(21,018)	(123)	(49,067)	(55,050)
Interest expense-related party	(4,663)	(7,934)	(12,687)	(11,966)
Other income (expense)	(65,456)	1,875	(45,107)	(1,906)
Gain on acquisition	-	-	200,978	-
Realized loss on sale of marketable equity securities	-	-	-	(280,975)
Total other income (expenses)	(91,137)	(6,182)	94,117	(349,897)
Net income (loss) from continuing operations before income taxes	277,216	177,813	675,637	(365,583)
Discontinued operations:
Loss from discontinued operations	-	-	-	(174,560)
Total loss from discontinued operations	-	-	-	(174,560)
Income (loss) before income taxes	277,216	177,813	675,637	(540,143)
Income taxes (expense) benefit	(29,385)	(102,699)	(87,435)	(115,031)
Net income (loss)	247,831	75,114	588,202	(655,174)
Net income attributable to noncontrolling interest	(209,589)	(87,805)	(555,982)	(26,885)
Net income (loss) attributable to China America Holdings, Inc.	$38,242	$(12,691)	$32,220	$(682,059)

Basic and diluted loss per common share:
Net income (loss) from continuing operations	$0.00	$0.00	$0	$(0)
Net income (loss) from discontinued operations	-	-	-	(0)
Net loss per common share	$0.00	$0.00	$0	$(0)

Weighted average number of shares outstanding:
Basic and diluted	161,377,459	141,272,331	156,986,616	137,631,304

Amounts attributable to China America Holdings, Inc.
Income (loss) from continuing operations, net of tax	$38,242	$(12,691)	$32,220	$(507,499)
Loss from discontinued operations, net of tax	-	-	-	(174,560)
Net (loss) income	38,242	(12,691)	$32,220	$(682,059)
See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$588,202	$(655,174)
Less: Loss from discontinued operations	-	(174,560)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	331,001	257,310
Amortization of land use rights	12,710	3,982
Stock-based consulting fee	364,724	209,000
Warrant cost adjustment	44,127	-
Gain on acquisition	(200,978)	-
Loss on disposition of property and equipment	236	61,958
Realized and unrealized loss on marketable equity securities	-	280,975
Changes in assets and liabilities:
Accounts receivable	(1,385,978)	(8,282)
Notes receivable	749,681	278,764
Inventory	(1,461,057)	294,946
Prepaid expenses and other current assets	(595,448)	822,428
Taxes receivable	43,152	-
Taxes payable	204,417	6,759
Accounts payable and accrued expenses	1,967,722	836,956
Advances from customers	937,545	422,982
Net cash provided by continuing operations	1,600,056	2,987,164
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operations:
Net liabilities from discontinued operations	-	2,291
Loss from discontinued operations	-	(174,560)
Net cash (used in) provided by discontinued operations	-	(172,269)
Net cash provided by operating activities	1,600,056	2,814,895
Cash flows from investing activities:
Cash acquired from acquisition	42,308	-
Cash used in acquisition	(73,151)	-
Proceeds from sale of marketable equity securities	-	87,793
Purchase of property and equipment	(2,420,101)	(270,269)
Proceeds from property and equipment disposal	927	-
Purchase land use rights	-	(750,776)
Net cash flows used in investing activities	(2,450,017)	(933,252)
Cash flows from financing activities:
Proceeds from (repayment of) notes payable	4,359,934	(890,442)
Proceeds from (repayment of) related party advances	248,894	(133,245)
Increase in restricted cash	(2,181,430)	(180,435)
Net cash flows provided by (used in) financing activities	2,427,398	(1,204,122)
Effect of exchange rate on cash	13,399	69,268
Net increase in cash	1,590,836	746,789
Cash - beginning of year	1,721,231	1,090,753
Cash - end of period	$3,312,067	$1,837,542
Supplemental disclosure of cash flow information:
Cash paid for interest	$55,426	$60,403
Cash paid for income taxes	$66,122	$7,153
Supplemental disclosure of non cash investing and financing activities:
Non cash Investing:
Reclassification from prepaid expense-deposit on
Tianjin construction to property and equipment	$393,516	$-
Acquisition details:
Fair value of assets acquired	$316,748	$-
Liabilities assumed	$42,630	$-
See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE PERIOD ENDED JUNE 30, 2010 AND SEPTEMBER 30, 2009
	China America Holdings, Inc. Shareholders
	Common Stock, $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Comprehensive Income	Total Equity
Balance, December 31, 2008	135,810,792	$135,811	$19,661,352	$687,717	$(17,180,183)	$415,630	$4,913,442		$8,633,769
Common stock issued for services	16,000,000	16,000	273,000	-	-	-	-	-	289,000
Option expense for Aihua Hu			80,195						80,195
Comprehensive loss:
Appropriation of statutory reserves	-	-	-	16,604	(16,604)	-	-	-	-
Net loss for the period	-	-	-	-	(453,819)	-	91,768	(362,051)	(362,051)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	-	-	-	12,479	9,774	22,253	22,253
Other comprehensive income								22,253	22,253
Comprehensive loss	-	-	-	-	-	-	-	(339,798)	(339,798)
Balance, September 30, 2009	151,810,792	151,811	20,014,547	704,321	(17,650,606)	428,109	5,014,984		8,663,166
Common stock issued for services	16,900,000	16,900	279,824	-	-	-	-	-	296,724
Cumulative effect of change in accounting principle adoption of
ASC 815 effective January 1, 2009			(27,584)						(27,584)
Comprehensive income (loss):
Appropriation of statutory reserves	-	-	-	122,200	(122,200)	-	-	-	-
Net (loss) income for the period	-	-	-		32,220		555,982	588,202	588,202
Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	-	-	-	44,730	-	44,730	44,730
Other comprehensive income								44,730	44,730
Comprehensive income (loss)	-	-	-	-	-	-	-	$632,932	632,932
Balance, June 30, 2010 (unaudited)	168,710,792	$168,711	$20,266,787	$826,521	$(17,740,586)	$472,839	$5,570,966		$9,565,238
See notes to unaudited consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Effective June 27, 2007, we entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co., Ltd. ("AoHong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.08% of the membership interests of AoHong from that company in exchange for $3,380,000 to be invested in AoHong between September 30, 2007 and July 27, 2009. As part of the transaction, 12,500,000 shares of our common stock valued at $1,187,500 were issued to Mr. Hu. As of December 31, 2009 we owe $1,780,000 to AoHong which has orally agreed to extend the due date for payment of this amount to on or before November 20, 2010. See Note 13 – Commitments and Contingencies.

AoHong generates revenues through the sales of Freon-based chemical products, which are used as refrigerants in air-conditioning, refrigerators, and automobile air conditioning systems; and in petrochemical and pharmaceutical industries in the manufacturing of vesicants, sprays, fire extinguishers, and related products.

AoHong offers two broad categories of Freon-based products:

•	Single Freon-based chemical products, which we buy in bulk and distribute in either bulk quantities or retail packages we repackage;
•	Multiple Freon-based chemical products, which we custom mix based on our customers’ specifications and sold in either bulk or retail packages.

Customers of AoHong include manufacturers of automobiles, refrigerators, air conditioners, chemicals, and pharmaceuticals as well as distributors of coolants. Historically, AoHong has witnessed a seasonal surge in demand for refrigerant products from March to July.

AoHong was established in February 2000 as Shanghai AoHong Industry Co., Ltd. On July 5, 2007 AoHong changed its name to Shanghai AoHong Chemical Co., Ltd.. AoHong has five wholly-owned subsidiaries including Shanghai Binghong Trading Co., Ltd. which was established in March 2002, and Shanghai Wuling Environmental Material Co., Ltd. which was established in January 2005.

In November 2008, AoHong created AoHong (Tianjin) Chemical Co., Ltd., a Chinese limited liability company as a wholly owned subsidiary, (“AoHong Tianjin”), to expand its distribution channels to the Beijing region.  AoHong Tianjin serves as a second production base in northern China.

On September 30, 2009, Wuling, our 100% owned subsidiary, entered into a membership interest exchange agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole members of Shanghai Jinqian Chemical Co., Ltd., a company established under the laws of the PRC (“Jinqian”) to acquire 100% of the outstanding ownership interest of Jinqing for $73,140, the amount of its original registered capital.  Jinqian provides inspection services for specialty gas cylinders.

        The consolidated financial statements include our operations, and that of all of our subsidiaries, including those operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company account balances and transactions have been eliminated.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the nine month transition period ended September 30, 2009 and notes thereto contained in the Transition Report on Form 10-KT as filed with the SEC. The results of operations for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results for the full year ending September 30, 2010.  Our unaudited consolidated statements include wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.  The financial statements have been reclassified to reflect the impact of discontinued operations.

Restatement of Previously Filed Interim Financial Statements

On May 17, 2010 our Board of Directors determined that our previously issued financial statements for the three months ended December 31, 2009 as included in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 16, 2010 could no longer be relied upon.

We inadvertently booked a reverse entry twice while accounting a trade transaction with Jinqian and as a result we understated cost of goods sold by $738,382, tax payable by $712 and foreign currency translation gain by $126, and overstated our inventory by $737,544 as included in our financial statements for the three months ended December 31, 2009 as included in our Quarterly Report on Form 10-Q.

Additionally, on September 30, 2009, we entered into a share purchase agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole owners of Jinqian, to acquire 100% of the outstanding shares of Jinqian for 500,000 RMB (U.S. $73,140), the equivalent of Jinqian’s registered capital.  As of October 1, 2009 Jinqian’s net book value was $274,118 and its identifiable assets were the same as that of their respective fair market values.  As a result of this share purchase agreement, we should have consolidated this entity’s financial results and recognized a gain in the quarter ended December 31, 2009 on this bargain purchase equal to the difference between the $274,118 fair market value of the net assets and the $73,140 price we agreed to pay to acquire Jinqian.

Through our internal review we discovered these errors and determined that it would require a restatement to include our acquisition of Jinqian, its financial results and the related accounting error corrections, as part of our consolidated financial statements beginning October 1, 2009, as well as to account for a gain upon our acquisition of Jinqian. Accordingly, the consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for the three month period ended December 31, 2009 have been restated in our Quarterly Report on Form 10-Q for the three month period ended December 31, 2009 filed with the SEC on June 4, 2010. In addition, our financial statements for the nine months ended June 30, 2010 included in this report properly include Jinqian as a consolidated entity.

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

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. At June 30, 2010, we had deposits of approximately $3,287,341 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2010.

At June 30, 2010 and September 30, 2009, our bank deposits by geographic area were as follows:

	June 30, 2010		September 30, 2009
China	$3,287,341	99.25%	$1,721,002	99.99%
United States	24,726	0.75%	229	0.01%
Total cash and cash equivalents	$3,312,067	100.00%	$1,721,231	100.00%

Customer Concentration

Shanghai 3F New Materials Co., Ltd. and Hangzhou Fuming Refrigeration Co., Ltd. represented 20% and 9% of our net revenues in the nine months ended June 30, 2010, while Shanghai 3F New Materials Co., Ltd. and Hangzhou Fuming Refrigeration Co., Ltd. represented 16% and 12% of net revenues in the nine months ended June 30, 2009.

Notes Receivable

Notes receivable represents trade accounts receivable due from various customers where a Chinese bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, we have experienced no losses on notes receivable. Our notes receivable totaled $80,817 and $829,890 at June 30, 2010 and September 30, 2009, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, customer's payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts of collection. As of June 30, 2010 and September 30, 2009, we have recorded an allowance for doubtful accounts of $176,449 and $175,701, or approximately 4% and 6% of gross accounts receivable, respectively.

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

Derivative Liability

Pursuant to FASB ASC 815, derivative instruments are recognized as either assets or liabilities, depending on the rights or obligations in each series of our derivative offerings. When these instruments clearly meet the definition of a derivative liability due to the inherent obligations, they are classified either as current or long-term derivative liabilities depending on whether they are currently exercisable or there are restrictions on the ability of the holders to exercise such derivative instruments, and to be recorded at their then current fair market value. We perform a mark-to-market valuation on a quarterly basis using the Black-Scholes Option Pricing Model with gains and losses to be recognized in the current earnings. As of June 30, 2010 our derivative liability associated with 8,350,001 common stock purchase warrants is $71,711.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, and (ii) other receivables. At June 30, 2010 and September 30, 2009, our consolidated balance sheets include prepaid expenses and other current assets of $1,026,310 and $159,083, respectively. In our Transition Report on Form 10-KT for the transition period ended September 30, 2009, our reported prepaid expenses and other current assets included $393,377 as a deposit on Tianjin’s construction in progress. In the third quarter of fiscal 2010 we reclassified it as Construction in Progress (CIP) in our long-term assets.

Plant, Property and Equipment

We sell and distribute assorted chemicals in China.  Our main products are liquid coolants, which are employed primarily as refrigerants in air conditioning systems.  Most of our plant and equipment are used to store such chemicals. They are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The costs of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. As part of our accounting policies and procedures we perform an impairment analysis on an annual basis.

Our business is highly regulated.  Any negative change in regulatory and environmental policies, technical specifications, and customer acceptance of our products may have an adverse effect on our business operations, including any possible cessation of our operating activities, which could impair the usefulness and fair market value of our plant, property and equipment.  These changes in circumstances and other changes we may encounter in the future may require us to perform an impairment analysis of our plant, property and equipment more often, rather than on an annual basis.

Impairment of Long-Lived Assets

We have adopted subtopic 360-10-35-17 of the FASB Accounting Standards Codification for long-lived assets. Our business is highly regulated.  Any negative change in regulatory and environmental policies, technical specifications, and customer acceptance of our products may have an adverse effect on our business operations, including any possible cessation of our operating activities, which could impair the usefulness and fair market value of our plant and equipment. These changes in circumstances and other changes we may encounter in the future may require us to perform an impairment analysis of our long-lived assets more often, rather than on an annual basis.

As part of our accounting policies and procedures we perform an impairment analysis on an annual basis. We performed our last impairment analysis on or around September 30, 2009, and determined that there was no impairment to our long-lived assets other than our scheduled depreciation on a straight-line basis. In addition, we have concluded that the fair value of our long lived assets were substantially in excess of the carrying values on our balance sheet included in this report.

Advances from Customers

Advances from customers represent prepayments to us for merchandise that had not yet been shipped. We will recognize the deposits as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy. At June 30, 2010 and September 30, 2009, our consolidated financial statements include advance from customers of $1,141,962 and $199,905, respectively.

Fair Value of Financial Instruments

We follow subsection 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted subsection 820-10-35-37 of the FASB Accounting Standards Codification (“Subsection 820-10-35-37”) to measure the fair value of its financial instruments clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The carrying amounts reported in the balance sheet for cash, accounts receivable, notes receivable, due from related party, accounts payable and accrued expenses, advances from customers, notes payable, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments.

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

Revenue Recognition

We apply subsection 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. We recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

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

Loss per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the unexercised stock options and warrants. For the three and nine months ended June 30, 2010 and 2009, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2010 and 2009 as these financial instruments were out-of-the-money and would be anti-dilutive using the treasury stock method:

	As of June 30,
	2010	2009
Stock options issued to employees with exercise prices
ranging from $0.07 to $0.20	$8,500,000	$7,900,000
Common stock purchase warrants with exercise prices
ranging from $0.04 to $0.55	61,200,113	61,350,113
Total outstanding potentially-dilutive shares	$69,700,113	$69,250,113

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-10-55 of the FASB Accounting Standards Codification and are included in determining net income or loss.

Our reporting currency is the U.S. dollar. The functional currency of our Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2010 was $13,399. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. A summary of the conversion rates for the periods presented is as follows:

	June 30, 2010	September 30, 2009
Year end RMB: U.S. dollar exchange rate	6.8086	6.8376
Average year-to-date RMB: U.S. dollar exchange rate	6.83518	6.8425

Non-controlling Interest

Non-controlling interests in our subsidiary are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that are provided under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity. Our comprehensive loss for the three and nine months ended June 30, 2010 and 2009 included net loss, unrealized gain on marketable equity securities and foreign currency translation adjustments.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$247,831	$75,114	$588,202	$(655,174)
Other comprehensive (loss) income, net of tax
Unrealized gain on marketable equity securities, net of tax	-	-	-	157,727
Unrealized foreign currency translation gain, net of tax	42,688	463	44,730	18,142
Total other comprehensive income, net of tax	42,688	463	44,730	175,869
Comprehensive (loss) income	290,519	75,577	632,932	(479,305)
Less: comprehensive income attributable to
the noncontrolling interests	(209,589)	(87,805)	(555,982)	(26,885)
Comprehensive (loss) income attributable to
China America holdings, Inc.	$80,930	$(12,228)	$76,950	$(506,190)

Segment Information

For transition period of 2009 and fiscal 2010, we operate in only one segment, Chemical Distributions.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for decreases in ownership of a subsidiary - In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010.   We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements. Accounting for distributions to shareholders - In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for us beginning February 1, 2010. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Consolidated Financial Statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

            In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

         In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 2 – ACQUISITION

Jinqian

On September 30, 2009, we entered into a share purchase agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole owners of Jinqian, a company established under the laws of the PRC, to acquire 100% of the outstanding shares of Jinqian for 500,000 RMB (US $73,140), the equivalent of Jinqian’s registered capital.  In accounting for this acquisition we followed ASC 805-20-25 and ASC 805-30-25, which requires us to account for the acquisition of Jinqian under the acquisition method. Under this method, we identified the acquirer, determined the acquisition date and purchase price and recognized at their acquisition date fair market values of the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquisition. We are required to re-evaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on the date if an excess remained as a bargain purchase. As of October 1, 2009 Jinqian’s net book value was $274,118 and its identifiable assets were the same as that of their respective fair market values.  As a result of this acquisition, we recognized a gain on the acquisition of $200,978 in the quarter ended December 31, 2009 on this bargain purchase equal to the difference between the $274,118 fair market value of the net assets acquired and the $73,140 price we agreed to pay to acquire Jinqian.

The following is a breakdown of the acquired nets assets and purchase price, including a $200,978 gain from bargain purchase price on the acquisition of Jinqian:

Purchase price	$73,140
Cash	$42,299
Other Receivable(1)	267,708
Inventory	5,452
Total Current Assets	315,459
Fixed Assets	1,289
Total Assets:	316,748
Minus: Liabilities Assumed	(42,630)
Total Net Assets Acquired	274,118
100% ownership
Net Assets Acquired:	274,118

Net assets acquired in excess of purchase price
Gain on acquisition	$200,978

   (1) Upon reevaluating the measurements we determined that 99.6% of acquired identifiable assets and 100% of liabilities assumed were current assets and liabilities (including $267,708 in other receivables, a short-term non-interest bearing working capital loan to Nanchang Chemical Co. Ltd, an unrelated party, which was subsequently collected in full as of June 30, 2010), and their book values were equal to their fair market values.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The bargain purchase gain of $200,978 was based on the excess of the identifiable assets acquired and liabilities assumed over the purchase price. The excess took into account of the following compulsory factors:

•	Jinqian was established with the assistance of Mr. Hu, the principal shareholder of the Company and CEO of AoHong; and
•	AoHong was the major customer of Jinqian as the majority of its retained earnings were derived from sales to AoHong.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Jinqian had occurred as of the following periods:

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the nine months ended June 30, 2009
	China America Holdings, Inc.	Jianqian Chemical	China America Holdings, Inc. Pro-forma

Net revenues	$22,312,182	$780,539	$23,092,721
Cost of sales	20,735,197	686,261	21,421,458
Gross profit	1,576,985	94,278	1,671,263

Operating expenses:
Selling expenses	648,925	799	649,724
Consulting expense-related party	274,812	-	274,812
Loss on disposition of property and equipment	61,958	-	61,958
General and administrative	606,976	32,668	639,644
Total operating expenses	1,592,671	33,467	1,626,138
Total operating income (loss)	(15,686)	60,811	45,125

Other income (expenses):
Interest expense	(55,050)	-	(55,050)
Interest expense-related party	(11,966)	-	(11,966)
Realized loss on sale of marketable equity securities	(280,975)	-	(280,975)
Other income (expense)	(1,906)	-	(1,906)
Total other expenses	(349,897)	-	(349,897)
Net income (loss) from continuing operations before income taxes	(365,583)	60,811	(304,772)

Discontinued operations:
Loss from discontinued operations	(174,560)	-	(174,560)
Total loss from discontinued operations	(174,560)	-	(174,560)
Income (loss) before income taxes	(540,143)	60,811	(479,332)
Income taxes (expense) benefit	(115,031)	(33)	(115,064)
Net income (loss)	(655,174)	60,778	(594,396)
Net income attributable to noncontrolling interest	(26,885)	-	60,920
Net income (loss) attributable to China America Holdings, Inc.	$(682,059)	$60,778	$(533,476)

Basic and diluted loss per common share:
Net (loss) income from continuing operations			$(0)
Net (loss) income from discontinued operations			(0)
Net loss per common share			$(0)

Weighted average number of shares outstanding:
Basic and diluted			137,631,304

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended June 30, 2009
	China America Holdings, Inc.	Jianqian Chemical	China America Holdings, Inc. Pro-forma
Net revenues	$8,185,254	$67,517	$8,252,771
Cost of sales	7,320,478	63	7,320,541
Gross profit	864,776	67,454	932,230

Operating expenses:
Selling expenses	314,058	492	314,550
Consulting expense-related party	109,000	-	109,000
General and administrative	257,723	7,395	265,118
Total operating expenses	680,781	7,887	688,668
Total operating income (loss)	183,995	59,567	243,562

Other income (expenses):
Interest expense	(123)	-	(123)
Interest expense-related party	(7,934)	-	(7,934)
Other income (expense)	1,875	-	1,875
Total other expenses	(6,182)	-	(6,182)
Net income (loss) from continuing operations before income taxes	177,813	59,567	237,380

Income (loss) before income taxes	177,813	59,567	237,380
Income taxes (expense) benefit	(102,699)	(10)	(102,709)
Net income (loss)	75,114	59,557	134,671
Net income attributable to noncontrolling interest	(87,805)	-	(87,805)
Net income (loss) attributable to China America Holdings, Inc.	$(12,691)	$59,557	$222,476

Basic and diluted loss per common share:
Net (loss) income from continuing operations			$0.00
Net (loss) income from discontinued operations			-
Net loss per common share			$0.00

Weighted average number of shares outstanding:
Basic and diluted			141,333,014

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - DISPOSITION

On January 19, 2009, we entered into an Asset Purchase Agreement with Pearl Group Advisors, Inc. (“Pearl Group”) for the sale of certain assets related to our Biometrics segment. Pearl Group is wholly owned by Dore S. Perler, a member of our board of directors and its former Chief Executive Officer. Included in the Asset Purchase Agreement are the following assets of the Biometrics segment; customer and supplier lists, business records, trademarks and other intellectual property and manufacturers and vendors’ warranty claims. The consideration we received in connection with the Asset Purchase Agreement included the assumption of liabilities, if any, by Pearl Group related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 employment agreement with us. Also, in connection with the termination of the employment agreement, we paid Mr. Perler during the first quarter of the 2009 transition period the sum of $75,000. As of January 19, 2009, we were no longer engaged in this business segment which was discontinued. We did not incur any costs or take any charges, and do not expect any in the future, related to the sale of the Biometrics segment pursuant to the Asset Purchase Agreement. The following table sets forth for the years indicated selected financial data of our discontinued operations, including the Toy Distribution segment and the Biometrics segment.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

       The following table sets forth for the three and nine months ended June 30, 2010 and 2009 indicated selected financial data of our Biometrics segment discontinued operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross profit	-	-	-	-
Operating and other non-operating expenses	-	-	-	174,560
Loss from discontinued operations	-	-	-	(174,560)
Gain from disposal of discontinued operations	-	-	-	-
Total loss from discontinued operations	$-	$-	$-	$(174,560)

NOTE 4 - INVENTORIES

At June 30, 2010 and September 30, 2009, inventories consisted of:

	June 30, 2010	September 30, 2009
Packaging materials	$2,830,279	$1,987,680
Finished goods	816,748	177,887
Total	$3,647,027	$2,165,567

NOTE 5 – DUE TO RELATED PARTIES AND SIGNIFICANT HOLDERS

At June 30, 2010 and September 30, 2009, due to related parties, consists of the following:

	June 30, 2010	September 30, 2009
Due to Aihua Hu	$2,836	$10,693
Due to Ying Ye	58,749	58,500
Due to Liang Wenjuan	14,687	14,625
Due to China Direct Industries, Inc.	375,415	144,649
	$451,687	$228,467

Mr. Aihua Hu, CEO of AoHong and our principal shareholder, and Mrs. Ying Ye are the minority owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife. Liang Wejuan is the aunt of Mr. Hu.

At June 30, 2010 and September 30, 2009, we reflected $375,415 and $144,649, respectively, due to China Direct Industries, Inc. comprised of the followings:

	June 30, 2010	September 30, 2009
Interest payable	$30,398	$17,710
Professional fees	277,017	126,939
Consulting services	68,000	-
	$375,415	$144,649

The interest payable of $30,398 reflects the interest expense for nine month period on the $494,000 promissory notes due to China Direct Industries, Inc., a significant shareholder of ours. See Note 8 – Notes Payable – Related Party.  The professional fees payable represent legal, auditing, public and investor relations fees that have been paid by China Direct Industries, Inc. on our behalf.  We have an oral agreement with China Direct Industries, Inc. to pay them for the amounts it advances on our behalf.  These amounts are payable to China Direct Industries, Inc. on demand and accrue no interest.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6 - PROPERTY AND EQUIPMENT

At June 30, 2010 and September 30, 2009, property and equipment consisted of the following:

	Estimated Life	June 30, 2010	September 30, 2009
Buildings	20 years	$2,392,718	$1,515,412
Auto and Truck	5 years	309,964	303,365
Manufacturing Equipment	10 years	2,878,102	2,089,014
Office Equipment	5-7 years	238,815	52,349
Construction in Progress	-	1,636,387	1,071,762
		7,455,986	5,031,902
Less: Accumulated Depreciation		(896,903)	(589,240)
		$6,559,083	$4,442,662

For the nine months ended June 30, 2010 and 2009, depreciation expense amounted to $331,001 and $257,310, respectively.

NOTE 7 – INTANGIBLE ASSETS

AoHong has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount of RMB 600,082 (US $88,136), fluctuated by the exchange rate. Under the terms of the agreement, AoHong has rights to use certain land until November 3, 2053. AoHong amortizes these land use rights over the contract period beginning on June 27, 2007 (date of acquisition).

In May 2009, Tianjin Aohong paid Ji City Bureau of Land Resource an aggregate price of RMB 5,137,734 (USD $754,595) for the purchase of the land use rights located in Tianjin province. Under the terms of the land use right acquisition contract, Tianjin Aohong has land use rights with a maturity date of February 22, 2059.

At June 30, 2010 and September 30, 2009, intangible assets are valued at the following:

	Useful Life	June 30, 2010	September 30, 2009
Land Use Rights - Shanghai AoHong	46 years	$88.136	$87,763
Land Use Rights - Tianjin AoHong	50 years	754,595	751,394
Less Accumulated Amortization		(23,307)	(10,503)
		$819,424	$828,654

For the nine months ended June 30, 2010 and 2009, amortization expense amounted to $12,710 and $3,982, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009

Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on July 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co. Ltd. amount of $550,129. This note was satisfied at maturity.	$439,151	435,825

Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on September 15, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $541,595.	433,275	381,713

Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on October 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $616,867.	493,494	-

Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on November 18, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable of Shanghai 3F Material Co., Ltd. amount of $545,266.	436,213	-

Notes payable to Country Commercial Bank HuaTing Branch, due on October 9, 2010. Interest only payable quarterly at an annual rate of 5.841%. Secured by the buildings located at 333 and 338 Huhua E.Rd Jiading Shanghai.	367,183	-

Bank acceptances payable, non-interest bearing. Secured by restricted cash of $3,071,184 and 877,501 at June 30, 2010 and September 30, 2009 payable on demand.	5,231,755	2,193,752

Note payable to individual, due on demand with interest due at 10% per annum and unsecured.	25,000	25,000

Total	7,426,071	3,036,290
Less: current position	(7,426,071)	(3,036,290)
Long-Term portion of notes payable	$-	$-

We periodically obtain notes from certain banks identified above by securing our receivables. These arrangements allow us to obtain cash upon the sale of goods to a customer with extended payment terms thereby increasing our liquidity. The loans are funded by the bank upon the collateral assignment to the bank of an invoice and the sales contract which gives rise to the sale. The amount of the loan is determined on a case by case basis depending on the credit quality of the customer and the payment terms set forth on the invoice or as agreed upon by us and our customer. In the event the customer fails to pay the invoice in accordance with its terms or we fail to pay the loan when due, the bank is entitled to take funds from our any other bank accounts maintained at the bank.

NOTE 9 - NOTES PAYABLE – RELATED PARTY

Notes payable – related party is comprised of an aggregate of $494,000 borrowed from China Direct Industries, Inc. for working capital.  The due date of the $400,000 note was initially June 30, 2009 and was amended during the second quarter of the 2009 transition period to extend the maturity date to June 30, 2010. In June 2010 the loan was extended to June 30, 2011. In August 2008, we borrowed $400,000 from China Direct Industries, Inc. under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes. As collateral for the note we assigned China Direct Industries, Inc. the 53,654 shares of common stock of China Direct Industries, Inc. we owned which were tendered to us by Mr. Wei Lin as consideration for our sale to him of our 60% interest in Big Tree Toys, Inc. in April 2008. These shares were subsequently released as collateral by China Direct Industries, Inc. and were sold in December 2008 to provide funds for general working capital; therefore, the loan is currently unsecured.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

On February 17, 2010, we borrowed $10,000 from China Direct Industries, Inc. for working capital purposes. This loan is due on February 17, 2011 with an annual interest rate of 4%.

During the three months ended June 30, 2010, we borrowed an additional $84,000 from China Direct Industries, Inc. for working capital purposes. These loans are due between April 5, 2011 and June 21, 2011 with an annual interest rate of 4%.

NOTE 10 - SHAREHOLDERS' EQUITY

Common Stock

Common Stock Issued For Services

In August 2009 we entered into a consulting and management agreement with China Direct Investments, Inc., a subsidiary of China Direct Industries, Inc. The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011. The agreement may be extended for an additional 12 months upon mutual agreement of the parties. We engage the services of the consultant as our representative in the United States. The services provided includes but are not limited to general business consulting, management of professional resources, coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, managing investor road show/investment conferences, assisting in the implementation of acquisition deals, etc.  Under the term of the agreement, we agreed to issue China Direct Investments, Inc. a total of 64,000,000 shares of our common stock. 8,000,000 shares are payable by the end of each quarter starting October 1, 2009 and will be fair valued using the average stock price over the quarter the services were earned. This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees. Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

We have expensed a consulting fee related parties of $68,000 and $307,204 for the three months ended June 30, 2010 and nine months ended June 30, 2010, respectively.

In March 2010, we entered into a consulting agreement with Bespoke Growth Partners, Inc. for a term of 6 months from March 31, 2010 to perform investor relations consulting services. Under the terms of the agreement, we agreed to pay Bespoke Growth Partners, Inc. as compensation, $24,000 in cash and 2,000,000 shares of our common stock.  On April 7, 2010, China Direct Investments, Inc. agreed to pay a portion of these fees by amending its consulting agreement with us and agreed to transfer to Bespoke Growth Partners, Inc. 2,000,000 shares of our common stock China Direct Investments, Inc. it would receive from us as consulting fees.  In exchange for its agreement, China Direct Investments, Inc. agreed with Bespoke Growth Partners, Inc. that it will perform certain investor relations services that China Direct Investments, Inc. will no longer be obligated to perform during the term of the Bespoke Growth Partners, Inc. consulting agreement.

In May 2010, we entered into a consulting agreement with GeoInvesting, LLC to provide investor relation service to us. The agreement is for a term of one year beginning on May 3, 2010.  Under the terms of the agreement, we agreed to issue GeoInvesting, LLC a total of 800,000 shares of our common stock.  During the nine months ended June 30, 2010, we issued 800,000 shares of our common stock with a value of $24,000 to GeoInvesting, LLC related to this agreement.

In May 2010, we entered into a consulting agreement with OptInvestor, LLC to provide investor relations services. The agreement was for a term of 4 weeks beginning on May 4, 2010. Under the terms of the agreement, we agreed to pay OptInvestor $1,500 in cash and issue them 100,000 shares of our common stock with a value of $2,700.  We paid these fees to OptInvestor during the nine months ended June 30, 2010.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
Stock Option Grants

Stock option activity for the nine months ended June 30, 2010 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 30, 2008	7,900,000	$0.08
Granted(1)	1,000,000	0.20
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2009	8,900,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	(400,000)	0.19
Balance at June 30, 2010	8,500,000	$0.09

(1)
Stock options were awarded to Mr. Aihua Hu in connection with his June 27, 2007 employment agreement with Shanghai AoHong to serve as its Chief Executive Officer. The options are exercisable at $0.20 per share and expire five years from the date of grant. The options had a fair market value of $0.08 each at the date of award. Since the options vested in full when granted we should have expensed the entire fair value of $80,195 on the grant date. At September 30, 2009, we expensed a total of $80,195 for these options. To determine whether such an error required a restatement we assessed the materiality of this item, weighing both quantitative and qualitative factors. Our net loss for the year ended December 31, 2007 was $1.1 million, and therefore, the impact of this unrecognized non-cash compensation would have increased our loss by 7%. We reasoned that a 7% increase in our net loss would not have a material impact on our financial statements, or on an investor’s decision regarding our company as a whole.

The following table summarizes our stock options outstanding at June 30, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price

$ 0.07-0.08	7,250,000	2.04 Years	$0.07	7,250,000	$0.07
0.19-0.20	1,250,000	1.50 Years	0.20	1,400,000	0.20
	8,500,000		$0.09	8,650,000	$0.09

Common Stock Warrants

Between August and October, 2007 we sold units of its securities consisting of 47,706,735 shares of common stock and granted common stock purchase warrants to purchase 52,477,408 shares of common stock with a par value of $0.001 per share, exercisable at $0.12 per share. Under this subscription agreement in the event we were to issue any shares of common stock or securities convertible into shares to any third party purchaser at a price less than the offering price, each purchaser has the right to apply the lowest such price. We noted the guidance provided under EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective for financial statements issued for fiscal years beginning after December 15, 2008 (including the pending content under FASB ASC Section 815-40-15), and determined that such a ratchet feature made these warrants not indexed to our own stock, and therefore we should have recorded the fair value of such warrants as a derivative liability.

In order to enhance our balance sheet by treating the warrants as equity rather than a derivative liability, we entered into an amendment with the original subscribers to waive the most favored nations provision from the subscription agreement. The amendment also included a one-time reduction in the exercise price of the warrants from $0.12 per share to $0.04 per share. To date 31 warrant holders covering 44,127,407 warrants have agreed to this amendment, leaving a balance of 8,350,001 warrants with the most favored nations provision. As a result of this amendment, we treated this reduction in exercise price prospectively as a modification of terms and an exchange of the original equity instrument, and valued this exchange as an increase in additional paid in capital – warrants, as described in FASB ASC paragraph 718-20-35-3 “Incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.” We believe this amendment closely ties the exercise price of the warrants to the fluctuations of our common stock price, or indexed to our stock, and therefore makes them eligible for the scope exception provided under paragraph 11(a) of SFAS 133 (FASB ASC 815-10-15-74), and to be classified as equity.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

        As a result of this amendment and the reduction in exercise price, we recorded an increase of $44,127 in additional paid in capital – warrants and recognized the same amount in expenses into our current earnings in the third quarter of fiscal 2010. We reclassified the remaining 8,350,001 currently exercisable common stock warrants not covered by the amendment in the third quarter of fiscal 2010 at their fair market value of $54,801 as a current derivative liability using the Black-Scholes Option Pricing Model.

Moreover, we reclassified an additional 8,722,705 (see the table below) currently exercisable common stock warrants from additional paid in capital – warrants in equity as a current derivative liability, with exercise prices ranging from $0.10 to $0.35 and expiration dates ranging from September 28, 2010 to March 31, 2012 at an aggregated fair market value of $16,910.

Our assumptions under the Black-Scholes Option Pricing Model took into considerations of the following inputs:

•	Common stock prices
•	Warrant exercise prices
•	Days to expiration
•	Our common stock’s historical volatility index
•	Risk free rates
•	Dividend yields

Stock warrant activity for the nine months ended June 30, 2010 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2008	6,380,113	$0.16
Granted	-	-
Exercised	-	-
Forfeited	(2,450,000)	0.50
Balance at September 30, 2009	61,350,113	$0.14
Granted	-	-
Exercised	-	-
Forfeited	(150,000)	0.16
Balance at June 30, 2010	61,200,113	$0.08

The following table summarizes our warrants to purchase its common stock outstanding at June 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price

$ 0.35-0.55	5,668,455	0.80 Years	$0.35	5,668,455	$0.35
0.16-0.20	954,250	0.20 Years	0.16	954,250	0.16
0.12	8,350,001	2.25 Years	0.12	8,350,001	0.12
0.10	2,100,000	1.75 Years	0.10	2,100,000	0.10
0.04	44,127,407	2.25 Years	0.04	44,127,407	0.04
	61,200,113		$0.08	61,200,113	$0.08

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 11 - FOREIGN OPERATIONS

As of June 30, 2010 substantially all of our revenues and assets are associated with subsidiaries located in the People's Republic of China. Assets at June 30, 2010 and September 30, 2009 as well as net revenues for the three months and nine months ended June 30, 2010 and 2009 are as follows:

	United States	People's Republic of China	Total

Net Revenues for the three months ended June 30, 2010	$-	$14,018,162	$14,018,162

Net Revenues for the three months ended June 30, 2009	$-	$8,185,254	$8,185,254

Net Revenues for the nine months ended June 30, 2010	$-	$33,832,116	$33,832,116

Net Revenues for the nine months ended June 30, 2009	$-	$22,312,182	$22,312,182

Identifiable assets at June 30, 2010	$24,726	$22,706,617	$22,731,343

Identifiable assets at September 30, 2009	$229	$13,879,560	$13,879,789

NOTE 12 - STATUTORY RESERVES

We are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital or members' equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with the PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the nine months ended June 30, 2010, statutory reserve activity is as follows:

Aohong
Balance - December 31, 2008	$687,717
Additional to statutory reserves	16,604
Balance - September 30, 2009	$704,321
Additional to statutory reserves	122,200
Balance – June 30, 2010	$826,521

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Under the terms of the June 27, 2007 Membership Interest Purchase Agreement entered into among us, AoHong, Aihua Hu and Ying Ye, we are required to contribute an aggregate of $3,380,000 of capital to AoHong between September 2007 and June 2009 in addition to the issuance of 12,500,000 shares of our common stock to Aihua Hu. The 12,500,000 shares were previously issued and as of June 30, 2010, $1,780,000 of the cash contribution obligation remains due to AoHong.  AoHong has orally agreed to extend the payment date of this balance to on or before November 20, 2010.  This inter-company commitment is eliminated upon consolidation and thus does not appear on our balance sheet as a liability.

In addition, we owe China Direct Industries, Inc. $494,000 from borrowings used for working capital. These borrowings bear interest of 4% per annum and are due $400,000 on June 30, 2011, $84,000 on April 5, 2011 and $10,000 on February 17, 2011. We also have $7,426,071 in short term notes payables and $2,942,870 in accounts payable and accrued expenses which become due within the next 12 months.

We do not have the capital to satisfy these obligations. Historically, we have financed our growth and cash requirements through equity investments and debt and equity financing. We do not currently have any material commitments for capital expenditures, other than that which will be necessary to complete the new manufacturing facility in Tianjin City described below.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Currently, our working capital is not sufficient for all of our capital needs and we will need to raise additional capital to satisfy these obligations. We intend to seek a portion of this capital through bank loans, together with one or more private offerings of our securities. While we have begun preliminary discussions with banks, we are uncertain if the current commercial lending climate in China is such that we will be able to fund all or a portion of these needs through bank loans. We do not have any commitments for additional capital which could be available to us through the sale of our securities and given the low trading price of our common stock there are no assurances we will be successful in any efforts to raise additional capital through the sale of our securities. Even if we are successful in securing the additional capital, these transactions will impact our company. If we raise additional funds through the issuance debt, we will incur increased interest expense and if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

Given the current uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all. In addition, the process of raising capital is time-consuming and costly. If we are unable to satisfy our contractual commitments to AoHong, our operations in future periods could be adversely impacted and we could lose all or a portion of our investment in AoHong. In addition, if we are unable to satisfy the debt we owe China Direct Industries, Inc., it could declare a default and would be entitled to pursue collection of the obligation. If we are unable to obtain the financing necessary to pay the obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.”

In the event we are unable to meet our commitment to contribute $1,780,000 to AoHong by November 20, 2010, our ownership interest in AoHong is subject to reduction based on the amount of capital we contributed in relation to the amount of capital contributed by all of AoHong’s shareholders. Consequently, we would no longer consolidate the earnings of AoHong and would account for our investment using the equity method of accounting. Because AoHong’s operations represent all of our business and operations, our financial statements in future periods would be materially impacted by our inability to consolidate its operations. There can be no assurance that we can raise capital on suitable terms, if at all, by the November 20, 2010 deadline.

       In June 2010, AoHong agreed to purchase a 1,035 square foot office space and a proportionate share of the land use rights associated with that space from Shanghai Zhongye Xiangteng Investment Co., Ltd., an unrelated party. The office is in a newly constructed commercial office building located at Xiangteng Fortunate Plaza, Floor 4, Suite 501, Gonghexin Road Lane 3088, Zhabei District in Shanghai, China. AoHong agreed to pay a purchase price of RMB 8,041,640 (approximately US$1,182,594) of which RMB 3,041,640 (approximately US$446,735) was paid as of June 30, 2010.  June 30, 2010.  This office will serve as our corporate headquarters and our staff that supervises the activities of sales, international trading, accounting, logistics and production of all subsidiaries will operate from this location. We expect to close on the purchase of this office space in August 2010 and complete its interior build out by January 2011.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with Topic 855 of the FASB Accounting Standards Codification, we have evaluated subsequent events through August 15, 2010, the date of issuance of the unaudited condensed consolidated financial statements and disclose the following subsequent events:

On July 19, 2010 AoHong entered into an Equity Purchase Contract with Mr. Guorong Chenand Mr. Yuling Li to acquire their 100% ownership interests in Jianxin for RMB 11,880,000 (approximately U.S. $1,752,212) in cash. AoHong paid approximately $516,212 on July 21, 2010 towards the purchase price with the remaining $1,236,000 to be paid by the end of August 2010, upon the completion of the transfer of Messrs. Chen and Li’s ownership interest in Jianxin.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Jianxin is a Chinese limited liability company with registered capital of RMB 500,000 (approximately U.S. $73,746) that holds the land use rights for an 8.1 acre parcel of land located in Aotou, Conghua City, China (the “Aotou Property”). Aotou is located approximately 50 kilometers northwest of Guangzhou, China. AoHong plans to construct a refrigerant repackaging, mixing and distribution facility on the Aotou Property to expand its market for environmentally friendly refrigerants to a cluster of manufacturers and retailers of air conditioning systems, refrigerators, automobiles, coolants, pharmaceuticals and chemicals located in Guangdong province and neighboring areas of Southeastern China.

The planned construction of the facility will take two phases and require a total investment of approximately $10.0 million, with phase one and phase two construction to cost approximately $6.3 million and $3.7 million, respectively. Under the condition that AoHong receives sufficient funds by the end of September 2010 for this project, phase one construction will start in October 2010 and is expected to be completed in July 2011. We intend to finance this construction through a combination of bank loans and the proceeds of one or more private offerings of our securities. While we have begun preliminary discussions with banks, we are uncertain if the current commercial lending climate in China is such that we will be able to fund all or a portion of these needs through bank loans.

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

•	“three months ended June 30, 2010” — April 1, 2010 through June 30, 2010.
•	“three months ended June 30, 2009” — April 1, 2009 through June 30, 2009.
•	“first nine months ended June 30, 2010” — October 1, 2009 through June 30, 2010.
•	“nine months ended June 30, 2009” — October 1, 2008 through June 30, 2009.
•	“fiscal 2010” — October, 1, 2009 through September 30, 2010.
•	“2009 transition period” — January 1, 2009 through September 30, 2009.

OVERVIEW

We sell and distribute assorted chemicals in China. Substantially all of our revenues are generated through the sale and distribution of Freon-based liquid coolants. While our products can be employed in a variety of applications, we primarily sell and distribute refrigerants for use in air conditioning systems. We also sell and distribute chemical products used in chemical and pharmaceutical industries for the applications of fire extinguishing agents, aerosol sprays, insecticides, and tetrahydrothiophene (“THT”).

We offer two broad categories of Freon-based products:
•	Single Freon-based chemical products which we buy in bulk and distribute in either bulk quantities or retail packages we repackage; and
•	Multiple Freon-based chemical products which we custom mix based on our customers’ specifications and sold in either bulk or retail packages.

Our customers include manufacturers and retailers of air conditioning systems, refrigerators, automobiles, coolants, pharmaceuticals and chemicals.  AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shangxi, Chongqing, Sichuan, Jiangsu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan. AoHong exports to countries in Southeast Asia, Africa, Europe, Australia such as Spain, South Africa, Australia, Russia and Thailand.  In November 2008, we created AoHong Tianjin to expand our distribution channels to the Beijing region. In July 2010, we acquired 100% interest of Jianxin to expand our production base and distribution channels in the Guangdong province and neighboring regions in southeastern China.

Our Performance

Our net revenues in the third quarter of fiscal 2010 totaled $14.0 million, an increase of 71.3% compared to the three months ended June 30, 2009. Our net revenues in the first nine months of fiscal 2010 totaled $33.8 million, an increase of $11.5 million, or 51.6% compared to the nine months ended June 30, 2009. Our gross profit increased to $1.3 million for the third quarter of fiscal 2010, an increase of 45.2% compared to the three months ended June 30, 2009; and our gross profit increased to $3.4 million in the first nine months of fiscal 2010, an increase of $1.8 million compared to the nine months ended June 30, 2009.

Our operating income in the third quarter of fiscal 2010 totaled $0.4 million, an increase of $0.2 million, or 100.2% compared to the three months ended June 30, 2009. For the nine month ended June 30, 2010, our operating income totaled $0.6 million compared to a loss of $0.02 million for the nine months ended June 30, 2009.

Our Outlook

Historically we have focused our sales efforts around the Shanghai and the greater Yangtze delta region, leveraging on our know-how in the local markets. Since the beginning of fiscal 2010 we began to expand our domestic selling region on a broader scale. We are now developing our market share and positioning our company as a national player in both the northern and southeastern markets of China.

We increased our international trading and business development activities with major distributors in the countries in Southeast Asia, Europe, Australia, and Africa. Our export revenues increased $1.7 million to $3.5 million for the third quarter of fiscal 2010 compared to the three months ended June 30, 2009, and increased $4.1 million to $8.4 million for the first nine months of fiscal 2010 compared to the nine months ended June 30, 2009.

Since December 2008 we have invested over $4.4 million in the Tianjin Special Economic Development Zone to expand our storage capacities and market reach in the northeastern Chinese market. On May 1, 2010 we completed the first phase of this facility and began trial production. During the period of May 2010 through July 2010, this facility produced a total of 312 metric tons of custom mixed and repackaged coolant products, and is expected to go into full production and add 8,000 metric tons to our annual production capacity after August 2010.

On July 19, 2010 we entered into an Equity Purchase Contract to acquire their 100% ownership interests in Jianxin for RMB 11.9 million (approximately U.S. $1.8 million) in cash. The transaction is expected to close on or before August 31, 2010. We anticipated that our acquisition of Jianxin will mark a starting point of our expansion in the southeastern Chinese market as Guangdong province is the main production base for home electronics and the auto industry in China. The refrigerant demand in this area accounts for 50,000 metric tons per annum, and most of which are not environmentally friendly and containing HCFC-R22.

We expect the demand for use of environmentally friendly products to replace the HCFC-based products to continue to increase at significantly high levels as a result of the phase out of the use of HCFC’s under the terms of the Montreal Protocol on Substances That Deplete the Ozone Layer, an international treaty to protect the ozone layer by phasing out the production of a number of substances believed responsible for the ozone depletion adopted by China. Our revenues from the sales of environmentally friendly coolant products accounted for 43.5% and 39.3% of our total revenues for the third quarter and first nine months of fiscal 2010, an increase of 22.5 and 12.3 percentage points, respectively, compared to the three months and nine months ended June 30, 2009; and we believe this trend will continue.

We expect to fulfill a portion of the increased demand through our planned coolant repackaging, mixing and distribution facility on the 8.1 acre parcel of land owned by Jianxin, and to expand our sales of environmentally friendly coolants in this market. coolant repackaging, mixing and distribution facility on the 8.1 acre parcel of land owned by Jianxin, and to expand our sales of environmentally friendly coolants in this market.

While we expand our business activities in southeastern China we remain committed to our cost savings efforts and to continue increase efficiencies in our operations as our industry and customers accelerate the speed of adoption of HCFCs-based environmental-friendly coolant products in conformity with the Montreal Protocol.

RESULTS OF OPERATIONS

The following table provides selected financial data for the three and nine months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,
	2010		2009
	Amount	Percent	Amount	Percent
Net Revenue	$14,018,162	100.0%	$8,185,254	100.0%
Cost of Revenues	12,762,408	91%	7,320,478	89%
Gross Profit	1,255,754	9%	864,776	11%
Operating Expenses	887,401	6%	680,781	8%
Operating Income (Loss)	368,353	3%	183,995	2%
Other Income (Expense)	(91,137)	N/A	(6,182)	N/A
Net Income (Loss)	247,831	2%	75,114	1%
Net Income(Loss) attributable to China America Holdings., Inc.	38,242	N/A	(12,691)	N/A

	For the Nine Months Ended June 30,
	2010		2009
	Amount	Percent	Amount	Percent
Net Revenue	$33,832,116	100.0%	$22,312,182	100%
Cost of revenues	30,415,883	90%	20,735,197	93%
Gross Profit	3,416,233	10%	1,576,985	7%
Operating Expenses	2,834,713	8%	1,592,671	7%
Operating Income (Loss)	581,520	2%	(15,686)	1%
Other Income (Expense)	94,117	N/A	(349,897)	(2)%
Net Income (Loss) from Continuing Operations	675,637	2%	(365,583)	(2)%
Net (Loss) Income from Discontinued Operations			(174,560)	N/A
Net (loss) income	588,202	2%	(655,174)	(3)%
Net income(loss) attributable to China America Holdings, Inc.	32,220	N/A	(682,059)	(3)%

Net Revenues

Our net revenues increased $5.8 million or 71.3% in the third quarter of fiscal 2010 compared to the three months ended June 30, 2009.  Our net revenue increase in the quarter was primarily a result of an increase in the average selling price due to a shortage in supplies caused by severe flooding in the upper Yangtze delta region of China, which increased the spot prices across all of our product categories. While our average selling price per unit increased by RMB8,421 (approximately $1,233) or 79.7%, the severe flooding which adversely impacted our raw material costs also caused unanticipated shipping interruptions which led to a 10.7% decrease in our total shipped volumes as our net unit sales decreased to 5,054 metric tons or a decrease of 606 metric tons compared to the three months ended June 30, 2009.

Our net revenues increased $11.5 million or 51.6% in the first nine months of fiscal 2010 compared to the nine months ended June 30, 2009 primarily as a result of an increase in both the average selling price and sales volumes. Our average selling price increased RMB 4,334 (approximately $630) per metric ton or 40.1% while our net sales volumes totaled 15,541 metric tons, an increase of 1,007 metric tons or 6.9% compared to the same period of fiscal 2009.

Cost of sales and gross profit margins

Cost of sales includes the cost of raw materials, and applied manufacturing overhead for repackaging and custom mixing.  Our cost of sales in the third quarter and first nine months of fiscal 2010 increased $5.4 million or 74.3% and $9.7 million or 46.7% compared to the three and nine months ended June 30, 2009 as a result of an increase in our net revenues expressed in dollar values. Our gross profit margins was 9.0% in the third quarter of 2010, a decrease of 1.6 percentage points compared to the three months ended June 30, 2009, and was 10.1% in the first nine months of 2010, an increase of 3.0 percentage points compared to the nine months ended June 30, 2009. The 1.6 percentage point decrease in gross profit margin we experienced in the third quarter of fiscal 2010 was a result of an 81% increase in the cost of R22, a 56% increase in the cost of R134, and a 5.0% increase in manufacturing costs and applied overhead due to a shortage of supplies and severe flooding in the upper Yangtze delta region, which temporarily interrupted our shipments of materials including a reduction of 24% in sales of R22 partially offset by an approximately 78% increase in our average selling price. Aside from this unexpected one-time event, our overall gross profit margin increased 3.0 percentage points during the first nine months of fiscal 2010 compared to the nine months ended June 30, 2009.

With the completion of the first phase of construction at our Tianjin coolant facility we expect to add 8,000 metric tons of production and storage capacity in the future to cushion the impact of peak season market pricing fluctuations on our cost of sales and gross profit.

Total operating expenses

Our total operating expense increased $0.2 million or 30.4% in the third quarter of fiscal 2010 compared to the three months ended June 30, 2009; and increased $1.2 million or 78% for the first nine months of fiscal 2010 compared to the nine months ended June 30, 2009. The increase in operating expenses for the third quarter of fiscal 2010 was primarily attributable to an increase of $0.1 million in general and administrative expenses including payroll, consulting fees, and depreciation, and $0.1 million in selling expenses as we increased the size of our sales staff in an effort to promote export sales. The increase in operating expense for the first nine months of fiscal 2010 was primarily due to an increase of $0.7 million in selling expenses consistent with our increase in sales and $0.6 million in general and administrative expenses, including business development costs and payroll as well as outside accounting, financial, legal advisory, and investor relations consulting services and auditing fees, which were partially offset by the absence of a $0.1 million loss on the disposition of obsolete manufacturing equipment.

Total other income (expenses)

Total other expense was $0.1 million in the third quarter of fiscal 2010, an increase of $0.1 million compared to the three months ended June 30, 2009. Total other income was $0.1 million in the first nine months of fiscal 2010 compared to total other expense of $0.3 million in the nine months ended June 30, 2009. The increase in total other expense in the third quarter of fiscal 2010 was a result of $0.1 million increase in other expenses including an increase in interest expense and interest expense - related party, as a result of higher borrowings during the quarter. Total other income in the first nine months of fiscal 2010 was primarily a result of a $0.2 million one-time bargain purchase gain on our acquisition of Jinqian, partially offset by interest expenses incurred in the first quarter of fiscal 2010, and the absence of one-time loss on the sales of marketable equity securities in the nine months ended June 30, 2009.

Discontinued operations

During the third quarter and first nine months of 2010, we did not incur any income or loss from discontinued operations in the third quarter and the first nine months of fiscal 2010 compared to the same in the three months ended June 30, 2009 and a loss of $0.2 million incurred as a result of the discontinuation of our Biometric segment in January 2009 during the nine month period ended June 30, 2009.

Income tax expense

Income tax expense decreased $0.1 million and $0.03 million in the third quarter and first nine months of fiscal 2010 compared to the three months and nine months ended June 30, 2009 due to a preferential income tax rate we received for our income generated in China for the third quarter and the first nine months of fiscal 2010.  We did not generate significant revenues in the U.S. in any period presented and incurred corporate expenses and therefore have a net loss carry forward for U.S. income tax purposes.

Net (loss) income

Net income for the third quarter of fiscal 2010 totaled $0.3 million, an increase of $0.2 million compared to the three months ended June 30, 2009, primarily as a result of a $5.8 million increase in net revenues in selling prices and a $0.4 million increase in gross profit partially offset by a 17.1% decrease in unit sales, a 1.6 percentage points decrease in gross profit margin due to higher raw material costs, and a $0.2 million increase in operating expenses. Net income for the first nine months of fiscal 2010 totaled $0.6 million, an increase of $1.2 million compared to a net loss of $0.6 million in the nine months ended June 30, 2009, primarily as a result of an increase of $11.5 million in net revenues, a 117% and 3 percentage point increase in gross profit and gross profit margin, respectively; a $0.2 million gain on the acquisition of Jinqian; and the absence of a $0.3 million realized loss on the sales of marketable securities and a $0.2 million loss in discontinued operations, which were partially offset by a $1.2 million increase in operating expenses.

Net income (loss) attributable to AoHong and Noncontrolling Interest Holders

Net income attributable to AoHong and its related subsidiaries totaled $0.5 million in the third quarter of fiscal 2010, an increase of $0.3 million or 245% compared to the three months ended June 30, 2009. Net income attributable to AoHong and its related subsidiaries totaled $1.3 million in the first nine months of fiscal 2010, an increase of $1.2 million compared to the nine months ended June 30, 2009.

Net income attributable to noncontrolling interest holders reflects 43.92% of their ownership interest in AoHong and its related subsidiaries. Net income attributable to noncontrolling interest holders totaled $0.2 million in the third quarter of fiscal 2010, an increase of $0.1 million or 138.7% compared to the three months ended June 30, 2009. Net income attributable to noncontrolling interest holders totaled $0.6 million in the first nine months of fiscal 2010, an increase of $0.5 million compared to the nine months ended June 30, 2009.

Net income (loss) attributable to China America Holdings, Inc.

Net loss attributable to China America Holdings, Inc. totaled $0.04 million for the third quarter of fiscal 2010 compared to net loss of $0.01 million for the three months ended June 30, 2009. Net loss attributable to China America Holdings, Inc totaled $0.03 million for the nine months ended June 30, 2010 compared to net loss of $0.7 million for the nine months ended June 30, 2009. These amounts reflect the attribution of 43.92% of net income and loss derived from Aohong in the amounts of $0.2 million and $0.6 million, respectively, to the non-controlling interest holders for the third quarter and the nine months ended June 30, 2010 while absorbing 100% of the corporate expenses in our consolidated financial statements.

Unrealized Foreign currency translation gain and Comprehensive loss

The functional currency of our subsidiary operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiary are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these non-cash translation adjustments, we reported an unrealized foreign currency translation gain of $42,688 for the third quarter of fiscal 2010 and $463 for the three months ended June 30, 2009. We reported a translation gain of $44,730 for the first nine months of fiscal 2010 and $18,142 for the nine months ended June 30, 2009.  Additionally, during the first nine months of fiscal 2009 we recorded an unrealized gain on marketable equity securities of $157,727, which was adjusted when realized upon sales.  We did not incur any unrealized gain or loss on marketable securities for the third quarter and first nine months of fiscal 2010 and for the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected comparative financial information from our balance sheets at June 30, 2010 and September 30, 2009.

	June 30, 2010	September 30, 2009	Increase (Decrease)%
Working capital	$(913,828)	$2,485,099	$(3,398,927)	(137)%
Cash	3,312,067	1,721,231	1,590,836	92%
Total current assets	12,252,277	7,701,722	4,550,555	59%
Total assets	22,731,343	13,879,789	8,851,554	64%
Total current liabilities	13,166,105	5,216,623	7,949,482	152%
Total liabilities	$13,166,105	$5,216,623	$7,949,482	152%

We maintain cash balances in the United States and China. At June 30, 2010 and September 30, 2009, bank deposits by geographic area, were as follows:

	June 30, 2010		September 30, 2009
China	$3,287,341	99.25%	$1,721,002	99.99%
United States	24,726	0.45%	229	0.01%
Total cash and cash equivalents	$3,312,067	100.00%	$1,721,231	100.00%

A substantial portion of our cash balance, $3.3 million at June 30, 2010 was in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at June 30, 2010 has been converted based on the exchange rate as of June 30, 2010.  In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

The following table provides certain comparative information on the changes in our total assets and total liabilities at June 30, 2010 from September 30, 2009:

	June 30, 2010	September 30, 2009	Increase (Decrease)%
Accounts receivable, net	$4,186,056	$2,782,814	$1,403,242	50%
Notes receivable	80,817	829,890	(749,073)	(90)%
Inventories, net	3,647,027	2,165,567	1,481,460	68%
Prepaid expense and other	1,026,310	159,083	867,227	545%
Restricted cash	3,071,184	877,501	2,193,683	250%
Property and equipment, net and land use rights	6,559,083	4,442,662	2,116,421	48%
				0.0
Notes payable	7,426,071	3,036,290	4,389,781	145%
Notes payable -related party	494,000	400,000	94,000	24%
Accounts payable and accrued expenses	2,942,870	893,391	2,049,479	229%
Advances from customers	1,141,962	199,905	942,057	471%
Taxes payable	637,804	458,570	179,234	39%
Due to related parties	$451,687	$228,467	$223,220	98%

Our working capital decreased $3.3 million to negative $0.8 million at June 30, 2010 compared to $2.5 million at September 30, 2009 primarily as a result of a $7.9 million increase in current liabilities partially offset by a $4.6 million increase in current assets.

Our accounts receivable net of an allowance for doubtful accounts at June 30, 2010 totaled $4.2 million, an increase of $1.4 million compared to September 30, 2009, which reflected the increase our net revenues in the fiscal 2010 period. Our normal terms for our customers range from 30 to 60 days. We believe that our collection remains strong and that our reserve for bad debts reflects the risk of nonpayment by our customers.

Notes receivable represent the amounts due from customers for the purchases of finished goods where a Chinese bank has guaranteed the payment of the receivable. These obligations are similar to accounts receivable.  This amount is non-interest bearing and is normally paid within three to six months. Our notes receivable totaled $0.1 million at June 30, 2010, a decrease of $0.7 million as a result of to our collections under the terms of the notes.  Notes receivable represent the amounts due from customers for the purchases of finished goods. These obligations are similar to accounts receivable.  Based upon historical experience with these customers, we anticipate that the balance of these notes receivable will be paid in accordance with each of their respective terms.

Our inventories totaled $3.6 million at June 30, 2010 compared to $1.5 million as of September 30, 2009. This increase in dollar amounts was primarily a result of our raw material purchases at higher market prices, partially offset by a reduction in our inventory quantities due a shortage of supplies. We experienced a reduction in inventory during the third quarter of our fiscal 2010 due to a rising market pricing and a shortage of supplies.

Our prepaid expenses and other current assets totaled $1.0 million at June 30, 2010, an increase of $0.9 million from September 30, 2009.  These amounts primarily consisted of our prepayments to two of our primary suppliers for merchandise we ordered but had not yet been shipped.

Our property and equipment net of accumulated depreciation totaled $6.6 at June 30, 3010, an increase of $2.1 million from September 30, 2009. This increase was primarily as a result of an increase of $0.9 million for construction,  ,  $0.8 million in manufacturing equipment and $0.2 million in office equipment primarily for our Tianjin coolant facility and $0.6 million in construction in progress for the purchase of our corporate offices in Shanghai, China, which were partially offset by a $0.3 million increase in accumulated depreciation.

Our notes payable totaled $7.4 million at June 30, 2010, an increase of 145% compared to September 30, 2009. The primary components of notes payable at June 30, 2010 included:

•	$5.2 million non-interest bearing bankers acceptance secured by $3.1 million in restricted cash, payable on demand;
•	An aggregate of $1.8 million 5.103% interest bearing notes payable to Industrial and Commercial Bank of China secured by $2.3 million in our accounts receivable; and
•	$0.4 million 5.841% interest bearing notes payable to Country Commercial Bank of China collateralized by two real properties.

The increase in bank acceptance guarantees at June 30, 2010 results from increased net revenues during fiscal 2010.  We have an arrangement with certain banks, which allows us to obtain cash upon the sale of goods to a customer with extended payment terms thereby increasing our liquidity.  The loans are funded by the bank upon the collateral assignment to the bank of an invoice and the sales contract which gives rise to the sale. The amount of the loan is determined on a case by case basis depending on the payment terms under on the invoice and the credit quality of the customer.  In the event the customer fails to pay the invoice in accordance with its terms or we fail to pay the loan when due, the bank is entitled to take funds from any of our other bank accounts maintained at the bank. None of our debt obligations require us to remain in compliance with any covenants.

Our notes payable - related party totaled $0.5 million, an increase of $0.1 million from September 30, 2009. Notes payable – related party represents the amounts we owe China Direct Industries, Inc. During the third quarter of fiscal 2010 we borrowed an additional $0.1 million from China Direct Industries, Inc. at a 4% annual percentage rate for working capital. The amounts due China Direct Industries, Inc. mature between February 2011 and June 2011.

Our accounts payable and accrued expenses totaled $2.9 million at June 30, 2010 an increase of $2.0 million from September 30, 2009. This increase was primarily as a result of timing differences of payments made against payables and new orders placed during the ordinary course of business.

Our advances from customers totaled $1.1 million at June 30, 2010, an increase of $0.9 million from September 30, 2009. This increase was primarily as a result of increased orders during the second and third quarters of fiscal 2010 due to the customary busy summer season, coupled with a severe flooding in Southern China which interrupted our planned shipments. These advances represent the deposits on orders we require before we ship goods to our customers. With our newly added 8,000 metric ton storage capacity at our Tianjin facility we expect to reduce the impact of supply shortage and anticipate advances from our customers will return to its historical level.

Our taxes payable totaled $0.6 million at June 30, 2010, an increase of $0.2 million compared to September 30, 2009.  The increase in taxes payable at June 30, 2010 from September 30, 2009 was primarily a result of larger provision for income tax during the first nine month of fiscal 2010 due to a higher net income at AoHong through its acquisition of Jinqian.

Our due to related parties at June 30, 2010 totaled $0.5 million, an increase of $0.2 million from September 30, 2009, which was primarily attributable to an increase of $0.2 million due China Direct Industries, Inc. including professional and consulting fees, and interest payable on notes outstanding. We receive professional and consulting services from China Direct Industries, Inc. on a contract basis, including investor relations, accounting, financial and legal advisory services, and back-office support.
To date our total capital expenditures are expected to be approximately $18.0 million covering the following projects:

Under the acquisition agreement with AoHong, we were required to provide an aggregate of $3.4 of capital between September 2007 and June 2009.  As of June 30, 2010, $1.8 million of this amount remains due to AoHong.  Mr. Aihua Hu, a member of our Board of Directors and AoHong’s CEO, and his wife Mrs. Ying Ye, who are its noncontrolling interest holders have orally agreed to extend the payment date of this balance to on or before November 20, 2010. In the event we are unable to meet our commitment to contribute $1.8 million to AoHong by November 20, 2010, our ownership interest in AoHong is subject to reduction based on the amount of capital we contributed in relation to the amount of capital contributed by all of AoHong’s shareholders.  Consequently, we would no longer consolidate the earnings of AoHong and would account for our investment using the equity method of accounting.  Because AoHong’s operations represent all of our business and operations, our financial statements in future periods would be materially impacted by our inability to consolidate its operations.  As discussed below, there can be no assurance that we can raise capital on suitable terms, if at all, by the November 20, 2010 deadline

Since December 2008 we have invested over $4.4 million in the Tianjin Special Economic Development Zone to expand our storage capacities and market reach in the northern market. On May 1, 2010 we completed the Phase One of this 8,000 metric ton capacity facility and began its trial production.  We expect to go into full production at this facility after August 2010. We have postponed the start of our previous plans for the second phase of construction at Tianjin facility due to our construction commitment at the Conghua facility until we are able to fund this further expansion. We anticipate that we will need an additional $1.5 million in capital at such time as we are prepared to proceed with the second phase of this project.

        In June 2010, we purchased a new 1,035 square foot office space in Shanghai, China from Shanghai Zhongye Xiangteng Investment Co., Ltd., an unrelated party for RMB8,041,640 (approximately $1.2 million). This office will serve as our future corporate headquarters in China. This space is currently under construction and will be available for interior design and installation in late August 2010 and ready for operational use in January 2011. As of June 30, 2010 we paid $0.5 million in cash and accrued $0.7 million as current liability, which was subsequently paid in cash on July 1, 2010. We estimate that our costs for the interior design and installment will be approximately $0.1 million to be paid by the end of first quarter of fiscal 2011.

On July 19, 2010 we entered into an Equity Purchase Contract to acquire a 100% ownership interest in Jianxin for RMB 11.9 million (approximately U.S. $1.8 million) in cash. Jianxin holds the use rights to an 8.1 acre parcel of land located in Conghua, China. We plan to use this parcel of land to construct our 20,000 metric ton capacity coolant repackaging, mixing and distribution facility. We paid approximately $0.5 million on July 21, 2010 towards the purchase price with the remaining $1.3 million to be paid by the end of August 2010 upon transfer of the ownership interest in Jianxin.

Following the closing of our acquisition of Jianxin in July, 2010, we plan to construct a coolant supply and storage facility in the Conghua Development Zone in Guangdong Province, China, and to procure the required storage and ISO tanks and steel cylinders, which will take place in two phases. The planned Phase I and Phase II will require $6.3 million and $3.7 million, respectively.  In Phase I, we plan to build four 100 cubic meter, eight 80 cubic meter, and four 50 cubic meter storage tanks; a 2,000 square meter plant, a 600 square meter equipment room, a 600 square meter office and living space, a 1,000 square meter steel shed; and to procure 10 ISO and 200 1,000 liter steel cylinders. Once complete, this facility will increase our production capacity by 1,320 metric tons or a 26.3% increase to our current production capacity. In Phase II, we plan to build eight 80 square meter and four 50 square meter storage tanks, a standard 2,000 square meter plant, a 600 square meter equipment room, a 1,000 square meter steel shed, and a 500 square meter natural gas odorant repackaging plant; and to procure 20 ISO and 400 1,000 liter steel cylinders. Once we complete both phases of construction, our total capacity in Conghua will be 2,500 metric tons per year or a combined 47.1% increase to our current production capacity. If we do not have sufficient working capital by the end of September 2010, we will defer the start of Phase One until October 2010 with expected completion in July 2011. Then Phase Two construction would commence in July 2012 and to be completed in October 2012.

Upon completion of Phase I and II of our planned Conghua facility, we expect to have annual production capacity of 20,000 metric tons of environmentally friendly coolant products at this facility by 2013, which will account for more than 30% of the total market share in Guangzhou, China.

        In addition to these obligations we also have approximately $2.9 million of accounts payable and accrued expenses which will become due within the next 12 months.

Historically, we have financed our growth and cash requirements through equity investments and debt and equity financing. Presently, we require approximately $18.0 million in additional capital to complete our planned projects during the remainder of fiscal 2010 and coming fiscal 2011. We intend to seek a portion of this capital through bank loans, together with one or more private offerings of our securities. While we have begun preliminary discussions with banks, we are uncertain if the current commercial lending climate in China is such that we will be able to fund all or a portion of these needs through bank loans.  We do not have any commitments for additional capital which could be available to us through the sale of our securities and given the low trading price of our common stock there are no assurances we will be successful in any efforts to raise additional capital through the sale of our securities.  Even if we are successful in securing the additional capital, these transactions will impact our company.  If we raise additional funds through the issuance debt, we will incur increased interest expense and if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. The new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. Given the current uncertainties in the capital markets, there can be no assurance that we can raise capital on suitable terms, if at all.

The process of raising capital is time-consuming and costly, and if we are unable to raise capital and satisfy our contractual commitments to AoHong, our operations in future periods could be adversely impacted and we could lose all or a portion of our investment in AoHong. In addition, if we are unable to satisfy the debt we owe China Direct Industries, Inc., it could declare a default and would be entitled to pursue collection of the obligation. If we are unable to obtain the financing necessary to pay the obligations as they become due and support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Cash Flow Activities

For the nine months ended June 30, 2010, cash provided by operating activities totaled $1.6 million, primarily as a result of $0.6 million in net income, an increase of $2.0 million in accounts payable and accrued expenses, $0.9 million in advances from customers, and $0.2 million in taxes payable, a decrease of $0.7 million in notes receivable, as well as non-cash items of $0.4 million in stock-based compensation for consulting fees, and $0.3 million in depreciation, which were partially offset by an increase of $1.5 million in inventories, $1.4 million in accounts receivable, and $0.6 million in prepaid expenses and other current assets, as well as a non-cash item of $0.2 million in gain on the acquisition of Jinqian. For the nine months ended June 30, 2009, net cash provided by operating activities totaled $3.0 million, primarily as a result of an increase of $0.8 million in accounts payable and accrued expenses and $0.4 million in advances from customers; a decrease of $0.8 million in prepaid expenses and other current assets, $0.3 million in inventories, and $0.3 million in notes receivable; as well as non-cash items of $0.3 million in realized loss on marketable securities, $0.2 million in depreciation, $0.2 million stock-based compensation for consulting fees, and  $0.1 million in loss on disposition of property and equipment; which were partially offset by $0.7 million in net loss from continuing operations, and $0.2 million in net loss and $0.2 million in net cash used in discontinued operations.

For the nine months ended June 30, 2010, net cash used in investing activities totaled $2.5 million primarily as a result of an increase of $2.4 million in property and equipment and $0.1 million in acquisition. For the nine months ended June 30, 2009, net cash used in investing activities totaled $0.9 million primarily as a result of an increase of $0.8 million in the acquisition of land use rights and $0.3 million in property and equipment partially offset by $0.1 million in the proceeds from the sales of marketable securities.

For the nine months ended June 30, 2010, net cash provided by financing activities totaled $2.4 million primarily as a result of an increase of $4.4 million in proceeds from notes payable and $0.2 million in proceeds from advances – related party, partially offset by an increase of $2.2 million in restricted cash. For the nine months ended June 30, 2009, net cash used in financing activities totaled $1.2 million primarily as a result of a decrease of $0.9 million in notes payable and $0.1 million in advances – related party due to our payment, and an increase of $0.2 million in restricted cash.

As a result of these changes, our net cash increased $1.6 million for the first nine months of fiscal 2010 as compared to a net cash increase of $0.7 million including a $0.05 million gain from the effect of foreign currency exchange rate on cash for the nine months end June 30, 2009.

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

Plant and Equipment

We sell and distribute assorted chemicals in China.  Our main products are liquid coolants, which are employed primarily as refrigerants in air conditioning systems.  Most of our plant and equipment are used to store such chemicals. They are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The costs of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. As part of our accounting policies and procedures we perform an impairment analysis on an annual basis.

Our business is highly regulated.  Any negative change in regulatory and environmental policies, technical specifications, and customer acceptance of our products may have an adverse effect on our business operations, including any possible cessation of our operating activities, which could impair the usefulness and fair market value of our plant and equipment.  These changes in circumstances and other changes we may encounter in the future may require us to perform an impairment analysis of our plant and equipment more often, rather than on an annual basis.

Impairment of Long-Lived Assets

We have adopted subtopic 360-10-35-17 of the FASB Accounting Standards Codification for long-lived assets. Our business is highly regulated.  Any negative change in regulatory and environmental policies, technical specifications, and customer acceptance of our products may have an adverse effect on our business operations, including any possible cessation of our operating activities, which could impair the usefulness and fair market value of our plant and equipment. These changes in circumstances and other changes we may encounter in the future may require us to perform an impairment analysis of our long-lived assets more often, rather than on an annual basis.

        As part of our accounting policies and procedures we perform an impairment analysis on an annual basis. We performed our last impairment analysis on or around September 30, 2009, and determined that there was no impairment to our long-lived assets other than our scheduled depreciation on a straight-line basis. In addition, we have concluded that the fair value of our long lived assets were substantially in excess of the carrying values on our balance sheet included in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. (REMOVED AND RESERVED).

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) who also serves as  our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who also services as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010.

Based on this evaluation, our Chief Executive Officer who also served as our principal executive officer and principal financial and accounting officer concluded that as of June 30, 2010 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Based on the evaluation we determined that our disclosure controls and procedures were not effective as a result of our lack of controls over accounting and financial reporting we overstated our inventory and understated our cost of goods sold in conjunction with our acquisition of Shanghai Jinqian Chemical Co., Ltd. that caused us to restate our consolidated financial statements for the three month period ended December 31, 2009 as described in Note 1 to Financial Statements included in this report. Solely as a result of these significant deficiencies and/or material weaknesses, our management, including our CEO who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

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

WE WILL NEED TO RAISE CAPITAL TO SATISFY VARIOUS OBLIGATIONS.

We have $2.9 million of accounts payable and accrued expenses coming due in the next 12 months.  In addition, under the acquisition agreement with AoHong, we were required to provide an aggregate of $3.4 million of capital between September 2007 and June 2009.  As of August 16, 2010, $1.8 million of this amount remains due to Mr. Aihua Hu, a member of our Board of Directors and AoHong’s CEO, and his wife Mrs. Ying Ye, who are the minority owners of AoHong.  Mr. Hu and Mrs. Ye have orally agreed to extend the payment date of this balance to on or before November 20, 2010.  In addition, we owe China Direct Industries, Inc. $0.5 million for loans to us which are due on June 30, 2011. On July 19, 2010 we entered into an Equity Purchase Contract to acquire a 100% ownership interest in Jianxin for $1.8 million in cash, with a remaining balance of $1.3 million to be paid by the end of August, 2010. We plan to use the 8.1 acre parcel of land Jianxin holds to construct a coolant supply and storage facility in the Conghua Development Zone in Guangdong, China, which is expected to cost approximately $10.0 million.  We also need $1.5 million in capital to complete the second phase of our Tianjin facility, and an additional $0.1 million for the interior build out for our Shanghai corporate headquarters.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESTATED).

ITEM 5.  OTHER INFORMATION

In June 2010, AoHong agreed to purchase a 1,035 square foot office space and a proportionate share of the land use rights associated with that space from Shanghai Zhongye Xiangteng Investment Co., Ltd., an unrelated party, in a newly constructed commercial office building located at Xiangteng Fortunate Plaza, Floor 4, Suite 501, Gonghexin Road Lane 3088, Zhabei District in Shanghai, China. AoHong agreed to pay a purchase price of RMB 8,041,640 (approximately US$1,182,594) of which RMB 3,041,640 (approximately US$446,735) was paid as of June 30, 2010.  June 30, 2010. This office will serve as our corporate headquarters and our staff that supervises the activities of sales, international trading, accounting, logistics and production of all subsidiaries will operate from this location. We expect to close on the purchase of this office space in August 2010 and complete its interior build out by January 2011 which is expected to cost approximately $0.1 million.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
4.4	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on May 24, 2010.)
10.18	Shanghai Advance Sale for Commercial/Residential Building dated June 10, 2010 between Shanghai Zhongye Xiangteng Investment Co., Ltd. and Shanghai Aohong Chemical Co. Ltd.*
10.19	Equity Purchase Contract dated July 19, 2010 entered into between Shanghai AoHong Chemical Co., Ltd. and Guorong Chen and Yuling Li.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial and accounting officer *
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer *
*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 CHINA AMERICA HOLDINGS, INC.

Date: August 16, 2010	By: /s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer