Form 10-K
period 2010-09-30
CHINA AMERICA HOLDINGS, INC.
filed 2010-12-29
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(MARK ONE)
FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         September 30, 2010
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,734,123 on March 31, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 184,710,792 shares of common stock are issued and outstanding as of December 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to:

•	our ability to raise sufficient capital to satisfy our obligations,
•	risks associated with the lack of experience of our sole officer with U.S. public companies,
•	difference in legal protections under Chinese and U.S. laws,
•	the risk of doing business in the People's Republic of China ("PRC"),
•	restrictions on currency exchange,
•	dependence on key personnel,
•	enhanced government regulation,
•	compliance with PRC governmental regulation and environmental laws,
•	compliance with the United States Foreign Corrupt Practices Act,
•	limited insurance coverage,
•	market overhang from outstanding warrants and options,
•	absence of corporate governance protections, and
•	the impact of the penny stock rules on the trading in our common stock.

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

“AoHong” refers to Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong’s wholly owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company,  Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company,  AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company (“AoHong Tianjin”), Shanghai Jinqian Chemical Co. Ltd. a Chinese limited liability company (“Jinqian Chemical”), and Guangzhou AoHong  Chemical Co., Ltd, formerly known as Guangzhou Jianxin Enterprise Co., Ltd., a Chinese limited liability company (“Guangzhou AoHong”);

“China Direct” refers to China Direct Industries, Inc., a Florida corporation, and its subsidiaries.  China Direct owns approximately 30% of our outstanding common stock;

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

"Big Tree" refers to Big Tree Toys, Inc., a Florida corporation formerly known as Big Tree Group Corp., and

"Jieyang Big Tree" refers to Jieyang Big Tree Toy Enterprise Co, Ltd., a Chinese limited liability company and wholly-owned subsidiary of Big Tree

In addition, in this report “2009” refers to the twelve months ending September 30, 2009, the “2009 transition period” refers to the nine month transition period ending September 30, 2009, and “2010” refers to the fiscal year ending September 30, 2010, unless the context otherwise specifically provides,.

PART I

ITEM 1.                      BUSINESS.

Recent Developments

On December 9, 2010 Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”), advanced to us $1,780,000 in order to allow us to fulfill the remaining portion of our obligation to contribute capital to AoHong in connection with our negotiating the terms of an agreement to sell our 56.08% interest in AoHong to Glodenstone.  On December 10, 2010 we made the required payment to AoHong.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Aihua Hu and Ying Ye, to sell our 56.08% membership interest in AoHong to Glodenstone for $3,508,340.  The purchase price is payable by cancellation of the $1,780,000 debt we owe Glodenstone and a $1,728,340 promissory note Glodenstone will issue to us at closing.  Completion of this transaction is subject to stockholder approval.  See Business – Our History – Significant Transactions.

Our board of directors determined it was in our best interests to sell our interest in AoHong because of the difficulties in securing not only the capital to fund our remaining capital contribution obligations to AoHong, but additional capital necessary to properly finance its operations.  The sale of our interest in AoHong will constitute a sale of all or substantially all of our assets and all of our business operations, including the revenues, expenses, assets and liabilities associated with the operation of AoHong.  Consequently, if we do not acquire another business prior to completion of the sale, we will be treated as a shell corporation under Federal securities laws.  We expect that we will then seek a business combination with an operating entity which, while wishing to avail itself of the benefits of being a U.S. public company, does not require the immediate level of capital AoHong requires.

If our stockholders approve the sale of our interest in AoHong to Glodenstone, AoHong’s operations will no longer be part of our business.  The following discussion relates to AoHong’s operations and is applicable to our company so long as we own a controlling interest in AoHong.

Overview of AoHong’s Business

AoHong sells and distributes assorted chemicals in China through our AoHong subsidiary and its subsidiary companies.  The majority of our revenues are generated through the sale and distribution of liquid coolants.  While our products can be employed in a variety of applications, AoHong primarily sells and distributes refrigerants for use in air conditioning systems.  AoHong also sells and distributes chemical products used in the application of fire extinguishing agents, aerosol sprays, insecticides, and tetrahydrothiophene (“THT”).

AoHong’s main product group is liquid coolants which are employed primarily as refrigerants in air conditioning systems. AoHong's operations are comprised of two basic functions:

•	Single Freon-based chemical products, which are distributed either in bulk quantities or in smaller packages.
•
Multiple Freon-based chemical products, which are custom mixed of various raw materials at AoHong’s facilities in accordance with customer specifications and distributed either in bulk quantities or in smaller packages.

AoHong’s customers include manufacturers and retailers of air conditioning systems, refrigerators, automobiles, coolants, pharmaceuticals and chemicals.  In fiscal 2010, approximately 88% of AoHong’s net revenues were from the sale of single-freon based chemical products, 10% of AoHong’s net revenues were from the sale of multiple-freon based products and approximately 2% of AoHong’s net revenues were generated from the sale of non-refrigerant chemical compounds to the chemical and pharmaceutical industries.  Approximately 67% of AoHong’s products were utilized domestically in fiscal 2010 while the balance was exported.

AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shanxi, Chongqing, Sichuan, Jiangsu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan.  AoHong exports to countries such as Russia and Thailand.

A significant portion of AoHong’s sales volume, approximately 12%, in 2010 and 2009, are derived from automobile, refrigerator and air conditioning manufacturers; as such, historically AoHong has witnessed a seasonal surge in demand for refrigerant products from March to July.  AoHong utilizes a purchase order system for orders; generally it enters into supply agreements with major customers, which outline annual demand.  Typically AoHong delivers product within 15 to 30 days from the time an order is placed.  AoHong generally offers customers terms of net 60 days to net 90 days.

One customer, Shanghai 3F New Material Co., Ltd., accounted for 21% of AoHong’s net revenues in fiscal 2010.

Product Offerings

The following are a list of the major products we sell:

PRODUCT	STRUCTURAL FORMULA	APPLICATION
R22 Difluorochloro Methane	CHCLF2	Compressor for industrial and residential air conditioning systems; insecticides, painting spray and fire extinguishing agent
R134A	CH2FCF3	Refrigerant, common in automobile air conditioners and refrigerators
R22-1	CH2F2/CF3CHF2	Refrigerant, substitute for R22
R404A	CF3CHF2/CH3CF3/CF3CH2F	Refrigerant, substitute for R22

During fiscal 2010 and the 2009 transition period, sales of R22, R134A, and R22-1 represented approximately 82% and 86% of AoHong’s net revenues, respectively.  The chemicals, R22, R134A, and R22-1 are coolants which are generally used as refrigerants in a variety of air conditioning systems.

AoHong focuses on the sale and distribution of environmentally responsible products, and seeks to emerge as a leader in the sale and distribution of environmentally responsible coolants within China.  Approximately 35% and 30% of AoHong’s net revenues for 2010 and 2009, respectively, were derived from environmentally responsible products.  Environmentally responsible products include hydrocarbon (HC) refrigerants and HFC refrigerants made of hydrogen, Fluorine and Carbon.  Both refrigerants have zero ozone depletion potential (ODP) and much lower global warming potential (GWP) than traditional CFC and transitional HCFC refrigerants.

Environmentally responsible products AoHong offers include the following:

PRODUCT	STRUCTURAL FORMULA	APPLICATION
R134A	CH2FCF3	Refrigerant, common in automobile air conditioners and refrigerators
R600A	CH3(CH3) CHCH3	Refrigerant common in refrigerators
R404A	CF3CHF2/CH3CF3/CF3CH2F	Refrigerant, substitute for R22
R407C	CH2F2/CF3CHF2/CF3CH2F	Refrigerant, substitute for R22
R410A	CH2F2/CF3CHF2	Refrigerant, substitute for R22
R142B	CCIF2CH3	Refrigerant

Sales and Marketing

AoHong employs nine full time and two part-time salespersons.  One part-time salesperson is dedicated to covering the Shandong Province and the other part-time salesperson dedicated to covering the Sichuan Province.  These two salespersons travel frequently to these provinces.  AoHong also markets and promotes its products through a variety of venues, including industry trade shows, online advertising, marketing literature, and referrals.  The focal point of our marketing strategy is to deliver customized refrigerant supply solutions in an environmentally responsible manner.  AoHong strictly adheres to the environmental protection regulations and policies to conduct its production and execute sales, storage, shipping, and delivery to customers’ demands.

Suppliers and Availability of Raw Materials

AoHong purchases products from a variety of sources, including:

Supplier	Product
JiangSu MeiLan Chemical Co., Ltd.	R22, R142b
Chevron Phillips Chemical (China) Co., Ltd.	R600a, THT (Tetrahydrothiophene)
Sinochem Modern Environmental Protection Chemicals (Xi’an) Co., Ltd.	R134A
Daikin Chemical International Trading(Shanghai) Co., Ltd.	R 404, R407C, R410A

During 2010, approximately 62% of the coolant products AoHong sold and distributed were supplied by JiangSu MeiLan Chemical Co., Ltd. as compared to approximately 70% of the supply in 2009.  Also in 2010, approximately 14% and 11% of the coolant products AoHong sold were supplied by Sinochem Taichang Chemical Industry Park and Sinochem Modern Environmental Protection Chemicals (Xi’an) Co., Ltd., respectively, compared to 12% and 10% in 2009.  AoHong has had a relationship with these companies since 2003. AoHong also sources liquid coolants from Chevron Phillips Chemical (China) Co., Ltd., (since 2003) and Daikin Chemical International Trading (Shanghai) Co., Ltd. (since 2005).

AoHong generally maintains a one month supply of liquid coolants and utilizes disposable steel cylinders to store various gases or liquids purchased in bulk quantities.  These cylinders come in 30 pound and 50 pound capacity and meet the standards of European and U.S. markets.  Generally 90% of AoHong’s net revenues are generated from current customers.  AoHong estimates customer demand and maintains inventory levels in accordance with the anticipated orders from these customers.  Utilizing its warehouse space, AoHong generally increases its inventory levels during the off-peak season which enables AoHong to offer shorter delivery times and in some cases better pricing during the peak selling season.  Terms offered by AoHong’s suppliers are generally net 60 days.

AoHong believes it will have access to sufficient quantities of the coolant products it sells and distributes to meet its needs for the foreseeable future.  AoHong has not experienced shortages of raw material in fiscal 2010.

Competition

The market for the sale of liquid coolants in China is very competitive. There are approximately 13 coolant distributors operating within China, of which approximately four or five are large companies and the remaining eight to nine are smaller companies. AoHong’s principal competitors include:

Competitors	Background
Zhejiang Ju Hua Co., Ltd.	Manufacturer for R22, R134a
Shandong Dongyue Chemical Co., Ltd.	Manufacturer for R22, R134a
Beijing Jinxing Jiaye Chemical Co., Ltd.	Packaging company

AoHong believes that it differentiates itself from its competitors through its ability to accommodate a variety of orders in the form of repacking, combining, or distributing products and its warehouse capacity enables AoHong to meet customer demand on short notice.

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

In January 2009, we sold our historical operations related to the Biometrics segment to the Pearl Group Advisors, Inc. pursuant to an asset purchase agreement.  Pearl Group Advisors, Inc. was wholly owned by Mr. Dore S. Perler, then a member of our Board of Directors and corporate secretary and our former Chief Executive Officer.  The Biometric segment assets that were sold included customer and supplier lists, business records, trademarks and other intellectual property and vendor warranty claims. The consideration received by us in connection with the sale of these assets included the assumption of liabilities, if any, by Pearl Group Advisors, Inc. related to the Biometrics segment and the termination of Mr. Perler’s May 1, 2007 employment agreement with us.  In 2009, the Biometric segment is reported on our financial statements as a discontinued operation and prior periods have been restated in our financial statements and related footnotes to conform to this presentation.

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

Government Regulations

AoHong’s operations must conform to the Industrial Chemical Control Law (ICCL) of the People’s Republic of China, The Management Regulation of Chemical Industry Environmental Protection and rules for private (non-state owned) companies doing business in China, and Regulations on the Safety Administration of Dangerous Chemicals.  We are also subject to registration and inspection by The Ministry of China Chemical Industry with respect to the distribution of chemical products in China.  We are licensed by the Shanghai Government for the distribution of chemical products.  The applied regulations associated with inspection include the Principles for Gas Cylinder Safety Supervision, Safety Inspection Regulations for Gas Cylinders, and Regulations on Safety Supervision over Special Equipment.

As the Chinese government fills its pledge to gradually phase out ozone depletion containment, we believe that AoHong’s product offerings will be in compliance with the regulations that favor environmentally responsible products.  These regulations are issued by the State Ministry of Environmental Protection, National Development and Reform Commission, Ministry of Commerce, General Administration of Customs and the General Administration of Quality Supervision, and Quarantine.  In general, we believe AoHong’s operations conform to the Production Safety Law of the People’s Republic of China that specifies the mandatory measures to ensure production safety and emergency management and rescue.  We also need to conform to the Labor Law of the People's Republic of China.

AoHong holds various certifications related to its operations, including:

•	Environmental Management System ISO14001: 2004 certificate;
•	ISO9001:2000 quality system certificate;
•	OQS Certificate that conforms to ISO/TS 16949 (international quality management certificate for the automotive industry);
•	Gas Cylinder Filling Certificate; and
•	Operating License for Hazardous Chemicals.

Doing Business in the PRC

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws.  Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect AoHong’s ability to do business in China and compete with other companies in its industry.

As a U.S. company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the China's State Council, National Development and Reform Commission (“NDRC”), Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”).

Employees

At September 30, 2010 we had a total of 62 employees as follows:

Management	7
Accounting	6
Administration	11
Warehouse and delivery	7
Lab	4
Production	17
Sales	9
Purchase	1
Total	62

We believe that relations with our employees are good.  As of September 30, 2010, all of AoHong’s employees were located in China, each full-time employee is a member of a local trade union.  Labor relations have remained positive and we have not had any employee strikes or major labor disputes.  Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the company.

AoHong is required to contribute a portion of its Chinese employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  AoHong expects the amount of its contribution to the government's social insurance funds to increase in the future if it expands its workforce and operations.

Consultants

We rely on the services of consultants, some of which are affiliates, to assist us in various areas of our business.  In August 2009 we entered into a consulting and management agreement with China Direct Investments, Inc., a subsidiary of China Direct Industries, Inc.  The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011.  The agreement may be extended for an additional 12 months upon mutual agreement of both parties.  We engage the services of the consultant as our representative in the United States.  The services provided include but are not limited to general business consulting, management of professional resources, coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, investor relations activities and assisting in the implementation of acquisition and divestiture transactions.  Under the term of the agreement, we will issue China Direct Investments, Inc. a total of 64,000,000 shares of our common stock.  8,000,000 shares are payable by the end of each quarter ending December 31, March 31, June 30, and September 30, commencing October 1, 2009.  The fair value of the shares issued is determined using the average stock price over the quarter the services were earned.  This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees.  Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.

Prior to the August 2009 agreement, in April 2009 we had entered into a one year consulting and management agreement with China Direct Investments, Inc, covering the period from January 1, through December 31, 2009.  Under the terms of the April 2009 agreement, we were to issue to China Direct Investments, Inc. a total of 20,000,000 shares of our common stock valued at $400,000.  Of these shares, 5,000,000 shares are payable at the end of each calendar quarter of 2009.  We issued 15,000,000 shares under this agreement through September 30, 2009.  This agreement also provided for the payment of discretionary award fees to be paid to the consultant and/or its designees.  No discretionary awards were made under this agreement.

Our History and Significant Transactions

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

On June 27, 2007 we acquired a 56.08% interest in AoHong in exchange for our commitment to contribute $3,380,000. In addition, we issued Mr. Aihua Hu, a member of AoHong’s board and its CEO, 12,500,000 shares of our common stock valued at $1,187,500 as additional consideration.  Our commitment to AoHong required us to provide an aggregate of $3,380,000 between September 2007 and June 2009 to the registered capital of AoHong.  As of September 30, 2010 we owed $1,780,000 under this commitment to the noncontrolling owners of AoHong, who include Mr. Hu and his wife, Mrs. Ye.  Mr. Hu and Mrs. Ye had orally agreed to extend the due date to November 20, 2010.  On December 10, 2010 we paid the remaining $1,780,000 to fulfill the outstanding obligation for the registered capital of AoHong using all of the proceeds of the loan from Glodenstone (see “Recent Developments”).

In November 2007, we changed the name of our company to China America Holdings, Inc. to better reflect our business and operations at that time.

On August 31, 2007, we acquired a 60% interest in Big Tree, which together with its subsidiary Jieyang Big Tree, was a development stage company based in China that intended to operate in the toy business.  In 2008 we discontinued our Toy Distribution segment and we no longer own any interest in Big Tree or Jieyang Big Tree.  We do not intend to pursue any other business opportunities in the toy industry.

In the fourth quarter of 2008, we elected to discontinue our Biometrics segment and in January 2009, we sold our historical operations related to the Biometrics segment to Mr. Perler as described earlier in this section.

Significant Transactions.

On December 9, 2010 Glodenstone advanced to us $1,780,000 in order to allow us to fulfill the remaining portion of our obligation to contribute capital to AoHong as we negotiated the terms of an agreement to sell our 56.08% interest in AoHong to Glodenstone.  On December 10, 2010 we made the required payment to AoHong.  On December 23, we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our membership interest in AoHong to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of the $1,780,000 debt we owe Glodenstone and a $1,728,340 promissory note Glodenstone will issue to us at closing.  The promissory note issued by Glodenstone will bear interest at the rate of 5% per annum, will be due on December 31, 2011 with accrued interest and will be secured by the membership interest in AoHong which we have agreed to sell to Glodenstone. Also on December 23, 2010 we signed a promissory note agreeing to repay Glodenstone the $1,780,000 it advanced to us on December 9, 2010 (the “Glodenstone Note”).  We agreed to pay interest on this obligation at the rate of 5% per annum and the principal balance and accrued interest are due upon the earlier of May 31, 2011 or the closing on the sale of our 56.08% interest in AoHong to Glodenstone.  In addition, Mr. Hu will resign all positions with our company upon closing of this transaction which is conditioned upon the approval of our stockholders.

We agreed to file an information statement with the SEC in compliance with applicable U.S. Federal securities laws describing the sale of our interest in AoHong and use our best efforts to respond to any comments from the SEC in order to facilitate shareholder approval as required under the terms of the Membership Interest Sale Agreement and applicable law.

ITEM 1A.                                RISK FACTORS

An investment in our common stock involves a significant degree of risk.  You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.  If any of the following risks and uncertainties were to develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR COMPANY

WE WILL NEED TO RAISE CAPITAL TO SATISFY VARIOUS OBLIGATIONS.

We have approximately $13.9 million of short term obligations coming due during fiscal 2011 and we do not have sufficient capital to pay these obligations, including $8.8 million of debt payable by AoHong to various banks in the PRC and $0.8 million of loans and other amounts payable to China Direct, including a $400,000 promissory note for which the original due date of June 30, 2009 has since been extended, along with all of our other obligations to China Direct, to October 15, 2011, as well as $1.8 million payable under the Glodenstone Note due no later than May 31, 2011.  If the sale of AoHong is completed, the $0.8 million payable to China Direct and the $1.8 million Glodenstone Note will continue, and we do not have the financial resources to repay these amounts when they become due.  While we expect to receive $1.7 million in December 2011 in connection with the sale of AoHong, if the transaction is completed, we do not have any other sources to provide additional capital and we cannot assure you that funds will be available to us upon terms acceptable to us, if at all.  Currently, our only sources of working capital are funds generated from AoHong’s operations and the proceeds from the exercise, if any of our outstanding warrants.  There are also no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all.  If we do not raise funds as needed, our ability to satisfy our obligations is in jeopardy.  In this event, you could lose all of your investment in our company.

WE MAY BE TREATED AS A SHELL CORPORATION AND CURRENTLY DO NOT HAVE PLANS TO ACQUIRE AN OPERATING BUSINESS AND MAY NOT BE ABLE TO IDENTIFY OR FULLY CAPITALIZE ON ANY APPROPRIATE BUSINESS OPPORTUNITIES.

If our stockholders approve the sale of AoHong and we do not acquire another business prior to completion of the transaction, we will not have any operating business. In that case, we will be treated as a shell corporation under Federal securities laws. In addition we would incur operating expenses while we consider a business combination with another operating company. We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

•	competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
•
in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and

•	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

OUR SOLE EXECUTIVE OFFICER WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER DOES NOT HAVE ANY EXPERIENCE WITH U.S. PUBLIC COMPANIES.

In January 2009, we appointed Mr. Shaoyin Wang as our President, Chief Executive Officer and Chief Financial Officer. Mr. Wang is located in China and does not have any experience in managing a U.S. public company.  In addition, Mr. Wang is not an accounting professional and does not have any experience in the application of accounting principles generally accepted in the United States of America or the rules and regulations of the SEC.  While we believe that Mr. Wang’s professional experience will benefit our current Chinese operations, we cannot assure you that his lack of experience with U.S. public companies will not result in greater professional and consulting expenses as we seek a business combination with another operating company.  These activities are expected to increase our reliance on third parties to assist us in meeting our reporting obligations under Federal securities laws which will adversely impact our results of operations in future periods.

RISKS RELATED TO AOHONG

The following risk factors relate to our subsidiary, Shanghai AoHong Chemical Co., Ltd. which we plan to sell upon stockholder approval. If our stockholders approve this sale, the following risk factors will no longer be applicable to our company.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

Our subsidiaries include AoHong, which was organized under the laws of the PRC and all of its business and operations are conducted in China.  We are a party to certain contracts related to those operations.  While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses.  Because these contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions.  We anticipate that AoHong will likely enter into contracts in the future which will likewise omit these types of legal protections.  While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute under agreements which could have been avoided if the contracts were prepared in conformity with U.S. standards.  Contractual disputes which may arise from this lack of legal protection will divert management's time from the operation of our business and require us to expend funds attempting to settle a possible dispute.  This possible diversion of management time will limit the time our management would otherwise devote to the operation of our business, and the diversion of capital could limit the funds we have available to pay our ongoing operating expenses.

AOHONG'S OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION. IF IT FAILS TO COMPLY WITH THE APPLICABLE REGULATIONS, ITS ABILITY TO OPERATE IN FUTURE PERIODS COULD BE IN JEOPARDY.

AoHong is subject to various state and local regulations related to the distribution of chemicals.  It is also licensed by the Shandong Bureau of Quality and Technical Supervision to distribute chemicals.  While AoHong is in substantial compliance with all provisions of those registrations, inspections and licenses and has no reason to believe that they will not be renewed as required, any non-renewal by these governmental authorities could result in the cessation of its business activities which would have a material adverse effect on our results of operations in future periods.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS CAN BE EXPENSIVE, AND NONCOMPLIANCE WITH THESE REGULATIONS MAY RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES AND FINES.

AoHong’s operations must conform to the Industrial Chemical Control Law (ICCL) of the People’s Republic of China, the Management Regulation of Chemical Industry Environmental Protection and rules for private (non-state owned) companies doing business in China, Regulations on the Safety Administration of Dangerous Chemicals, and it is subject to registration and inspection by The Ministry of China Chemical Industry with respect to the distribution of chemical products in China.  AoHong is also required to comply with all national and local regulations regarding protection of the environment.  If AoHong fails to comply with present or future environmental regulations, it may be required to pay substantial fines, suspend production or cease operations. AoHong uses, generates and discharges toxic, volatile and otherwise hazardous chemicals and wastes in operations.  Any failure by AoHong to control the use of, or to restrict adequately, the discharge of hazardous substances could subject AoHong and our company to potentially significant monetary damages and fines or suspensions in AoHong’s business operations.

AOHONG AND OUR COMPANY DO NOT HAVE VARIOUS BUSINESS INSURANCE COVERAGE WHICH IS COMMONLY CARRIED BY U.S. COMPANIES

The insurance industry in China is still at an early stage of development.  Insurance companies in China offer limited business insurance products.  AoHong does not have any business liability or disruption insurance coverage.  Accordingly, any business disruption or natural disaster may result in our incurring substantial costs and the diversion of our resources which would result in a material adverse impact on its operations in future periods.

RISKS RELATED TO DOING BUSINESS IN CHINA

ALL OF AOHONG’S ASSETS AND ALL OF ITS OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

AoHong’s business operations could be restricted by the political environment in the PRC.  The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  In recent years, however, the government has introduced reforms aimed at creating a socialist market economy and policies have been implemented to allow business enterprises greater autonomy in their operations.  Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment.  Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH AOHONG MUST CONDUCT ITS BUSINESS ACTIVITIES.

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

Because a substantial portion of AoHong’s revenues are in the form of Renminbi (RMB), the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  At September 30, 2010 our PRC subsidiaries had approximately $2.1 million on deposit in banks in China, which represented substantially all of our cash.  We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedent, unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect AoHong’s ability to achieve its stated business objectives.  If AoHong is unable to enforce any legal rights it may have under its contracts or otherwise, AoHong’s ability to compete with other companies in its industry could be limited which could result in a loss of revenue in future periods which could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATED TO OUR COMMON STOCK

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

At September 30, 2010, we had 176,710,792 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

•
60,345,863 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $0.04 to $0.50 per share with a weighted average exercise price of $0.083; and

•	8,500,000 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.07 to $0.20 with a weighted average exercise price of $0.091.

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

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker/dealers are likely to undertake these compliance activities.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                         PROPERTIES.

Our principal offices are located in the Huating Economic & Development Area, Jiading District, Shanghai.  We own a 218,000 square foot facility which includes 98,100 square feet of workshop and office space, 33,790 square feet of warehouse space and 115.7 cubic meters of storage tanks.  This facility is owned by AoHong.

Land use rights in China emanate from an agreement with the Chinese government.  The land use rights are valued at approximately $87,763 (RMB 600,082).  Under the terms of the land use rights agreement, AoHong has these rights to use land until November 3, 2053.

In February 2009, AoHong Tianjin obtained the land use right for approximately 253,350 square feet of land located in Ji County Economic Development Park for approximately $751,394 which will be the location of a new production base and distribution facility for AoHong Tianjin.  Under the terms of the land use rights agreement, AoHong Tianjin has these rights until February 22, 2059.

Through its acquisition of Guangzhou AoHong in August 2010, AoHong acquired land use rights for an 8.1 acre parcel of land located in Aotou, Conghua City, China for approximately $1,752,212.  Aotou is located approximately 50 kilometers northwest of Guangzhou, China.  Guangzhou AoHong plans to construct a 20,000 metric ton capacity repackaging, mixing and distribution facility on this land.  In August 2010, AoHong purchased 3,391 square feet of office space and a proportionate share of the land use rights associated with that space in Shanghai, China from Shanghai Zhongye Xiangteng Investment Co., Ltd., an unrelated party for approximately $1.2 million.  Prior to our agreement to sell our interest in AoHong, we had planned to move our corporate headquarters to this office.  We have not determined where we will locate our corporate headquarters after completion of the sale of our interest in AoHong.

Upon the completion of the proposed sale of our interest in AoHong we will no longer own or have any rights to any of the aforementioned properties.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.                      (REMOVED AND RESERVED).

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

	High	Low
2009
First quarter ended March 31, 2009	$0.04	$0.01
Second quarter ended June 30, 2009	0.03	0.01
Nine months transition period ended September 30, 2009	0.02	0.01
2010
First quarter ended December 31, 2009	$0.03	$0.01
Second quarter ended March 31, 2010	0.03	0.01
Third quarter ended June 30, 2010	0.04	0.02
Fourth quarter ended September 30, 2010	0.03	0.01

On December 15, 2010, the last sale price of our common stock as reported on the OTCBB was $0.0132. As of December 15, 2010, there were approximately 879 record owners of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We have never paid cash dividends on our common stock.  Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition.  In addition, under Florida law we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

On August 18, 2010 we issued 8,000,000 shares of our common stock valued at $68,000 to China Direct for consulting services it performed during our third quarter of fiscal 2010 in connection with our August 2009 management and consulting agreement with them.  On October 14, 2010 we issued 8,000,000 shares of our common stock to China Direct valued at approximately $176,000 for consulting services it performed during our fourth quarter of fiscal 2010 in connection with this agreement.

Each issuance of our common stock described in this Item 2 was exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 4(2) of that act. China Direct was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. In addition, China Direct had access to business and financial information concerning our company.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Change in Fiscal Year End

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30.  We have defined various periods that are covered in this report as follows:

•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“twelve months ended September 30, 2009” - October 1, 2008 through September 30, 2009
•	“2009 transition period” — the nine month period from January 1, 2009 through September 30, 2009.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

As a result of the change in our fiscal year end, we are comparing our audited results of operations for the fiscal year ended September 30, 2010 to the unaudited twelve month period ended September 30, 2009. Our transition period for the fiscal year ended September 30, 2009 covered a period of nine months. We believe that a comparison of 12 month periods enhances a reader’s understanding of our results of operations.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Recent Developments

On December 9, 2010 Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”), advanced to us $1,780,000 in order to allow us to fulfill the remaining portion of our obligation to contribute capital to AoHong in connection with our negotiating the terms of an agreement to sell our 56.08% interest in AoHong to Glodenstone.  On December 10, 2010 we made the required payment to AoHong.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Aihua Hu and Ying Ye, to sell our 56.08% membership interest in AoHong to Glodenstone for $3,508,340.  The purchase price is payable by cancellation of the $1,780,000 debt we owe Glodenstone and a $1,728,340 promissory note Glodenstone will issue to us at closing.  Completion of this transaction is subject to stockholder approval.  See Business – Our History – Significant Transactions.

Our board of directors determined it was in our best interests to sell our interest in AoHong because of the difficulties in securing not only the capital to fund our remaining capital contribution obligations to AoHong, but additional capital necessary to properly finance its operations.  The sale of our interest in AoHong will constitute a sale of all or substantially all of our assets and all of our business operations, including the revenues and expenses associated with the operation of AoHong.  Consequently, if we do not acquire another business prior to completion of the sale, we will be treated as a shell corporation under Federal securities laws.  We expect that we will then seek a business combination with an operating entity which, while wishing to avail itself of the benefits of being a U.S. public company, does not require the immediate level of capital AoHong requires.

If our stockholders approve the sale of our interest in AoHong to Glodenstone, AoHong’s operations will no longer be part of our business.  The following discussion relates to AoHong’s operations and is applicable to our company so long as we own a controlling interest in AoHong.

AoHong’s Business

All of our operations are conducted through and revenues are generated by our AoHong subsidiary, which sells and distributes assorted chemicals in China.  Substantially all of AoHong’s revenues are generated through the sale and distribution of Freon-based liquid coolants.  While AoHong’s products can be employed in a variety of applications, we primarily sell and distribute refrigerants for use in air conditioning systems.  We also sell and distribute chemical products used in chemical and pharmaceutical industries for the applications of fire extinguishing agents, aerosol sprays, insecticides, and tetrahydrothiophene (“THT”).

AoHong’s main product group is liquid coolants which are employed primarily as refrigerants in air conditioning systems. AoHong's operations are comprised of two basic functions:

•	Single Freon-based chemical products, which are distributed either in bulk quantities or in smaller packages.
•
Multiple Freon-based chemical products, which are custom mixed of various raw materials at our facilities in accordance with customer specifications and distributed either in bulk quantities or in smaller packages.

AoHong’s customers include manufacturers and retailers of air conditioning systems, refrigerators, automobiles, coolants, pharmaceuticals and chemicals.  In fiscal 2010, approximately 88% of its net revenues were from the sale of single-freon based refrigerants, 10% were from the sale of multiple-freon based refrigerants and approximately 2% were from the sale of non-refrigerant chemical compounds.   Approximately 67% of AoHong’s products are utilized domestically while the balance is typically exported.

AoHong distributes products within China to 16 provinces and districts including Liaoning, Jilin, Beijing, Xinjiang, Shangxi, Chongqing, Sichuan, Jiangsu, Zhejiang, Anhui, Guangdong, Hainan, Hong Kong and Taiwan. AoHong exports to countries in Southeast Asia, Africa, Europe, Australia such as Spain, South Africa, Australia, Russia and Thailand.  In November 2008, AoHong created AoHong Tianjin to expand its distribution channels to the Beijing region. In July 2010, AoHong acquired a 100% interest in Guanzghou AoHong to expand its production base and distribution channels in the Guangdong province and neighboring regions in southeastern China.

Discontinued Operations

In 2008 we discontinued our Biometrics segment, which represented less than 1% of our consolidated revenues.  In January 2009 we sold our historical operations related to the Biometrics segment to our former CEO and AoHong’s operations now represent all of our business and operations.

Our Performance

Our net revenues in fiscal 2010 totaled $51.0 million, an increase of $20.2 million, or 65.6%, compared to the twelve months ended September 30, 2009.  Our gross profit increased to $4.1 million in fiscal 2010 from $2.1 million in the twelve months ended September 30, 2009.  Our income from continuing operations for fiscal 2010 was $1.0 million, compared to a loss from continuing operations of $0.6 million for the twelve months ended September 30, 2009.  Our fiscal 2010 net income of $0.4 million is comprised of $1.4 million of income associated with AoHong, of which we own 56%, and $1.0 million of expenses associated with the U.S. corporate activities of China America.  As a result, we have a net loss attributable to China America Holdings, Inc. of $0.2 million in fiscal 2010, compared to $0.9 million for the twelve months ended September 30, 2009.

Our Outlook

If our stockholders approve the sale of AoHong and we do not acquire another business prior to completion of the transaction, we will not have any operating business. We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities.  We expect, however, that we will seek a business combination with an operating entity wishing to avail itself of the benefits of being a U.S. public company that does not require the immediate level of capital AoHong requires.

RESULTS OF OPERATIONS

Year ended September 30, 2010 compared to Twelve Months ended September 30, 2009 (unaudited)

The following table summarizes our results from continuing operations for fiscal 2010, the twelve months ended September 30, 2009 and the 2009 transition period.  The percentages represent each line item as a percentage of revenues.

	For the Twelve Months Ended September 30,				For the Nine Months Ended
	2010		2009		September 30, 2009
			(unaudited)
Net revenues	$50,972,109	100.0%	$30,781,461	100.0%	$22,883,725	100.0%
Cost of sales	46,835,813	91.9%	28,640,287	93.0%	20,967,658	91.6%
Gross profit	4,136,296	8.1%	2,141,174	7.0%	1,916,067	8.4%

Total operating expenses	3,085,398	6.1%	2,452,300	8.0%	2,098,840	9.2%
Other expenses	(24,321)	0.0%	(324,306)		(5,164)

Income (loss) from continuing operations before
taxes and noncontrolling interest	1,026,577	2.0%	(635,432)	-2.1%	(187,937)	-0.8%

Loss from discontinued operations	-		(168,685)		(75,375)
Loss before income taxes and
noncontrolling interest	1,026,577	2.0%	(804,117)	-2.6%	(263,312)	-1.2%

Provision for income taxes	(594,859)	-1.2%	(84,271)	-0.3%	(98,739)	-0.4%
Net income (loss)	431,718	0.8%	(888,388)	-2.9%	(362,051)	-1.6%
Less: income attributable to noncontrolling interest	(634,084)	-1.2%	(27,543)	-0.1%	(91,768)	-0.4%

Net loss attributable to China America Holdings, Inc.	(202,366)	-0.4%	(915,931)	-3.0%	(453,819)	-2.0%

Net revenues in fiscal 2010 increased by 65.6% as compared to the twelve months ended September 30, 2009.  The increase was largely due to higher selling prices, particularly on the R22 refrigerant, which represented approximately 46% of our fiscal 2010 revenues.  Our overall average selling price per metric ton increased by approximately $841, or 52%, and we had an increase in unit sales of 9%, from 19,021 metric tons in the twelve months ended September 30, 2009 to 20,780 metric tons in fiscal 2010.

Cost of sales includes the cost of raw materials, and applied manufacturing overhead for repackaging and custom mixing.  Our cost of sales for fiscal 2010 increased $18.2 million, or 63.5%, compared to the twelve months ended September 30, 2009.  Approximately $15.6 million of this increase is attributable to the increase in our average cost per metric ton of approximately $748, with the remainder being the result of the increased sales volume.  As the increase in our average selling price per unit exceeded the increase in our average unit cost, our gross profit margin improved to 8.1% in fiscal 2010 from 7.0% in the twelve months ended September 30, 2009.  Our cost of sales was adversely impacted by a one-time disruption of shipments of supplies during the third fiscal quarter due to severe flooding in the upper Yangtze delta region, resulting in an 81% increase in the cost of the R22 refrigerant, a 56% increase in the cost of R134, and a 5.0% increase in manufacturing costs and applied overhead during the third quarter.

Total operating expenses increased by 25.8% during fiscal 2010 as compared to the twelve months ended September 30, 2009.  Included in this change are the following:

•
Selling expenses, which primarily consist of shipping and freight charges, salesperson compensation and travel expenses, increased by $0.2 million, or 24.5%, mainly due to the increase in sales volume and an increase in shipping expenses associated with the opening of our Tianjin facility.  As a percentage of revenues, selling expenses decreased from 2.7% of revenues for the twelve months ended September 30, 2009 to 2.1% in fiscal 2010.

•
Our China America U.S. operating expenses, which largely consist of independent accounting fees, investor relations expenses and consulting and other professional fees associated with being a public company, increased by $0.4 million, due to a$0.2 million increase in stock-based consulting expense incurred under our agreements with China Direct and a $0.2 million increase in third party consulting and investor relations expenses.  We also had an increase of $0.1 million in independent accountant fees in fiscal 2010.  These amounts were partially offset by $0.1 million in stock-based compensation expense incurred recognized in 2009 in connection with a stock grant to Mr. Aihua Hu, with no comparable amount in fiscal 2010.

The services provided under our agreements with China Direct include, but are not limited to, acting as our representative in the United States, general business consulting, management of professional resources, coordination and preparation of SEC filings and other public disclosures, assistance in financial management and the implementation of internal controls, investor relations, and assisting in the implementation of acquisitions and financing transactions.

Total other expenses, net, decreased by $0.3 million in fiscal 2010 compared to the twelve months ended December 31, 2009, and reflects the absence of the $0.3 million loss on the sale of marketable securities incurred in the twelve months ended September 30, 2009 and a $0.2 million gain associated with the acquisition of Jinqian Chemical in the first quarter of fiscal 2010.  The excess of the assets acquired in the Jinqian Chemical acquisition above the purchase price takes into account that the acquired business was established with the assistance with our principal shareholder and the fact that Jinqian’s primary customer was AoHong, such that the majority of Jinqian Chemical’s retained earnings were derived from sales to AoHong.  These items were partially offset by $0.2 million loss related to the derivative liability associated with our outstanding warrants.

During the twelve months ended September 30, 2009 we incurred $0.2 million in losses from our discontinued Biometrics segment, with no comparable amount in fiscal 2010.

The $0.5 million increase in the provision for income taxes is the result of higher pre-tax income generated by AoHong.  Primarily as a result of the increase in gross profit, AoHong’s pre-tax income was $2.0 million in fiscal 2010, compared to $0.1 million in the twelve months ended September 30, 2009.  We do not generate any revenues in the U.S. and our corporate expenses result in net loss carryforwards for U.S. tax purposes, for which we maintain a full valuation allowance and thus do not record any income tax benefit.

Our net income for fiscal 2010 was $0.4 million, compared to a net loss of $0.9 million net loss incurred during the twelve months ended September 30, 2009, as the increase in our income from continuing operations was partially offset by the higher provision for income taxes.

Our fiscal 2010 net income of $0.4 million is comprised of $1.4 million of income at AoHong, of which we own 56%, and $1.0 million of expenses associated with the U.S. corporate activities of China America..  As a result, we have a net loss attributable to China America Holdings, Inc. of $0.2 million in fiscal 2010 after giving effect to the noncontrolling interest holders’ interest in AoHong’s net income.  Our net loss of $0.9 million for the twelve months ended September 30, 2009 reflected approximately $0.7 million of total expenses associated with the U.S. corporate activities of China America and a $0.2 million loss from discontinued operations, with AoHong operating at just below break-even.  As a result, our net loss attributable to China America Holdings, Inc. was $0.9 million for the twelve months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides a comparison of the components of our working capital between September 30, 2010 and September 30, 2009:

	September 30, 2010	September 30, 2009	Increase (decrease)%
Cash	$2,065,745	1,721,231	$344,514	20.0%
Accounts receivable, net	4,838,688	2,782,814	2,055,874	73.9%
Note receivable	379,103	829,890	(450,787)	-54.3%
Inventories	2,112,559	2,165,567	(53,008)	-2.4%
Restricted cash	3,315,935	877,501	2,438,434	277.9%
Tax receivable	160,394	43,137	117,257	271.8%
Advance on purchases	292,763	112,974	179,789	159.1%
Prepaid expenses and other current assets	577,996	439,486	138,510	31.5%
Total current assets	13,743,183	8,972,600	4,770,583	53.2%

Notes payable	8,816,072	3,036,290	5,779,782	190.4%
Notes payable - related party	494,000	400,000	94,000	23.5%
Accounts payable and accrued expenses	1,253,490	893,391	360,099	40.3%
Advances from customers	1,167,357	199,905	967,452	484.0%
Taxes payable	1,069,686	458,570	611,116	133.3%
Due to related parties	484,092	228,467	255,625	111.9%
Derivative liability	189,358	-	189,358
Other liabilities	244,431	-	244,431
Total current liabilities	13,718,486	5,216,623	8,501,863	162.9%

At September 30, 2010 we had net working capital of $1.2 million, exclusive of advances received from customers, compared to net working capital of $4.0 million, excluding advances from customers, at September 30, 2009.  The change is mainly due to an increase in short term debt of $5.8 million to finance our capital expenditures of $2.8 million, including $1.2 million for new office space and related land use rights for AoHong’s new Shanghai offices, and our acquisition of Guangzhou AoHong for $1.7 million, partially offset by the increase in restricted cash.  Restricted cash pertains to deposits held in creditor financial institutions as partial security for our outstanding notes payable.

Our accounts receivable, net of allowance for doubtful accounts, at September 30, 2010 totaled $4.8 million, an increase of $2.1 million compared to September 30, 2009, due to a 65.6% increase in our net revenues in fiscal 2010.  Our normal payment terms for our customers range from 30 to 60 days.  We believe that our allowance for doubtful accounts adequately addresses the risk of nonpayment by our customers.

Notes receivable represent the amounts due from customers for the purchases of finished goods where a Chinese bank has guaranteed the payment of the receivable.  This amount is non-interest bearing and is normally paid within three to six months.  Our notes receivable totaled $0.4 million at September 30, 2010, a decrease of $0.5 million as a result of payments received under the terms of the notes.  Based upon historical experience with these customers, AoHong anticipates that the balance of these notes receivable will be paid in accordance with each of their respective terms.

Advances on purchases, prepaid expenses and other current assets, which represent prepayments to vendors for merchandise that had not yet been shipped and miscellaneous receivables, increased by a total of $0.3 million in fiscal 2010.  While the increase is largely attributable to timing differences in orders places in the ordinary course of business, the percentage increase is indicative of the higher revenues generated in fiscal 2010.

As previously noted, our notes payable increased by $5.8 million in fiscal 2010.  The increase is a result of increased bank borrowings necessary to support our operations, including capital expenditures to develop the Tianjin facility and purchase the Shanghai office, and the acquisition of Guangzhou AoHong.  During fiscal 2010 AoHong borrowed a total of $8.8 million which is due on various dates in fiscal 2011 and is partially secured by the $3.3 million of restricted cash.  Approximately $4.5 million of AoHong’s outstanding notes payable as of September 30, 2010 matured and was paid prior to December 29, 2010.  There are no financial covenants associated with any of this indebtedness.

Our related party notes payable reflects amounts owed to China Direct under a $400,000 promissory note originally due June 30, 2009 for which the due date has been extended, with all of our other obligations to China Direct, to October 15, 2011, and additional working capital loans made to us by China Direct during fiscal 2010 in the amount of $94,000.  China Direct is a significant shareholder, owning approximately 30% of our common stock as of October 31, 2010.

Our accounts payable and accrued expenses totaled $1.3 million at September 30, 2010 an increase of $0.4 million from September 30, 2009.  This increase was primarily the result of timing differences of payments made against payables and new orders placed during the ordinary course of business.

Advances from customers totaled $1.2 million at September 30, 2010, an increase of $1.0 million from September 30, 2009.  This increase was primarily as a result of increased orders received by AoHong during the third and fourth quarters of fiscal 2010 due to the customary busy summer season and significant revenue growth.  These advances represent the deposits on orders we require before we ship goods to our customers.

Taxes payable totaled $1.1 million at September 30, 2010, an increase of $0.6 million compared to September 30, 2009.  The increase in taxes payable at September 30, 2010 from September 30, 2009 was primarily a result of larger provision for income tax during fiscal 2010 due to a higher net income at AoHong.

Our due to related parties at September 30, 2010 totaled $0.5 million, an increase of $0.3 million from September 30, 2009, which was primarily attributable to an increase of $0.2 million due to China Direct, including reimbursable professional and consulting fees paid by China Direct on our behalf, and interest payable on notes outstanding.   Due to related parties at September 30, 2010 also includes $29,000 payable to relatives of Mr. Aihua Hu, CEO of AoHong.

Under the acquisition agreement with AoHong, we were required to provide an aggregate of $3.4 of capital between September 2007 and June 2009.  As of September 30, 2010, $1.8 million of this amount remained due to AoHong.   On December 10, 2010, we used the proceeds from the loan from Glodenstone to make the required payment to AoHong and fulfilled the outstanding obligation for the registered capital of AoHong.

Since December 2008 AoHong has invested approximately $3.4 million in the Tianjin Special Economic Development Zone to expand its storage capacity and market reach in the northern market.  On May 1, 2010 AoHong completed the first phase of this 8,000 metric ton capacity facility and began trial production.  AoHong went into full production at this facility in July 2010.

In August 2010, AoHong purchased 3,391 square feet of office space in Shanghai, China from Shanghai Zhongye Xiangteng Investment Co., Ltd., an unrelated party for approximately $1.2 million.

In August, 2010 AoHong acquired a 100% ownership interest in Guangzhou AoHong for approximately U.S. $1.7 million in cash.  Guangzhou AoHong holds the use rights to an 8.1 acre parcel of land located in Conghua City, China, and plans to use this parcel of land to construct a 20,000 metric ton capacity coolant repackaging, mixing and distribution facility in the Conghua Development Zone in Guangdong Province, China.

AoHong has approximately $11.0 million of short term obligations coming due during fiscal 2011, including $8.8 million of debt payable to various banks in the PRC.  In addition, we currently owe $0.8 million to China Direct, which is comprised of $0.5 million of working capital loans plus accrued interest and approximately $0.3 million of third party expenses paid by China Direct on our behalf and $1.8 million to Glodenstone.  If the sale of AoHong is completed, the $0.8 million payable to China Direct and the $1.8 million Glodenstone Note will continue, and we do not have the financial resources to repay these amounts when they become due.  While we expect to receive $1.7 million in December 2011 in connection with the sale of AoHong, if the transaction is completed, we do not have any other sources to provide additional capital and we cannot assure you that funds will be available to us upon terms acceptable to us, if at all.

Currently, our only sources of working capital are funds generated from AoHong’s operations and the proceeds from the exercise, if any of our outstanding warrants.  Upon the completion of the sale of AoHong we will not have any operations from which to generate cash and there are also no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all. If we do not raise funds as needed, our ability to satisfy our obligations is in jeopardy.  In this event, you could lose all of your investment in our company.

Cash Flow Activities

Cash provided by operating activities totaled $1.5 million in fiscal 2010 compared to $1.1 million during the September 2009 transition period.  The following table summarizes the components of cash flow from operations for fiscal 2010 and the 2009 transition period:

(in thousands)	2010	2009
Net income (loss)	$432	$(362)
Depreciation and amortization, stock-based compensation and other non-cash gains and losses	906	877
(Increase) decrease in accounts and notes receivable	(1,466)	1,105
(Increase) decrease in inventory	102	(441)
(Increase) decrease in prepaids and other current assets	(427)	296
Increase (decrease) in accounts payable, accrued expenses and other payables	1,127	(96)
Increase (decrease) in advances from customers	946	(225)
Other, net	(123)	(41)
Total cash provided by operating activities	$1,497	$1,113

Cash used in investing activities during fiscal 2010 totaled $4.6 million and was mainly comprised of capital expenditures of $2.8 million and the acquisition of Guangzhou AoHong for $1.7 million.  During the 2009 transition period, net cash used in investing activities of $1.4 million was attributable to the purchase of property and equipment of $1.0 million and $0.4 million of prepaid construction for the Tianjin facility.

Cash received from financing activities in fiscal 2010 totaled $3.4 million, as $8.7 million of new bank borrowings was largely offset by the repayment of $3.0 million of notes payable and a $2.4 million increase in restricted cash as security for the new borrowings.  During the 2009 transition period, net cash used in financing activities was $0.3 million, as the net proceeds of $3.0 million from notes payable were more than offset by the repayment of $2.6 million of notes payable and an increase in restricted cash of $0.7 million.

As a result of the above, net cash increased by $0.3 million during fiscal 2010 transition period, including the $0.2 million increase on our cash balances from the effect of exchange rate changes.

Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States.  As a result, cash accounts at financial institutions in the PRC are not insured.  We have not experienced any losses in such accounts as of September 30, 2010.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

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

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 to the unaudited consolidated financial statements included elsewhere in this report.  We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about our operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.  We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

The consolidated financial statements include the accounts of China America and our wholly and majority-owned subsidiaries, including AoHong and its subsidiaries.  All material inter-company transactions have been eliminated.  We own 56.08% of AoHong under the terms of the June 27, 2007 transaction, from which $1,780,000 of the purchase price remained unpaid and outstanding as of September 30, 2010.  On December 10, 2010 we paid the remaining $1,780,000 to fulfill the outstanding obligation to contribute registered capital to AoHong.

Accounts receivable are presented net of an allowance for doubtful accounts.  We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, we consider many factors, including the age of the balance, customer's payment history, its current credit-worthiness and current economic trends.  Accounts are written off after all collection efforts have been exhausted.

We apply paragraph 605-10-S99-1 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for revenue recognition.  We recognize revenue when it is realized or realizable.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured.  The following policies reflect specific criteria for our various revenues streams:

•	We generate revenue from the sale of our products and record revenues from the sale of products when the goods are shipped, title passes, and collectibility is reasonably assured.
•
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

•	Revenue from the performance of services is recognized upon completion of the service.

We have adopted ASC subtopic 360-10-35-17 for long-lived assets.  Our business is highly regulated.  Any negative change in regulatory and environmental policies, technical specifications, and customer acceptance of our products may have an adverse effect on our business operations, including any possible cessation of our operating activities, or otherwise impair the usefulness and fair market value of our property, plant and equipment.  These changes in circumstances and other changes we may encounter in the future may require us to perform additional impairment analyses of our plant, property and equipment and other long-lived assets beyond the regular annual analysis.  We performed our last impairment analysis on or around September 30, 2010, and determined that there was no impairment to our long-lived assets.

As part of our accounting policies and procedures we perform an impairment analysis on an annual basis. We performed our last impairment analysis on or around September 30, 2010, and determined that there was no impairment to our long-lived assets other than our scheduled depreciation on a straight-line basis.  In addition, we have concluded that the fair value of our long lived assets were substantially in excess of the carrying values on our balance sheet included in this report.

Inventories are stated at the lower of average cost or market price and consist of raw materials and finished goods.  An allowance is established when management determines that certain inventories may not be saleable.  If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record an allowance for the difference between the cost and the market value.  These reserves are recorded based on estimates.  We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary.  If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained.  Our inventory allowances establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory.  Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Recent Accounting Pronouncements

 The FASB issued Accounting Standards Update (“ASU”) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for decreases in ownership of a subsidiary - In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010.   We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

The FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820-10) – Improving Disclosures about Fair Value Measurements.”

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

1.
Transfers in and out of Level 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number.)

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that clarifies existing disclosures as follows:

1.
Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.”  This guidance was effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

In September 2009, the FASB issued the ASU No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to ASC Topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820.  The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.  The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in ASC section 320-10-50-1B.  The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses: (a)the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets.

2.
Another valuation technique that is consistent with the principles of ASC topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is discussed in greater detail under Item 1A – “Risk Factors” in this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Our evaluation included business activities which were part of our company for the entire fiscal 2010 period and excluded Guangzhou AoHong which was acquired in August 2010, did not have any revenues, and represented approximately 7.5% of our total assets on a consolidated basis.  Based on this evaluation, our Chief Executive Officer who also served as our principal executive officer and principal financial and accounting officer concluded that as of September 30, 2010 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected

Based on the evaluation we determined that our disclosure controls and procedures were not effective as a result of our lack of controls over accounting and financial reporting we overstated our inventory and understated our cost of goods sold in conjunction with our acquisition of Shanghai Jinqian Chemical Co., Ltd. that caused us to restate our consolidated financial statements for the three month period ended December 31, 2009 as described in Note 1 to Financial Statements included in this report.  Solely as a result of this material weakness, our management, including our CEO who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2010, our internal control over financial reporting was not effective based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Remediation of Material Weakness in Internal Control

In the fourth quarter of fiscal 2010, we made efforts to develop an overall process to identify and record all acquisitions and consolidations and a review process to assess compliance.  We cannot be assured that our efforts will be sufficient to remediate the material weaknesses described above in light of our plans to sell our interest in AoHong and our limited financial resources.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On December 9, 2010 Glodenstone advanced to us $1,780,000 in order to allow us to fulfill the remaining portion of our obligation to contribute capital to AoHong as we negotiated the terms of an agreement to sell our 56.08% interest in AoHong to Glodenstone.  On December 10, 2010 we made the required payment to AoHong.  On December 23, we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our membership interest in AoHong to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of the $1,780,000 debt we owe Glodenstone and a $1,728,340 promissory note Glodenstone will issue to us at closing.  The promissory note issued by Glodenstone will bear interest at the rate of 5% per annum, will be due on December 31, 2011 with accrued interest and will be secured by the membership interest in AoHong which we have agreed to sell to Glodenstone. Also, on December 23, 2010 we signed a promissory note agreeing to repay Glodenstone the $1,780,000 it advanced to us on December 9, 2010.  We agreed to pay interest on this obligation at the rate of 5% per annum and the principal balance and accrued interest are due upon the earlier of May 31, 2011 or the closing on the sale of our 56.08% interest in AoHong to Glodenstone. In addition, Mr. Hu will resign all positions with our company upon closing of this transaction which is conditioned upon the approval of our stockholders.

We agreed to file an information statement with the SEC in compliance with applicable U.S. Federal securities laws describing the sale of our interest in AoHong and use our best efforts to respond to any comments from the SEC in order to facilitate shareholder approval as required under the terms of the Membership Interest Sale Agreement and applicable law.

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

Aihua Hu.  Mr. Hu has served as CEO of AoHong since co-founding the company in February 2000 and has been a member of our Board of Directors since September 2009.  From May 1993 to April 2000, Mr. Hu served as Vice General Manager of Shanghai Lixin Gas Co., Ltd., an industrial gas and refrigerant manufacturer located in Shanghai.  As Vice General Manager Mr. Hu was responsible for sales and business development.  From September 1982 to May 1993, Mr. Hu worked for Shanghai Chemical Light Industry Co., Ltd. responsible for sales and marketing.  Mr. Hu is a noncontrolling member of AoHong.

There are no family relationships between any of the executive officers and directors, except as set forth above.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Key Employees

Following is biographical information on those persons whom we consider key employees of AoHong:

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

Director Qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led to our conclusion that such person should be serving as a member of our Board of Directors as of the date of this annual report in light of our business and structure.  In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collectively skills and experience of our Board members are well suited to guide us as we continue to grow our company.

Shaoyin Wang.  Mr. Wang has over 10 years of experience in the operation of businesses in China in the areas of real estate and information technology.  He has significant experience in managing companies in China and has many professional contacts which serve to promote our efforts to identify a business in China.

Aihua Hu.  Mr. Hu has agreed to step down from our Board of Directors upon completion of the sale of our interest in AoHong. See Item 9B. Other Information.

Compliance with Section 16(a) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ended September 30, 2010 except for one Form 3 and 11 Form 4’s that were required under Section 16(a) and were filed late by China Direct, reflecting three awards of shares of an aggregate of 22,000,000 shares of our common stock as compensation and ten sales of an aggregate of 1,793,500 shares in April 2010 and September 2010 at sales prices ranging from $0.022 to $0.045 per share.  The sales by China Direct of our common stock resulted in $41,317.75 in “short swing profits” as defined in Section 16 of the Exchange Act which it has agreed to disgorge to us.
.
Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees.  Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior.  Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment.

We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to 333 E. Huhua Road, Huating Economic & Development Area, Jiading District, Shanghai, China 201811, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee a Nominating Committee, or any committee performing a similar function.  The functions of those committees are being undertaken by the entire board as a whole.  Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions

While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds.  As with most small companies, until we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors and officers insurance we do not have any immediate prospects to attract independent directors including an audit committee financial expert.  Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded in fiscal 2010 for:

•	our principal executive officer or other individual serving in a similar capacity,
•
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in fiscal 2010 and who were serving as executive officers at September 30, 2010 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2010.

For purposes of this annual report these individuals are sometimes referred to as the “named executive officers.”  The value attributable to any option awards is computed at the fair value on grant date and expensed over the vesting period of the award.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Shaoyin Wang(1) Chief Executive Officer, President and Chief Financial Officer	2010	$8,760							$8,760
	2009	$6,570	$-	$-	$-	$-	$-	$-	$6,570
	2008	$-	$-	$-	$-	$-	$-	$-	$-

Aihua Hu Chief Executive Officer, AoHong	2010	$14,073	$3,518						17,591
	2009	10,520	2,630	-		-	-	-	13,150
	2008	16,000	-	-	-	-	-	-	16,000

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

Mr. Hu’s Compensation Arrangement

Mr. Hu entered into an employment agreement with AoHong on June 27, 2007 to act as that company’s chief executive officer.  This agreement provides for, among other things, payment of a base salary of $16,000 per year, eligibility to receive a discretionary incentive bonus and an award of a stock option to purchase 1,000,000 shares of our common stock at $0.20 per share during the term of his employment.  Mr. Hu is entitled to social insurance, medical, unemployment and job injury insurance benefits mandated under Chinese law.  AoHong is required to contribute a portion of Mr. Hu’s salary to the Chinese government to pay for these benefits in addition to a housing assistance fund.  Mr. Hu’s employment agreement expires on June 27, 2012 and prohibits him from (i) revealing the name of, contracting with, soliciting, persuading, interfering with or endeavoring to entice away from AoHong or its affiliates any of their respective clients, agents, representatives or employees; or (ii) employ or offer to employ any person who, at any time up to the effective date of such termination, was formerly an employee, agent or representative employed or retained by AoHong within a period of one (1) year after such person is no longer employed or retained by AoHong or any of its affiliates.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2010:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Shaoyin Wang	-	-	-	-	-	-	-	-	-
Aihua Hu	1,000,000	-	-	0.20	7/27/12	-	-	-	-

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

Subject to the provisions of the stock option plan, the Board will determine who will receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock.  The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted.  However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant.  The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event can the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant.  The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares.  Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer.  As of September 30, 2010 we have outstanding options to purchase 400,000 shares under the 1999 Stock Option Plan and there are 500,000 shares remaining available for grant under the 1999 Stock Option Plan.

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

Subject to the provisions of the 2001 Equity Compensation Plan, the Board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices.  The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock.  The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted.   However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant.  The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event shall the exercise price be less than the par value for our common stock.  The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares.  The Board may also direct the issuance of shares of our common stock as awards under the 2001 Compensation Plan. Absent registration under the Securities Act of 1933 or the availability of an applicable exemption, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer.  As of September 30, 2010, we have outstanding options to purchase 250,000 shares under the 2001 Equity Compensation Plan and there were 403,840 shares remaining for grant under the plan.

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

Subject to the provisions of the 2005 Equity Compensation Plan, the Board will determine who shall receive options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices.  The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock.  The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant.  The exercise price for non-qualified options will be set by the Board, in its discretion, but in no event can the exercise price be less than the par value for our common stock.  The exercise price may be payable in cash or, with the approval of the Board, by delivery of shares or by a combination of cash and shares.  The Board may also direct the issuance of shares of our common stock as awards under the 2005 Equity Compensation Plan.  Absent registration under the Securities Act or the availability of an applicable exemption, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer.  As of September 30, 2010 we have outstanding options to purchase 1,000,000 shares under the 2005 Equity Compensation Plan and there remain 723,000 shares available under the plan.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  The following table provides information on compensation paid to our directors during the year ended September 30, 2010.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Shaoyin Wang	-	-	-	-	-	-	-
Aihua Hu (1)	-	-	-	-	-	-	-

(1)           Directors who are employees of our company or its subsidiaries (currently Mr. Wang and Mr. Hu) are not paid for board service in addition to their regular employee compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At December 15, 2010 we had 184,710,792 shares of common stock issued and outstanding.  The following table sets forth information known to us as of January 11, 2010 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each director and nominee;
•	each named executive officer; and
•	all named executive officers and directors as a group.

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

Name of Beneficial Owner	# of Shares and nature of Beneficially Owned	% of Class
Shaoyin Wang	-	-
Aihua Hu (1)	11,000,000	5.92%
All officers and directors as a group (two persons)	11,000,000	5.92%

China Direct Industries, Inc.(3)	54,816,500	29.52%

(1)
Mr. Hu is the chief executive officer of AoHong and a member of the Board of Directors. Mr. Hu’s holdings include 10,000,000 shares of our common stock which are presently outstanding and options to purchase 1,000,000 shares of our common stock at a price of $0.20 per share, these options expire on June 27, 2012.

(2)
The number of securities beneficially owned by China Direct Industries, Inc. and its subsidiaries includes: 50,110,000 shares of our common stock owned of record by China Direct Investments, Inc.; 4,000,000 shares of our common stock owned of record by CDI Shanghai Management Co.; and 706,500 shares owned of record by Capital One Resource Co., Ltd., all of which are subsidiaries of China Direct Industries, Inc. The securities beneficially owned by China Direct Industries, Inc. excludes 3,737,340 shares of our common stock issuable upon the exercise of an outstanding common stock purchase warrant with an exercise price of $0.12 per share owned of record by China Direct Investments, Inc. The ability of China Direct Industries, Inc. to exercise the warrants is limited in that the holder is not entitled to exercise the warrant if the effect of such exercise would be that the number of shares of common stock beneficially owned by the holder after giving effect to such exercise would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of common stock on such date, except during the 45 day period immediately prior to the expiration date of the warrant. James Wang Ph.D., has voting and dispositive control over securities held by China Direct, Inc. whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441

Pending Change of Control

Securities Authorized For Issuance Under Equity Compensation Plans

In connection with our December 23, 2010 agreement to sell our interest in AoHong to Glodenstone Development Limited, Mr. Hu agreed to resign all positions with our company upon closing of this transaction which is conditioned upon the approval of our stockholders.  See Item 9B – Other Information.

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our equity compensation plans approved by our shareholders any compensation plans not previously approved by our shareholders as of September 30, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity compensation Plans (excluding securities reflected in column (a) (c)
Plans approved by our shareholders
1999 Stock Option Plan	400,000	$0.07	500,000
2001 Equity Compensation Plan	250,000	$0.08	403,840
2005 Equity Compensation Plan	1,000,000	$0.08	723,000
Plans not approved by shareholders (1)	6,850,000	$0.09	n/a

(1)           Includes options to purchase 1,000,000 shares of our common stock at $0.20 per share granted to Mr. Hu in June 2007 under the terms of his employment agreement, as well as options to purchase 5,000,000 shares our common stock at $0.07 per share granted to Mr. Dore Perler in August 2007.
A description of each of these plans is contained earlier in this report under Part III, Item 11. “Executive Compensation - Stock Option Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time AoHong borrows funds from Aihua Hu, its chairman, and members of his family for working capital purposes. At September 30, 2010 these amounts totaled approximately $29,000. These loans do not bear any interest and are due on demand.

We have entered into various agreements with subsidiaries of China Direct Industries, Inc., a principal shareholder of our company, including:

In August 2009 we entered into a consulting and management agreement with China Direct Investments, Inc., a subsidiary of China Direct. The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011.  The agreement may be extended for an additional 12 months upon mutual agreement of both parties.  We engage the services of the consultant as our representative in the United States.  The services provided include but are not limited to general business consulting, management of professional resources, coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls, investor relations activities and assisting in the implementation of acquisition and divestiture transactions.  Under the term of the agreement, we will issue China Direct a total of 64,000,000 shares of our common stock.  8,000,000 shares are payable by the ending of each quarter ending December 31, March 31, June 30, and September 30, commencing October 1, 2009.  The fair value of the shares issued is determined using the average stock price over the quarter the services were earned.  This agreement also provides for the payment of discretionary award fees to be paid to the consultant and/or its designees.  Upon the mutual agreement of the parties, the fees can be paid either in cash or marketable securities.  During fiscal 2010, an aggregate of 22,000,000 shares were issued to China Direct in connection with this agreement.  On April 7, 2010, China Direct amended its consulting agreement with us and agreed to transfer to a third party 2,000,000 shares of our common stock that China Direct would receive from us as consulting fees in exchange for the third party’s agreement to perform certain investor relations services that China Direct would otherwise have been obligated to perform.  On October 14, 2010 we issued an additional 8,000,000 shares of our common stock related to services performed during our fourth fiscal quarter ending September 30, 2010.

In August 2008, we borrowed $400,000 from China Direct under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes.  The due date of the $400,000 note was initially June 30, 2009 and was amended during the second quarter of the 2009 transition period to extend the maturity date to June 30, 2010.  In June 2010 the loan was extended to June 30, 2011.  The loan is currently unsecured.

At various times during fiscal 2010 we borrowed additional amounts from China Direct for working capital purposes aggregating to $94,000.  These loans bear interest at an annual rate of 4% and are due on various dates between February 2011 and June 2011.

On December 29, 2010, China Direct agreed to extend the due date on all of our obligations to them to October 15, 2011.

Director Independence

None of our directors would be considered “independent” under Rule 5605 of the NASDAQ Marketplace Rules.
Related Person Transaction Policy

We do not have a related person transaction policy.  Consequently, during fiscal 2010 none of the aforedescribed related party transactions were subject to review by our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2010 and the 2009 transition period.  The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2010 and the 2009 transition period.

	2010	2009
Audit Fees	$92,586	$82,500
Audit Related Fees	0	0
Tax Fees	7,500	0
All Other Fees	0	0
Total	$100,086	$82,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2010 and the 2009 transition period were pre-approved by the entire Board of Directors.

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
10.5
Membership Interest Purchase Agreement dated June 27, 2007 by and among Sense Holdings, Inc. and its wholly owned subsidiary China Chemical Group, Inc., Shanghai AoHong Industry Co., Ltd., Aihua Hu and Ying Ye (Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K as filed on July 3, 2007).

10.6		Form of subscription agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2007).

10.7	+
Employment Agreement dated June 27, 2007 between Shanghai AoHong Chemical Co., Ltd. and Aihua Hu (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 9, 2009).

10.8		Agreement dated April 30, 2008 among Wei Lin, China Direct, Inc. and China America Holdings, Inc. (Incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K filed on May 5, 2008).
10.91
Secured Promissory Note dated August 22, 2008 between China America Holdings, Inc. and China Direct Investments, Inc. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on November 19, 2008).

10.10	+
Termination Agreement dated January 19, 2009 between China America Holdings, Inc. and Dore Scott Perler. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 22, 2009).

10.11
Asset Purchase Agreement dated January 19, 2009 between China America Holdings, Inc. and Pearl Group Advisors, Inc. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 22, 2009).

10.12	+
Consulting Agreement dated April 8, 2009 between China America Holdings, Inc. and Dore Perler (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.13
Consulting and Management Agreement dated April 8, 2009 with China Direct Investments, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.14		Unsecured Promissory Note dated June 12, 2009 to Pearl Advisors Group, Inc. (Incorporated by reference to Exhibit Nos. 10.33 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.15
Letter agreement dated July 1, 2009 extending due date of China Direct Industries, Inc. note (Incorporated by reference to Exhibit Nos. 10.34 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.16
Shanghai Advance Sale for Commercial/Residential Building dated June 10, 2010 between Shanghai Zhongye Xiangteng Investment Co., Ltd. and Shanghai AoHong Chemical Co. Ltd. (Incorporated by reference to Exhibit No. 10.18 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.17
Equity Purchase Contract dated July 19, 2010 entered into between Shanghai AoHong Chemical Co., Ltd. and Guorong Chen and Yuling Li. (Incorporated by reference to Exhibit No. 10.19 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.18		Membership Interest Sale Agreement dated December 23, 2010 among China America Holdings, Inc., Shanghai AoHong Chemical Co., Ltd., Glodenstone Development Limited., Aihua Hu and Ying Ye.*
10.19		Secured Promissory Note dated December 23, 2010 between China America Holdings, Inc. and Glodenstone Development Limited.*
10.20		Share Pledge Agreement dated December 23, 2010 between China America Holdings, Inc. and Glodenstone Development Limited.*
14.1		Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004).
21.1		Subsidiaries of the Registrant *
23.1		Consent of Sherb & Co., LLP *
31.1		Section 302 Certificate of Chief Executive Officer *
31.2		Section 302 Certificate of Chief Financial Officer*
32.1		Section 906 Certificate of Chief Executive Officer and Chief Financial Officer*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AMERICA HOLDINGS, INC.

Date: December 29, 2010	By:	/s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaoyin Wang	Chief Executive Officer, President and Chairman (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)	December 29, 2010
Shaoyin Wang

/s/ Aihua Hu	Director	December 29, 2010
Aihua Hu

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND NINE MONTHS ENDED SEPTEMBER 30, 2009
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China America Holdings, Inc. and Subsidiaries
Shanghai, China

We have audited the accompanying consolidated balance sheets of China America Holdings, Inc. and Subsidiaries as of September 30, 2010 and September 30, 2009 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended September 30, 2010 and the nine months ended September 30, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China America Holdings, Inc. and Subsidiaries as of September 30, 2010 and September 30, 2009, and the results of their operations and their cash flows for the year ended September 30, 2010 and the nine months ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 22, 2010

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	September 30, 2009

ASSETS
CURRENT ASSETS:
Cash	$2,065,745	$1,721,231
Accounts receivable, net of allowance for doubtful accounts of
$142,911 and $175,701, respectively	4,838,688	2,782,814
Notes receivable	379,103	829,890
Restricted cash	3,315,935	877,501
Inventories, net	2,112,559	2,165,567
Tax receivable	160,394	43,137
Advance on purchases	292,763	112,974
Prepaid expenses and other current assets	577,996	439,486
Total Current Assets	13,743,183	8,972,600

Property and equipment, net	6,989,051	4,049,285
Land use rights, net	2,602,256	828,654
Other assets	37,013	29,250

Total Assets	$23,371,503	$13,879,789

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$8,816,072	$3,036,290
Notes payable - related party	494,000	400,000
Accounts payable and accrued expenses	1,253,490	893,391
Advances from customers	1,167,357	199,905
Taxes payable	1,069,686	458,570
Due to related parties	484,092	228,467
Derivative liability	189,358	-
Other liabilities	244,431	-
Total Liabilities	13,718,486	5,216,623

STOCKHOLDERS' EQUITY:
China America Holdings, Inc. stockholders' equity
Common stock, $.001 par value, 500,000,000 shares authorized;
176,710,792 and 151,810,792 shares issued and outstanding
at September 30, 2010 and 2009	176,711	151,811
Additional paid-in capital	20,326,787	20,014,547
Statutory reserves	747,493	704,321
Accumulated deficit	(17,896,144)	(17,650,606)
Accumulated other comprehensive income	551,864	428,109
Total China America Holdings, Inc. stockholders' equity	3,906,711	3,648,182
Noncontrolling interest	5,746,306	5,014,984
Total Stockholders' Equity	9,653,017	8,663,166
Total Liabilities and Stockholders' Equity	$23,371,503	$13,879,789

The accompanying notes are an integral part of these financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2010	Nine Months Ended September 30, 2009
Net revenues	$50,972,109	$22,883,725
Cost of revenues	46,835,813	20,967,658
Gross Profit	4,136,296	1,916,067

Operating expenses:
Selling expenses	1,050,954	730,662
Consulting and investor relations expense	377,698	-
Consulting expense - related party	483,024	289,000
Loss on disposition of property and equipment	-	63,453
General and administrative expenses	1,173,722	1,015,725
Total operating expenses	3,085,398	2,098,840

Operating income (loss)	1,050,898	(182,773)

Other (expenses) income:
Interest income	12,126	5,352
Interest expense	(85,920)	(28,552)
Interest expense - related party	(17,668)	(11,967)
Gain on acquisition	201,411	-
Other (expenses) income, net	(121,750)	34,698
Foreign currency transaction loss	(12,520)	(4,695)
Total other expenses	(24,321)	(5,164)
Income (loss) from continuing operations before taxes and noncontrolling interest	1,026,577	(187,937)

Discontinued operations:
Loss from discontinued operations		(75,375)
Gain on sale of subsidiaries	-	-
Total loss from discontinued operations	-	(75,375)

Income (loss) before income taxes and noncontrolling interest	1,026,577	(263,312)

Provision for income taxes	(594,859)	(98,739)

Net income (loss)	431,718	(362,051)

Less: income attributable to noncontrolling interest	(634,084)	(91,768)

Net loss attributable to China America Holdings, Inc.	$(202,366)	$(453,819)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	-	(0.00)
Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	160,884,217	141,338,265

Amount attributable to China America Holdings, Inc.
Loss from continuing operations, net of tax	$(202,366)	$(378,444)
Loss from discontinued operations, net of tax	-	(75,375)
Net loss	$(202,366)	$(453,819)

The accompanying notes are an integral part of these financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock, $0.001 Par Value					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Deficit	Foreign Currency Translation Gain	Noncontrolling Interest	Total Stockholders' Equity

Balance, December 31, 2008	135,810,792	$135,811	$19,661,352	$687,717	$(17,180,183)	$415,630	4,913,442	$8,633,769
Common stock issued for services	16,000,000	16,000	273,000	-	-	-	-	289,000
Stock-based compensation expense	-	-	80,195	-	-	-	-	80,195
Appropriation of statutory reserves	-	-	-	16,604	(16,604)	-	-	-
Foreign currency translation loss	-	-	-	-	-	12,479	9,774	22,253
Net loss	-	-	-	-	(453,819)	-	91,768	(362,051)
Balance, September 30, 2009	151,810,792	151,811	20,014,547	704,321	(17,650,606)	428,109	5,014,984	8,663,166
Common stock issued for services	24,900,000	24,900	339,824	-	-	-	-	364,724
Reclassification of derivative liability			(27,584)					(27,584)
Appropriation of statutory reserves	-	-	-	43,172	(43,172)	-	-	-
Foreign currency translation gain	-	-	-	-	-	123,755	97,238	220,993
Net loss	-	-	-	-	(202,366)	-	634,084	431,718
Balance, September 30, 2010	$176,710,792	$176,711	$20,326,787	$747,493	$(17,896,144)	$551,864	$5,746,306	$9,653,017

The accompanying notes are an integral part of these financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income (loss)	$431,718	$(362,051)
Loss from discontinued operations	-	75,375
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation expense	439,973	269,059
Allowance for doubtful accounts	(35,790)	175,575
Gain on acquisition	(201,411)	-
Loss on disposition of property and equipment	-	63,453
Stock-based compensation expense	-	80,195
Warrant cost adjustment	44,127	-
Loss on change in fair value of derivative liability	117,647	-
Common stock issued in exchange for services	540,724	289,000
Changes in operating assets and liabilities:
Accounts receivable	(1,926,013)	828,158
Notes receivable	459,610	276,935
Inventories	101,801	(441,279)
Taxes receivable	(114,256)	(43,106)
Prepaid expenses and other current assets	(427,284)	295,659
Advances from customers	945,877	(225,283)
Accounts payable and accrued expenses	508,371	(65,821)
Other assets	(7,025)	2,042
Taxes payable	618,574	(29,814)
Net cash provided by continuing operations	1,496,643	1,188,097
Net cash used in discontinued operations	-	(75,375)
Net cash provided by operating activities	1,496,643	1,112,722
Cash flows from investing activities:
Cash used in acquisition of Guangzhou	(1,741,578)	-
Cash used in acquisition of Jinqian, net of cash acquired	(30,900)	-
Deposit on TianJin construction	-	(393,095)
Purchases of property and equipment	(2,830,656)	(971,184)
Net cash used in investing activities	(4,603,134)	(1,364,279)
Cash flows from financing activities
Repayment of notes payable	(3,018,442)	(2,602,982)
Proceeds from notes payable	8,656,717	3,029,776
Repayment of related party advances	(54,263)	(159,989)
Proceeds from related party advances	227,586	179,472
Increase in restricted cash	(2,376,413)	(701,497)
Net cash provided by (used in) financing activities	3,435,185	(255,220)
Effect of exchange rate changes on cash	15,820	(447)
Net increase (decrease) in cash	344,514	(507,224)
Cash at beginning of period	1,721,231	2,228,455
Cash at end of period	$2,065,745	$1,721,231
Supplemental disclosure of cash flow information:
Cash paid for interest	$85,920	$28,552
Cash paid for income taxes	$92,342	$77
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES AND ACQUISITIONS:
Tianjin construction to property and equipment	$-	$393,516
Fair value of assets acquired	$2,058,326	$-
Fair value of liabilities assumed	$42,630	$-
The accompanying notes are an integral part of these financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China America Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, our core business was the design, development, manufacture and selling of fingerprint-based identification products and systems that incorporate state-of-the-art biometric technology to verify a person's identity.  We had also licensed certain patented technology designed to detect chemical vapors and unexploded ordnance including bombs, grenades, shells, rockets, and other explosive devices.

Effective June 27, 2007, we entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co., Ltd. ("AoHong"), a Chinese limited liability company, and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.08% of the membership interests of AoHong from that company in exchange for $3,380,000 to be invested in AoHong between September 30, 2007 and July 27, 2009.  As part of the transaction, 12,500,000 shares of our common stock valued at $1,187,500 were issued to Mr. Hu.  As of September 30, 2010 $1,780,000 remained outstanding to AoHong from this transaction, which is accounted for as an intercompany transaction.  This amount was paid to AoHong on December 10, 2010.  See note 14 – Subsequent Events.

AoHong generates revenues through the sales of freon-based chemical products, which are used as refrigerants in air-conditioning, refrigerators, and automobile air conditioning systems; and in petrochemical and pharmaceutical industries in the manufacturing of vesicants, sprays, fire extinguishers, and related products.

AoHong offers two broad categories of freon-based products:

·	Single freon-based chemical products, which we buy in bulk and distribute in either bulk quantities or retail packages we repackage;
·	Multiple freon-based chemical products, which we custom mix based on our customers’ specifications and sold in either bulk or retail packages.

Customers of AoHong include manufacturers of automobiles, refrigerators, air conditioners, chemicals, and pharmaceuticals as well as distributors of coolants.  Historically, AoHong has witnessed a seasonal surge in demand for refrigerant products from March to July.

Our organizational structure is as follows:

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

On September 30, 2009, Wuling, our 100% owned subsidiary, entered into a membership interest exchange agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole members of Shanghai Jinqian Chemical Co., Ltd., a company established under the laws of the PRC (“Jinqian Chemical”) to acquire 100% of the outstanding ownership interest of Jinqian Chemical for $73,140, the amount of its original registered capital.  Jinqian Chemical provides inspection services for specialty gas cylinders.

On July 19, 2010, AoHong entered into an Equity Purchase Contract with Guorong Chen (“Mr. Chen”) and Yuling Li (“Mr. Li”) to acquire their 100% ownership interest in Guangzhou Jianxin Enterprise Co. Ltd. (“Jianxin”) for RMB 11,880,000 (approximately US $1,752,212) in cash.  The transaction was completed on August 16, 2010 and Guangzhou Jianxin Enterprise Co. Ltd subsequently changed its name to AoHong (Guangzhou) Chemical Co., Ltd. (“Guangzhou AoHong”) .

Basis of Presentation

Change in Fiscal Year

Effective September 7, 2009, we changed our fiscal year end from December 31 to September 30. We have defined various periods as follows:

•	“2009 transition period” — nine month transition period from January 1, 2009 through September 30, 2009.
•	“twelve months ended September 30, 2009” — October 1, 2008 through September 30, 2009.
•	“fiscal 2010” — October 1, 2009 through September 30, 2010.
•	“fiscal 2008” — January 1, 2008 through December 31, 2008.

The consolidated financial statements include China America Holdings, Inc. and all of its subsidiaries, including those operating outside the United States of America.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Our consolidated statements include the accounts of the Company and its controlled entities, including wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.  Certain prior year balances have been reclassified to conform to the current year presentation, and to reflect the impact of discontinued operations.  In addition, our statement of cash flows for the 2009 transition period contains certain reclassifications such that cash used in investing activities only reflects the actual cash outflows related to our investments in property and equipment and land use rights.

Restatement of Previously Filed Interim Financial Statements

On May 17, 2010 our Board of Directors determined that our previously issued financial statements for the three months ended December 31, 2009 as included in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2010 could no longer be relied upon.

We inadvertently booked a reversing entry twice while accounting for a trade transaction with Jinqian Chemical and as a result we understated cost of goods sold by $738,382, tax payable by $712 and foreign currency translation gain by $126, and overstated our inventory by $737,544 as included in our financial statements for the three months ended December 31, 2009 as included in our Quarterly Report on Form 10-Q.

Additionally, in connection with our purchase of Jinqian Chemical, we failed to consolidate this entity’s financial results and failed to recognize the gain that was equal to the difference between the $274,551 fair market value of the net assets acquired and the $73,140 purchase price during the quarter ended December 31, 2009.

Through our internal review we discovered these errors and determined that it would require a restatement to include our acquisition of Jinqian Chemical, its financial results and the related accounting error corrections, as part of our consolidated financial statements beginning October 1, 2009, as well as to account for a gain upon our acquisition of Jinqian Chemical.  Accordingly, the consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for the three month period ended December 31, 2009 have been restated in our Quarterly Report on Form 10-Q for the three month period ended December 31, 2009 filed with the SEC on June 4, 2010.  In addition, our financial statements for fiscal 2010 properly include Jinqian Chemical as a consolidated entity.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.  Significant estimates for fiscal 2010 and the 2009 transition period include provisions made for sales and the related allowance for doubtful accounts, valuation of stock-based compensation, the useful lives of property and equipment and other long-term assets, and assumptions used in assessing impairment of long-lived assets and the valuation of deferred tax assets.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable.  We deposit our cash with high credit quality financial institutions in the United States and China.  At September 30, 2010, we had deposits of approximately $2,056,788 in banks in China.  In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured.  We have not experienced any losses in such bank accounts through September 30, 2010.

At September 30, 2010 and 2009, our bank deposits by geographic area were as follows:

Country	September 30, 2010		September 30, 2009
China	$2,056,788	99.56%	$1,721,002	99.99%
United States	8,957	0.44%	229	0.01%
Total cash and cash equivalents	$2,065,745	100.00%	$1,721,231	100.00%

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits, both in the United States and China.

Customer Concentration

Shanghai 3F New Materials Co., Ltd. represented 21% of our net revenues in fiscal 2010.

Notes Receivable

Notes receivable represents trade accounts receivable due from various customers where a Chinese bank has guaranteed the payment of the receivable.  This amount is non-interest bearing and is normally paid within three to six months.  Historically, we have not experienced any losses on notes receivable.  Our notes receivable totaled $379,103 and $829,890 at September 30, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, we consider many factors, including the age of the balance, customer's payment history, its current credit-worthiness and current economic trends.  Accounts are written off after all collection efforts have been exhausted.  As of September 30, 2010 and 2009, we have recorded an allowance for doubtful accounts of $142,911 and $175,701, or approximately 3% and 6% of gross accounts receivable, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Restricted Cash

Restricted cash pertains to deposits held in creditor financial institutions as partial security for our outstanding notes payable (see note 7).  At September 30, 2010 and 2009, restricted cash amounted to $3,315,935 and $877,501, respectively.

Inventories

Inventories are stated at the lower of average cost or market and consist of raw materials and finished goods.  The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions.  If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.  There were no inventory write-downs as of September 30, 2010 and 2009.

Derivative Liability

We evaluate our convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Sections 810-10-05-4 and 815-40-25.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations and Comprehensive Income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

We perform a mark-to-market valuation on a quarterly basis using the Black-Scholes Option Pricing Model with gains and losses to be recognized in the current earnings. As of September 30, 2010 our derivative liability associated with 16,118,456 common stock purchase warrants is $189,358.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (i) prepayments to vendors for merchandise that had not yet been shipped, and (ii) other receivables. At September 30, 2010 and 2009, our consolidated balance sheets include prepaid expenses and other current assets of $577,996 and $439,486, respectively.

Property, Plant and Equipment
We sell and distribute assorted chemicals in China.  Our main products are liquid coolants, which are employed primarily as refrigerants in air conditioning systems.  Most of our plant and equipment are used to store such chemicals.  They are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets.  The costs of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income from operations in the year of disposition.  As part of our accounting policies and procedures we perform an impairment analysis on an annual basis.

Impairment of Long-Lived Assets

We have adopted ASC section 360-10-35-17 for long-lived assets.  Our business is highly regulated.  Any negative change in regulatory and environmental policies, technical specifications, and customer acceptance of our products may have an adverse effect on our business operations, including any possible cessation of our operating activities, or otherwise impair the usefulness and fair market value of our property, plant and equipment.  These changes in circumstances and other changes we may encounter in the future may require us to perform additional impairment analyses of our plant, property and equipment and other long-lived assets beyond the regular annual analysis.  We performed our last impairment analysis on or around September 30, 2010, and determined that there was no impairment to our long-lived assets.

Advances from Customers

Advances from customers represent prepayments to us for merchandise that has not yet been shipped. We will recognize the deposits as revenue as customers take delivery of our products, in accordance with our revenue recognition policy.  At September 30, 2010 and 2009, our consolidated financial statements include advance from customers of $1,167,357 and $199,905, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Fair Value of Financial Instruments

We adopted on a prospective basis certain required provisions of ASC Topic 820, “Fair Value Measurements.”  These provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities.  Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.
The carrying amounts reported in the balance sheet for cash, accounts receivable, notes receivable, due from related party, accounts payable and accrued expenses, advances from customers, notes payable, loans and amounts due from related parties approximate their fair market value based on the short term maturity of these instruments.

Employee and Non-Employee Stock-Based Compensation

We account for stock based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of ASC section 718-10-30 and account for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of ASC section 505-50-30.  Pursuant to ASC section 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Revenue Recognition

We apply ASC section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured.  The following policies reflect specific criteria for our various revenues streams:

•	We generate revenue from the sale of our products and record revenues from the sale of products when the goods are shipped, title passes, and collectibility is reasonably assured.
•
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

•	Revenue from the performance of services is recognized upon completion of the service.

Loss per Common Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period, subject to anti-dilution limitations.  Our potentially dilutive common shares consist of unexercised stock options and warrants. For fiscal 2010 and the 2009 transition period, the effect of these outstanding warrants and stock options are antidilutive.  Accordingly, basic and diluted loss per share is the same for all periods presented.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2010 and 2009:

	As of September 30,
	2010	2009
Stock options issued to employees with exercise prices
ranging from $0.07 to $0.20	8,500,000	8,900,000
Common stock purchase warrants with exercise prices
ranging from $0.04 to $0.55	60,245,863	61,350,113
Total outstanding potentially-dilutive shares	68,745,863	71,700,113

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Income Taxes

We account for income taxes under ASC Section 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date.

We have adopted ASC Section 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  ASC Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC Section 740-10-25.

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-10-55 and are included in determining net income or loss.

Our reporting currency is the U.S. dollar.  The functional currency of our Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB").  For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  The effect of exchange rate changes on cash for fiscal 2010 was $41,257. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive loss.  A summary of the conversion rates for the periods presented is as follows:

	September 30, 2010	September 30, 2009
Year end RMB: U.S. dollar exchange rate	6.6981	6.8376
Average year-to-date RMB: U.S. dollar exchange rate	6.8214	6.8425

Noncontrolling Interest

Noncontrolling interests in our subsidiaries are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Comprehensive Loss

Comprehensive income is comprised of net income and other comprehensive income or loss.  Other comprehensive income or loss refers to revenue, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Our other comprehensive income consists of foreign currency translation adjustments and unrealized losses on marketable equity securities.  The following table sets forth the computation of comprehensive income for fiscal 2010 and the 2009 transition period:

	For the Twelve Months Ended September 30,	For the Nine Months Ended September 30,
	2010	2009

Net income (loss)	$431,718)	$(362,051)
Other comprehensive income, net of tax
Unrealized Foreign currency translation gain, net of tax	220,993	22,253
Total other comprehensive income, net of tax	220,993	22,253
Comprehensive income (loss)	652,711)	(339,798)
Less: Comprehensive income attributable to the noncontrolling interests	731,322	101,542
Comprehensive Loss attributable to China America Holdings, Inc.	$(78,611)	$(441,340)

Shipping Costs

Shipping costs are included in selling expenses and totaled $768,854 and $407,481 for fiscal 2010 and the 2009 transition period, respectively.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for decreases in ownership of a subsidiary - In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010.   We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

The FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820-10) – Improving Disclosures about Fair Value Measurements.”

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

1.
Transfers in and out of Level 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number.)

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that clarifies existing disclosures as follows:

1.
Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.”  This guidance was effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

In September 2009, the FASB issued the ASU No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to ASC Topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820.  The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.  The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in ASC section 320-10-50-1B.  The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses: (a)the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets.

2.
Another valuation technique that is consistent with the principles of ASC topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 2 - ACQUISITIONS

Jinqian Chemical

On September 30, 2009, we entered into a share purchase agreement with Ms. Cuiqin Xiang and Ms. Lihua Hu, the sole owners of Jinqian Chemical, a company established under the laws of the PRC, to acquire a 100% interest in  Jinqian Chemical for 500,000 RMB (US $73,140), the equivalent of Jinqian Chemical’s registered capital.  As of October 1, 2009 the fair market value of Jinqian Chemical’s identifiable assets was $274,551.  As a result of this acquisition, we recognized a bargain purchase gain of $201,411 in the quarter ended December 31, 2009 for the difference between the fair market value of the net assets acquired and the purchase price.

The allocation of the purchase price and net assets acquired in the acquisition of Jinqian Chemical is as follows:

Purchase price	$73,140
Cash	$42,299
Other Receivable(1)	267,708
Inventory	5,452
Total Current Assets	315,459
Fixed Assets	1,289
Total Assets:	316,748
Minus: Liabilities Assumed	(42,197)
Net Assets Acquired:	274,551
Net assets acquired in excess of purchase price	$201,411

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

The bargain purchase gain of $201,411 was based on the excess of the net identifiable assets acquired over the purchase price, and takes into account the fact that Jinqian Chemical was established with the assistance of Mr. Hu, the principal shareholder of the Company and CEO of AoHong and that AoHong was the primary customer of Jinqian Chemical such that the majority of its retained earnings were derived from sales to AoHong.  The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Jinqian Chemical had occurred as of the beginning of the 2009 transition period:

	For the 2009 transition period
	China America Holdings, Inc.	Jinqian Chemical	China America Holdings, Inc. Pro-forma

Net revenues	$22,883,725	$485,103	$23,368,828
Cost of sales	20,967,658	232,107	21,199,765
Gross profit	1,916,067	252,996	2,169,063
Selling expenses	730,662	-	730,662
General and administrative	1,304,725	44,732	1,349,457
Total operating expenses	2,035,387	44,732	2,080,119
Total operating income (loss)	(119,320)	208,264	88,944
Other income (expenses):	(68,617)	17	(68,600)
Net income (loss) from continuing operations before income taxes	(187,937)	208,281	20,344
Loss from discontinued operations	(75,375)		(75,375)
Income (loss) before income taxes	(263,312)	208,281	(55,031)
Income taxes (expense) benefit	(98,739)	(7,566)	(106,305)
Net income (loss)	(362,051)	200,715	(161,336)
Net income attributable to noncontrolling interest	(91,768)	-	(91,768)
Net income (loss) attributable to China America Holdings, Inc.	$(453,819)	$200,715	$(253,104)

Basic and diluted loss per common share:
Net (loss) income from continuing operations	$(0.00)		$(0.00)
Net (loss) income from discontinued operations	(0.00)		(0.00)
Net loss per common share	$(0.00)		$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	141,338,265		141,338,265

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Guangzhou AoHong

On July 19, 2010, AoHong entered into an Equity Purchase Contract with Guorong Chen (“Mr. Chen”) and Yuling Li (“Mr. Li”) to acquire their 100% ownership interest in Guangzhou AoHong  for RMB 11,880,000 (approximately US $1,752,212) in cash.  Guangzhou AoHong intends to construct a storage facility with capacity of 2,500 metric tons on the land acquired to expand to the Guangzhou market, the main production base for home electronics and the auto industry in China.  As of the August 16, 2010 acquisition date, the sole identifiable asset consisted of the land use right for an 8.1 acre parcel of land located approximately 50 kilometers northwest of Guangzhou with a fair value of RMB 11,880,000 (approximately US $1,752,212).  Guangzhou AoHong has not been operational since its inception, and did not have any liabilities as of the acquisition date.  In consolidating Guangzhou AoHong as of the acquisition date, we used Guangzhou AoHong’s financial statements as of September 30, 2010.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 3 - INVENTORIES

At September 30, 2010 and 2009, inventories consisted of:

	2010	2009
Raw materials	$1,810,099	$1,987,680
Finished goods	302,460	177,887
	$2,112,559	$2,165,567

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to related parties

At September 30, 2010 and 2009 due to related parties consists of the following:

	2010	2009
Due to Aihua Hu	$-	$10,693
Due to Ying Ye	14,930	58,500
Due to Liang Wenjuan	14,929	14,625
Due to China Direct Industries, Inc.	454,233	144,649
	$484,092	$228,467

At September 30, 2010, we reflect $454,233 due to China Direct Industries, Inc. (“China Direct”), comprised of $17,668 of interest payable related to $494,000 promissory note due to China Direct (see note 8), $176,000 of consulting fees due to China Direct in the form of common stock and $242,897 of professional fees paid by China direct on behalf of the Company.  China Direct is a financial consultant and significant shareholder, owning in excess of 10% of our common stock.

Mr. Aihua Hu, CEO of AoHong, and Mrs. Ying Ye are the noncontrolling owners of AoHong. Mr. Hu and Mrs. Ye are husband and wife.  Liang Wejuan is the aunt of Mr. Hu.

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2010 and 2009, property and equipment consisted of the following:

	Estimated Life	2010	2009
Buildings	20 years	$2,285,209	$1,515,412
Automobiles and trucks	5 years	396,770	303,365
Manufacturing Equipment	10 years	3,398,199	2,089,014
Office Equipment	5-7 years	242,090	52,349
Construction in Progress	-	1,699,324	678,385
		8,021,592	4,638,525
Less: Accumulated Depreciation		(1,032,541)	(589,240)
		$6,989,051	$4,049,285

For the twelve months ended September 30, 2010 and nine months ended September 30, 2009 depreciation expense amounted to $422,992 and $262,831, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 6 - LAND USE RIGHTS

At September 30, 2010 and 2009, land use rights are as follows:

	Estimated Remaining Life	2010	2009
Land Use Rights - Shanghai AoHong	43 years	$89,589	$87,763
Land Use Rights - Tianjin AoHong	49 years	767,044	751,394
Land Use Rights – Guangzhou AoHong	48 years	1,773,637	-
Less Accumulated Amortization		(28,015)	(10,503)
		$2,602,255	$828,654

In August 2010, Shanghai AoHong acquired Guangzhou AoHong and the Guangzhou land use rights (see note 2).

In May 2009, Tianjin AoHong paid Ji City Bureau of Land Resource an aggregate price of RMB5,137,734 (USD $751,394) for the purchase of the land use rights located in Tianjin province. Under the terms of the land use right acquisition contract, Tianjin AoHong has land use rights with a maturity date of February 22, 2059.

For the year ended September 30, 2010 and nine months ended September 30, 2009, amortization expense amounted to $16,980 and $7,687, respectively.

Amortization of land use rights attributable to future periods is as follows:

Period ending September 30:
2011	$53,930
2012	53,930
2013	53,930
2014	53,930
2015	53,930
Thereafter	2,332,605
$2,602,255

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 7 – NOTES PAYABLE

Notes payable at September 30, 2010 and 2009 consists of amounts borrowed by AoHong, with each borrowing secured by the assets of AoHong indicated in the following table:

	2010	2009
Notes payable to Rural Commercial Bank, due on October 9, 2010. Interest payable quarterly at an annual rate of 5.841%. Secured by realty owned by Shanghai AoHong	$373,240	-
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on October 20, 2010. Interest payable quarterly at an annual rate of 5.103%. Secured by accounts receivable.	501,635	-
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on November 18, 2010. Interest payable quarterly at an annual rate of 5.103%. Secured by accounts receivable.	443,409	-
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on January 20, 2011. Interest payable quarterly at an annual rate of 5.103%. Secured by accounts receivable.	474,761	-
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on May 18, 2011. Interest payable quarterly at an annual rate of 5.5755%. Secured by accounts receivable.	633,015	-
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on June 10, 2011. Interest payable quarterly at an annual rate of 5.5755%. Secured by accounts receivable.	474,761	-
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on February 25, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by accounts receivable.		435,825
Notes payable to Industrial and Commercial Bank of China Yangpu Road Branch, due on January 20, 2010. Interest only payable quarterly at an annual rate of 5.103%. Secured by Accounts Receivable.		381,713
Bank acceptances payable, non-interest bearing. Secured by restricted cash of $877,501.		2,193,752
Note payable to individual, due on demand with interest due at 10% per annum and unsecured.		25,000
Bank acceptances payable issued by Rural Commercial Bank Jiading Branch, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $119,437 and due on October 18, 2010.	298,592
Bank acceptances payable issued by Commercial Bank of Zhejiang Province, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $746,480 and due on October 28, 2010.	746,480
Bank acceptances payable issued by Commercial Bank of Zhejiang Province, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $298,592 and due on November 27, 2010.	298,592
Bank acceptances payable issued by Rural Commercial Bank Jiading Branch, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $447,888 and due on January 18, 2011.	895,776
Bank acceptances payable issued by Rural Commercial Bank Jiading Branch, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $313,522 and due on February 18, 2011.	895,776
Bank acceptances payable issued by Rural Commercial Bank Jiading Branch, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $447,888 and due on March 15, 2011.	895,776
Bank acceptances payable issued by Bank of China Ji County Branch, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $52,058 and due on November 24, 2010.	104,115
Bank acceptances payable issued by Bank of China Ji County Branch, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $212,047 and due on November 24, 2010.	424,094
Bank acceptances payable issued by Bank of China Ji County Branch, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $23,360 and due on November 24, 2010.	46,719
Bank acceptances payable issued by Bank of China Ji County Branch, non-interest bearing at a fee of 0.05%. Secured by restricted cash of $854,663 and due on December 22, 2010.	1,309,327
Total	8,816,072	3,036,290
Less: current position	(8,816,072)	(3,036,290)
Long-Term portion of notes payable	$-	$-

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party is comprised of an aggregate of $494,000 we borrowed from China Direct for working capital.  In August 2008, we borrowed $400,000 from China Direct under the terms of a secured promissory note. We used the proceeds to fund our commitments to AoHong and for working capital purposes.  The due date of the $400,000 note was initially June 30, 2009 and was amended to extend the maturity date to June 30, 2010.  In June 2010 the loan was extended to June 30, 2011.  The loan is unsecured.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

At various times during fiscal 2010 we borrowed additional amounts from China Direct for working capital purposes aggregating to $94,000.  These loans are unsecured and bear interest at an annual rate of 4% and were due on various dates between February 2011 and June 2011.  China Direct is a financial consultant and significant shareholder, owning in excess of 10% of our common stock

The due date for all of our obligations to China Direct, including those described above and in note 4, have been extended to October 15, 2011 (see note 14).

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock Issued For Services

In August 2009 we entered into a consulting and management agreement with a China Direct subsidiary.  The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011, and may be extended for an additional 12 months upon mutual agreement of the parties.  The services provided include, but are not limited to, acting as our representative in the United States, general business consulting, management of professional resources, coordination and preparation of SEC filings and other public disclosures, assistance in financial management and the implementation of internal controls, investor relations, and assisting in the implementation of acquisitions and financing transactions.  Under the term of the agreement, we agreed to issue the China Direct subsidiary a total of 64,000,000 shares of our common stock.  8,000,000 shares are payable by the end of each quarter starting October 1, 2009 and will be recognized as expense at fair value using the average stock price over the quarter the services were performed.  This agreement also provides for the payment of discretionary awards to be paid to the consultant and/or its designees.  Upon the mutual agreement of the parties, the fees can be paid either in cash or our common stock..  In connection with this agreement and the services provided, we recorded related party consulting expense in fiscal 2010 of $483,024 for the value of the 32,000,000 shares earned, of which 8,000,000 of these shares, valued at $176,000, were issued to China Direct subsequent to September 30, 2010.

The August 2009 agreement replaced a previous consulting agreement that had been in place with China Direct during the 2009 transition period.  Under this agreement, we issued a total of 15,000,000 shares of our common stock and recorded related party consulting expense of $289,000 for the 2009 transition period.

In March 2010, we entered into a consulting agreement with Bespoke Growth Partners, Inc. for a term of 6 months commencing March 31, 2010 to perform investor relations consulting services.  Under the terms of the agreement, we agreed to pay Bespoke Growth Partners, Inc. $24,000 in cash and 2,000,000 shares of our common stock as compensation for the services performed.  On April 7, 2010, China Direct agreed to pay a portion of these fees by amending its consulting agreement with us and agreed to transfer to Bespoke Growth Partners, Inc. 2,000,000 shares of our common stock that China Direct would receive from us as consulting fees.  In exchange, Bespoke Growth Partners, Inc. agreed that it will perform certain investor relations services that China Direct would otherwise have been obligated to perform during the term of the Bespoke Growth Partners, Inc. consulting agreement.  We recognized $31,000 as third party consulting expense during fiscal 2010 related to the value of these 2,000,000 shares which were issued on June 18, 2010.

In May 2010, we entered into a consulting agreement with GeoInvesting, LLC to provide investor relation service to us. The agreement is for a term of one year beginning on May 3, 2010.  Under the terms of the agreement, we agreed to issue GeoInvesting, LLC a total of 800,000 shares of our common stock.  During fiscal 2010, we issued 800,000 shares of our common stock with a value of $24,000 to GeoInvesting, LLC related to this agreement.

In May 2010, we entered into a consulting agreement with OptInvestor, LLC to provide investor relations services.  The agreement was for a term of 4 weeks beginning on May 4, 2010.  Under the terms of the agreement, we agreed to pay OptInvestor $1,500 in cash and issue them 100,000 shares of our common stock with a value of $2,700.  We paid these fees to OptInvestor during fiscal 2010.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Stock Option Grants

Stock option activity for fiscal 2010 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 30, 2008	7,900,000	$0.08
Granted(1)	1,000,000	0.20
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2009	8,900,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	(400,000)	0.19
Balance at September 30, 2010	8,500,000	$0.09

(1)
Stock options were awarded to Mr. Aihua Hu in connection with his June 27, 2007 employment agreement with AoHong to serve as its Chief Executive Officer.  The options are exercisable at $0.20 per share and expire five years from the date of grant and were vested in full when granted.  The options had a fair market value of $0.08 each at the date of award.  The Company recognized stock-based compensation expense for the grant date fair value of $80,195 during the 2009 transition period rather than in fiscal 2007.  In determining whether such an error required a restatement of prior period financial statements we assessed the materiality of this item, weighing both quantitative and qualitative factors.  Our net loss for the year ended December 31, 2007 was $1.1 million, and therefore, the impact of this unrecognized non-cash compensation would have increased our loss by 7%.  We determined that a 7% increase in our net loss would not have a material impact on our financial statements and would not have impacted an investor’s decision regarding our company as a whole had the expense been recognized during the year ended December 31, 2007.

The following table summarizes our stock options outstanding at September 30, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price

$ 0.07-0.08	7,250,000	1.70 Years	$0.07	7,250,000	$0.07
0.19-0.20	1,250,000	1.25 Years	0.20	1,250,000	0.20
	8,500,000		$0.09	8,500,000	$0.09

Common Stock Warrants

Between August and October, 2007 we sold units of our securities consisting of 47,706,735 shares of common stock and granted common stock purchase warrants to purchase 52,477,408 shares of common stock, exercisable at $0.12 per share.  Under this subscription agreement, in the event we were to issue any shares of common stock or securities convertible into shares to any third party purchaser at a price less than the offering price, each purchaser has the right to apply the lowest such price.  We noted the guidance provided under EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective for financial statements issued for fiscal years beginning after December 15, 2008 (including the pending content under FASB ASC Section 815-40-15), and determined that such a feature, commonly known as a most favored nations provision, rendered these warrants not indexed to our own stock, and therefore we should have recorded the fair value of such warrants as a derivative liability.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

We entered into an amendment with the original subscribers to waive the most favored nations provision from the subscription agreement.  The amendment also included a one-time reduction in the exercise price of the warrants from $0.12 per share to $0.04 per share.  As of September 30, 2010, 31 warrant holders covering 44,127,407 warrants have agreed to this amendment, leaving a balance of 8,350,001 warrants with the most favored nations provision.  As a result of this amendment, we treated this reduction in exercise price prospectively as a modification of terms and an exchange of the original equity instrument, and valued this exchange as an increase in additional paid in capital – warrants, as described in ASC Section  718-20-35-3 and incremental compensation cost of $44,127 as a non-operating expense in our consolidated statement of operations in fiscal 2010.  We believe this amendment closely ties the exercise price of the warrants to the fluctuations of our common stock price such that they are indexed to our common stock, therefore making them eligible for the scope exception provided under ASC Section 815-10-15-74 and to be classified as equity.  In addition, we reclassified the remaining 8,350,001 currently exercisable common stock warrants not covered by the amendment to a derivative liability at their fair market value of $54,801, based on the Black-Scholes Option Pricing Model.

Moreover, we reclassified an additional 8,722,705 currently exercisable common stock warrants from additional paid in capital – warrants in equity as a current derivative liability, with exercise prices ranging from $0.10 to $0.35 and expiration dates ranging from September 28, 2010 to March 31, 2012 at an aggregated fair market value of $16,910.

Our assumptions under the Black-Scholes Option Pricing Model for warrants valued fiscal during 2010 were as follows:

Expected life (years)	4-5
Expected volatility	237%
Risk-free interest rate	0.19%-0.42%
Dividend yield	0%

Stock warrant activity for the year ended September 30, 2010 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2008	63,800,113	$0.16
Granted	-	-
Exercised	-	-
Forfeited	(2,450,000)	0.50
Balance at September 30, 2009	61,350,113	$0.14
Granted	-	-
Exercised	-	-
Forfeited	(1,004,250)	0.16
Balance at September 30, 2010	60,345,863	$0.08

The following table summarizes our warrants to purchase its common stock outstanding at September 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price

$ 0.35-0.50	5,668,455	0.80 Years	$0.35	5,668,455	$ 0.35-0.50
0.20	100,000	0.5 Years	0.20	100,000	0.20
0.12	8,350,001	2.25 Years	0.12	8,350,001	0.12
0.10	2,100,000	1.75 Years	0.10	2,100,000	0.10
0.04	44,127,407	2.25 Years	0.04	44,127,407	0.04
	60,345,863		$0.08	60,345,863	$0.08

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 10 - INCOME TAXES

Effective January 1, 2008, AoHong is governed by the Enterprise Income Tax Law of the Peoples Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law").  Pursuant to the PRC Enterprise Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 25% (inclusive of state and local income taxes) for all companies.  Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiaries are Resident Enterprises and are subject to tax at a statutory rate of approximately 25% for fiscal 2010 and for the nine months ended September 30, 2009.

The components of (loss) income before income tax for fiscal 2010 and the September 2009 transition period consisted of the following:

	2010	2009
U.S. operations	$(1,012,008)	$(495,620)
Chinese operations	2,038,585	307,683
Discontinued operations		(75,375)
	$1,026,577	$(263,312)

The components of the provision for income taxes fiscal 2010 and the September 2009 transition period are as follows:

	2010	2009
U.S. operations	$-	$-
Chinese operations	594,859	98,739
Discontinued operations	-	-
	$594,859	$98,739

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision for fiscal 2010 and the 2009 transition period:

	2010	2009
Income tax benefit at Federal statutory rate	$349,000	$(89,000)
State income taxes, net of Federal benefit	47,000	(12,000)
Permanent differences	195,000	200,000
U.S. tax rate in excess of foreign tax rate	(324,000)	(49,000)
Increase in valuation allowance	327,859	48,739
Tax provision	$594,859	$98,739

We have U.S. net operating loss carryforwards for tax purposes totaling approximately $11,960,000 at September 30, 2010.  These net operating loss carryforwards may be available to reduce future years’ taxable income, will expire through 2030 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in control.  Management does not believe that it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets, including our net operating loss carryforwards, due to our continuing losses for United States income tax purposes.  Accordingly, we have provided a 100% valuation allowance on our net deferred tax assets.  Management will review this valuation allowance periodically and make adjustments as warranted.

Deferred tax assets and deferred tax liabilities reflect the net tax effects of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities and for significant income and expense items recognized in different periods for tax and financial reporting purposes.  We have established a valuation allowance for those deferred tax assets for which it is more likely than not that utilization will not occur.  Our deferred tax assets as of September 30, 2010 and 2009 are as follows:

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

	2010	2009
Net operating loss carryforward	$4,762,000	$4,337,000
Stock-based compensation	209,000	(125,000)
Valuation allowance	(4,971,000)	(4,212,000)
Net deferred tax asset	$-	$-

We evaluate whether tax positions we have taken will more likely than not be sustained upon examination by the appropriate taxing authority.  We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  The impact of this reassessment for fiscal 2010 and the 2009 transition period did not have any impact on our results of operations, financial conditions or liquidity.

NOTE 11 – STATUTORY RESERVES

AoHong is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital or members’ equity.  For the period from December 31, 2008 to September 30, 2010, statutory reserve activity is as follows:

AoHong
Balance – December 31, 2008	687,717
Addition to statutory reserves	16,604
Balance – September 30, 2009	$704,321
Addition to statutory reserves	43,172
Balance – September 30, 2010	$747,493

NOTE 12 - FOREIGN OPERATIONS

As of September 30, 2010 substantially all of our revenues and assets are associated with subsidiaries located in the People's Republic of China.  Assets at September 30, 2010 and 2009 as well as revenues for the twelve months ended September 30, 2010 and nine months ended September 30, 2009 are as follows:

	United States	People’s Republic Of China	Total
Net Revenues for the twelve months ended September 30, 2010	$-	$50,972,109	$50,972,109
Net Revenues for the nine months ended September 30, 2009	-	22,883,725	22,883,725

Identifiable assets at September 30, 2010	8,957	23,362,546	23,371,503
Identifiable assets at September 30, 2009	$229	$13,879,560	$13,879,789

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Under the terms of the June 27, 2007 membership interest purchase agreement entered into among us, AoHong, Aihua Hu and Ying Ye, we were required to contribute an aggregate of $3,380,000 of capital to AoHong between September 2007 and June 2009 in addition to the issuance of 12,500,000 shares of our common stock to Aihua Hu.  The 12,500,000 shares were previously issued and as of September 30, 2010, $1,780,000 of the cash contribution obligation remained due to AoHong.   This intercompany commitment was not reflected on our consolidated balance sheet as of September 30, 2010 and 2009.  This amount was paid to AoHong on December 13, 2010.  See note 14 – Subsequent Events.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 14 - SUBSEQUENT EVENT

On December 9, 2010 Glodenstone Development Limited, a British Virgin Island company (“Glodenstone”) advanced to us $1,780,000 in order to allow us to fulfill the remaining portion of our obligation to contribute capital to AoHong as we negotiated the terms of an agreement to sell our 56.08% interest in AoHong to Glodenstone.  On December 10, 2010, we made the required payment to AoHong.  On December 23, we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our membership interest in AoHong to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of the $1,780,000 debt we owe Glodenstone and a $1,728,340 promissory note Glodenstone will issue to us at closing.  The promissory note issued by Glodenstone will bear interest at the rate of 5% per annum, will be due on December 31, 2011 with accrued interest and will be secured by the membership interest in AoHong which we have agreed to sell to Glodenstone. Also, on December 23, 2010 we signed a promissory note agreeing to repay Glodenstone the $1,780,000 it advanced to us on December 9, 2010.  We agreed to pay interest on this obligation at the rate of 5% per annum and the principal balance and accrued interest are due upon the earlier of May 31, 2011 or the closing on the sale of our 56.08% interest in AoHong to Glodenstone. In addition, Mr. Hu will resign all positions with our company upon closing of this transaction which is conditioned upon the approval of our stockholders.

We agreed to file an information statement with the SEC in compliance with applicable U.S. Federal securities laws describing the sale of our interest in AoHong and use our best efforts to respond to any comments from the SEC in order to facilitate shareholder approval as required under the terms of the Membership Interest Sale Agreement and applicable law.

At such time as the transaction closes, it will constitute the sale of all or substantially all of our assets.

On December 29, 2010, China Direct agreed to extend the due date for all of our obligations to them, aggregating to approximately $0.8 million, to October 15, 2011.