Form 10-Q
period 2010-12-31
CHINA AMERICA HOLDINGS, INC.
filed 2011-02-14
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  192,710,792 shares of common stock are issued and outstanding as of February 9, 2011.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

“China America” “we,” “us,” “ours,” and similar terms refers to China America Holdings, Inc., a Florida corporation formerly known as Sense Holdings, Inc., and our subsidiaries;

“AoHong Chemical” refers to Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability company which is a majority owned subsidiary of China America, together with AoHong Chemical’s wholly owned subsidiaries Shanghai Binghong Trading Co., Ltd., a Chinese limited liability company,  Shanghai Wuling Environmental Material Co., Ltd., a Chinese limited liability company,  AoHong (Tianjin) Chemical Co., Ltd. a Chinese limited liability company (“AoHong Tianjin”), Shanghai Jinqian Chemical Co. Ltd. a Chinese limited liability company (“Jinqian Chemical”), and Guangzhou AoHong  Chemical Co., Ltd, formerly known as Guangzhou Jianxin Enterprise Co., Ltd., a Chinese limited liability company (“Guangzhou AoHong”);

“China Direct” refers to China Direct Industries, Inc., a Florida corporation, and its subsidiaries.  China Direct owns approximately 30% of our outstanding common stock;

“Glodenstone” refers to Glodenstone Development Limited, a British Virgin Island company;

“PRC” or “China” refers to the People’s Republic of China, and

Our fiscal year ends on September 30. We have defined various periods that are covered in this report as follows:

•	“three months ended December 31, 2010” — October 1, 2010 through December 31, 2010.
•	“three months ended December 31, 2009” — October 1, 2009 through December 31, 2009.
•	“fiscal 2010” — October, 1, 2009 through September 30, 2010.
•	“fiscal 2011” — October, 1, 2010 through September 30, 2011.

ii

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety and review the risks described in "Item 1A. - Risk Factors" in our Annual Report Form 10-K for the year ended September 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

iii

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,465	$8,957
Assets of discontinued operations	25,175,243	23,362,546
Total current assets	25,178,708	23,371,503

Total assets	$25,178,708	$23,371,503

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$1,780,000	$-
Notes payable-related party	534,000	494,000
Accounts payable and accrued expenses	92,692	156,086
Due to related parties	431,322	489,610
Derivative liability	60,045	189,358
Liabilities of discontinued operations	15,211,585	12,389,432
Total current liabilities	18,109,644	13,718,486

SHAREHOLDERS' EQUITY:
China America Holdings, Inc. shareholders' equity
Common stock: $.001 par value, 500,000,000 shares authorized; 184,710,792 and 176,710,792 shares issued and outstanding at December 31, 2010 and September 30, 2010	184,711	176,711
Additional paid-in capital	20,494,787	20,326,787
Statutory reserves	792,352	747,493
Accumulated deficit	(20,831,167)	(17,896,144)
Accumulated other comprehensive income	628,236	551,864
Total China America Holdings, Inc. shareholders' equity	1,268,919	3,906,711
Noncontrolling interest	5,800,145	5,746,306
Total shareholders' equity	7,069,064	9,653,017

Total liabilities and equity	$25,178,708	$23,371,503

The accompanying notes are an integral part of the unaudited financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2010	2009

Operating expenses:
Consulting expense - related party	$80,000	$146,024
General and administrative expenses	18,920	154,563
Total operating expenses	98,920	300,587

Operating loss	(98,920)	(300,587)

Other income (expenses):
Interest expense - related party	(5,270)	(4,033)
Other income	4,380	-
Gain on change in fair value of derivative liability	129,313	-
Total other income (expenses)	128,423	(4,033)
Income (loss) from continuing operations before taxes
and noncontrolling interest	29,503	(304,620)

Discontinued operations:
(Loss) income from discontinued operations	(31,125)	867,126
Loss on disposal of discontinued operations	(2,902,212)	-
Total (loss) income from discontinued operations	(2,933,337)	867,126

(Loss) income before income taxes and noncontrolling interest	(2,903,834)	562,506

Provision for income taxes	-	-

Net (loss) income	(2,903,834)	562,506

Less: loss (income) attributable to noncontrolling interest	13,670	(380,841)

Net (loss) income attributable to China America Holdings, Inc.	$(2,890,164)	$181,665

Basic and diluted loss per common share:
Loss from continuing operations	$0.00	$(0.00)
Loss from discontinued operations	(0.02)	0.00
Loss per common share	$(0.02)	$0.00

Weighted average common shares outstanding - basic and diluted	183,567,935	151,810,792

Amount attributable to China America Holdings, Inc.
Income (loss) from continuing operations, net of tax	$29,503	$(304,620)
(Loss) income from discontinued operations, net of tax	(2,919,667)	486,285
Net loss	$(2,890,164)	$181,665

The accompanying notes are an integral part of the unaudited financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(2,903,834)	$562,506
Loss (income) from discontinued operations	2,933,337	(867,126)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations:
Common stock issued for services	80,000	146,024
Loss on change in fair value of derivative liabilities	(129,313)	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(98,771)	(37,332)
Net cash used in continuing operations	(118,581)	(195,928)
Net cash (used in) provided by discontinued operations	(1,102,646)	660,566
Net cash (used in) provided by operating activities	(1,221,227)	464,638

Cash flows from investing activities:
Net cash used in discontinued operations	(975,458)	(398,014)
Net cash flows used in investing activities	(975,458)	(398,014)

Cash flows from financing activities:
Proceeds from related party advances	113,090	195,928
Net cash provided by discontinued operations	1,662,675	971,857
Net cash flows provided by financing activities	1,775,765	1,167,785

Effect of exchange rate on cash	415,428	(112)
Net (decrease) increase in cash	(5,492)	1,234,297
Cash - beginning of year or period	8,957	1,721,231
Cash - end of year or period	$3,465	$2,955,528

Supplemental disclosure of cash flow information - discontinued operations:
Cash paid for interest	$36,805	$15,062
Cash paid for income taxes	$92,901	$24,494

Supplemental disclosure of non cash investing and financing activities:
Tianjin construction deposit reclassified to property and equipment	$-	$357,375

The accompanying notes are an integral part of the unaudited financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Effective June 27, 2007, we entered into a membership interest exchange agreement with AoHong Chemical and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.08% of the membership interests of AoHong Chemical from that company in exchange for $3,380,000 to be invested in AoHong Chemical between September 30, 2007 and July 27, 2009.  As part of the transaction, 12,500,000 shares of our common stock valued at $1,187,500 were issued to Mr. Hu.  As of September 30, 2010 $1,780,000 remained outstanding to AoHong Chemical from this transaction, which was accounted for as an intercompany transaction.  On December 9, 2010 we borrowed $1,780,000 from Glodenstone, an unrelated third party, in order to allow us to pay the remaining portion of our obligation to contribute capital to AoHong Chemical as we negotiated the terms to sell our 56.08% interest in AoHong Chemical to Glodenstone.  On December 10, 2010 we made the required payment to AoHong Chemical.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our 56.08% membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of our $1,780,000 debt to Glodenstone and Glodenstone’s issuance to us at closing of a promissory note in the principal amount of $1,728,340.  As a result of our entering into the sale agreement, the results of operations of AoHong Chemical are reflected as discontinued operations in the accompanying statements of operations for the three months ended December 31, 2010 and 2009.  We also recorded a provision for the loss on the disposal of our investment in AoHong Chemical in the amount of $2.9 million (see Note 2 – AoHong Chemical Sale Transaction).

AoHong Chemical generates revenues through the sale of freon-based chemical products, which are used as refrigerants in air-conditioning, refrigerators, and automobile air conditioning systems; and in petrochemical and pharmaceutical industries in the manufacturing of vesicants, sprays, fire extinguishers, and related products.

AoHong Chemical offers two broad categories of Freon-based products:

•	Single Freon-based chemical products, which are distributed in either bulk quantities or retail packages after AoHong Chemical breaks the bulk and repackages them at its facilities;
•	Multiple Freon-based chemical products, which are custom mixed based on customers’ specifications at its facilities and sold in either bulk or retail packages.

Customers of AoHong Chemical include manufacturers of automobiles, refrigerators, air conditioners, chemicals, and pharmaceuticals as well as distributors of coolants. Historically AoHong Chemical has witnessed a seasonal surge in demand for refrigerant products from March to July.

AoHong Chemical was established in February 2000 as Shanghai AoHong Industry Co., Ltd. On July 5, 2007 AoHong Chemical changed its name to Shanghai AoHong Chemical Co., Ltd. AoHong Chemical has five wholly-owned subsidiaries, including Shanghai Binghong Trading Co., Ltd. which was established in March 2002, and Shanghai Wuling Environmental Material Co., Ltd. (“Wuling”) which was established in January 2005.

In November 2008, AoHong Chemical created AoHong (Tianjin) Chemical Co., Ltd., a Chinese limited liability company, as a wholly owned subsidiary (“AoHong Tianjin”) to expand its distribution channels to the Beijing region.  AoHong Tianjin serves as a second production base in northern China.

On September 30, 2009, Wuling entered into a membership interest exchange agreement with Ms Cuiqin Xiang and Ms Lihua Hu, the sole members of Shanghai Jinqian Chemical Co., Ltd. a company established under the laws of the PRC (“Jinqian”) to acquire 100% of the outstanding ownership interest for cash of $73,140, the amount of its original registered capital.  Jinqian provides inspection services for specialty gas cylinders.

On July 19, 2010, AoHong Chemical entered into an Equity Purchase Contract with Guorong Chen (“Mr. Chen”) and Yuling Li (“Mr. Li”) to acquire their 100% ownership interest in Guangzhou Jianxin Enterprise Co. Ltd. for RMB 11,880,000 (approximately US $1,752,212) in cash.  The transaction was completed on August 16, 2010 and Guangzhou Jianxin Enterprise Co. Ltd subsequently changed its name to AoHong (Guangzhou) Chemical Co., Ltd. (“Guangzhou AoHong”).

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Basis of Presentation

The accompanying unaudited consolidated financial statements include China America Holdings, Inc. and all of its subsidiaries, including those operating outside the United States of America.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Our consolidated financial statements include the accounts of the Company and its controlled entities, including wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.  As further discussed in Note 2, the results of operations for the three months ended December 31, 2009 and the consolidated balance sheet as of September 30, 2010 have been presented to reflect AoHong Chemical as a discontinued operation.  In addition, certain prior year balances have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended September 30, 2010 as filed with the SEC.  The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for fiscal 2011 and 2010 include provisions made for sales and the related allowance for doubtful accounts and the useful lives of property and equipment and other long-term assets. We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2010.

At December 31, 2010 and September 30, 2010, our bank deposits in the United States were approximately $3,000 and $9,000, respectively.  In addition, AoHong Chemical has cash and cash equivalents on deposit in the PRC in the amount of $2.8 million and $2.1 million at December 31, 2010 and September 30, 2010, respectively, which are reflected in current assets from discontinued operations in the accompanying consolidated balance sheets.

Derivative Liability

We evaluate our convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Sections 810-10-05-4 and 815-40-25.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and the related fair value is reclassified to equity.

We perform a mark-to-market valuation on a quarterly basis using the Black-Scholes Option Pricing Model with gains and losses to be recognized in current earnings. As of December 31, 2010 our derivative liability associated with 16,218,456 common stock purchase warrants is $60,045.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Impairment of Long-Lived Assets

We have adopted ASC Section 360-10-35-17 for long-lived assets.  Our business is highly regulated.  Any negative change in regulatory and environmental policies, technical specifications, and customer acceptance of our products may have an adverse effect on our business operations, including any possible cessation of our operating activities, or otherwise impair the usefulness and fair market value of our property, plant and equipment.  These changes in circumstances and other changes we may encounter in the future may require us to perform additional impairment analyses of our plant, property and equipment and other long-lived assets beyond the regular annual analysis.  We performed our last impairment analysis on or around December 31, 2010, and determined that there was no impairment to our long-lived assets.

Fair Value of Financial Instruments

We adopted on a prospective basis certain required provisions of ASC Topic 820, “Fair Value Measurements.”  These provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities.  ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The carrying amounts reported for cash, accounts receivable, notes receivable, due from related party, accounts payable and accrued expenses, advances from customers, notes payable, loans and amounts due from related parties, which are included in current assets and liabilities from discontinued operations, approximate their fair market value based on the short term maturity of these instruments.

Employee and Non-Employee Stock-Based Compensation

We account for stock based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of ASC section 718-10-30 and account for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of ASC Section 505-50-30. Pursuant to ASC Section 718-10-30-6, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Earnings per Common Share

Basic earnings/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of unexercised stock options and warrants. For the three months ended December 31, 2010 and 2009, the effect of these outstanding warrants and stock options are antidilutive.  Accordingly, basic and diluted loss per share is the same for all periods presented.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three month periods ended December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Stock options issued to employees with exercise prices
ranging from $0.07 to $0.20	8,500,000	8,650,000
Common stock purchase warrants with exercise prices
ranging from $0.04 to $0.50	60,245,863	61,350,113
Total oustanding potentially-dilutive shares	68,745,863	70,000,113

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Income Taxes

We account for income taxes under ASC Section 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Our reporting currency is the U.S. dollar. The functional currency of our Chinese subsidiaries is the Chinese dollar or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and revenues and expenses are translated at the weighted average rates of exchange. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2010 was $415,428. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss). A summary of the conversion rates for the periods presented is as follows:

	December 31, 2010	September 30, 2010	December 31, 2009
Period end RMB: U.S. dollar exchange rate	6.6118	6.6981
Average year-to-date RMB: U.S. dollar exchange rate	6.6670		6.8360

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income or loss.  Other comprehensive income or loss refers to revenue, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity.  Our other comprehensive income consists of foreign currency translation adjustments.  The following table sets forth the computation of comprehensive income for the three months ended December 31, 2010 and 2009:

	For the Three Months Ended
	December 31,
	2010	2009
Net income (loss)	$(2,903,834)	$562,506
Other comprehensive (loss) income, net of tax
Unrealized foreign currency translation gain, net of tax	143,882	398
Total other comprehensive income, net of tax	143,882	398
Comprehensive (loss) income	(2,759,952)	562,904
Less: comprehensive income attributable to
the noncontrolling interests	(53,839)	(380,776)
Comprehensive (loss) income attributable to
China America holdings, Inc.	$(2,813,791)	$182,128

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for decreases in ownership of a subsidiary - In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC Section 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This update was effective on January 1, 2010 and it did not have an effect on the accompanying consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Adoption of this update did not have an effect on our financial condition or results of operations.

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 2 – AOHONG CHEMICAL SALE TRANSACTION

On December 9, 2010 Glodenstone advanced to us $1,780,000 in order to allow us to fulfill the remaining portion of our obligation to contribute capital to AoHong Chemical, as more fully described in Note 1.  On December 10, 2010, we made the required payment to AoHong Chemical.  On December 23, 2010 we signed a promissory note agreeing to repay Glodenstone the $1,780,000 it advanced to us on December 9, 2010 (the “Glodenstone Note”).  We agreed to pay interest on this obligation at the rate of 5% per annum and the principal balance and accrued interest are due upon the earlier of May 31, 2011 or the closing on the sale of our 56.08% interest in AoHong Chemical to Glodenstone as discussed below.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On December 23, 2010 we entered into a Membership Interest Sale Agreement (the “Purchase Agreement”) with Glodenstone, Mr. Hu and Ms. Ye to sell our membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340.

Under the terms of the Purchase Agreement, the $3,508,340 purchase price is comprised of the following:

•	Forgiveness of the Glodenstone Note in the principal amount of $1,780,000; and
•	The delivery to us of a secured promissory note in the principal amount of $1,728,340 (the “Purchase Note”).

The Purchase Note pays interest at an annual rate of 5%, is due December 31, 2011 and is secured by the 56.08% ownership interest in AoHong Chemical (the “Collateral”).  In the event that Glodenstone does not pay the amounts due under the terms of the Purchase Note, we may, at our option, (i) declare the entire unpaid principal balance of the Purchase Note, together with accrued and unpaid interest, immediately due and payable; (ii) sell the Collateral in a private or public sale and apply the proceeds of the sale of the Collateral towards repayment of the Glodenstone obligations under the Purchase Note; and (iii) pursue any other remedy available to us at law or in equity.

The closing of this transaction is conditioned upon the approval of our stockholders.  We agreed to file an information statement with the SEC in compliance with applicable U.S. Federal securities laws describing the sale of our interest in AoHong Chemical and use our best efforts to respond to any comments from the SEC in order to facilitate shareholder approval as required under the terms of the Purchase Agreement and applicable law. At such time as the transaction closes, it will constitute the sale of all or substantially all of our assets.

As a result of our entering into the Purchase Agreement, the results of operations of AoHong Chemical are reflected as discontinued operations in the accompanying statements of operations for the three months ended December 31, 2010 and 2009.  We also recorded a provision for the loss on the disposal of our investment in AoHong Chemical in the amount of $2.9 million.  The following table sets forth the results of the discontinued operations for the three months ended December 31, 2010 and 2009:

	2010	2009

Revenues	$20,931,436	$11,258,589
Cost of revenues	20,179,773	9,664,255
Gross profit	751,663	1,594,334
Operating expenses	761,735	891,440
Other income	(10,567)	188,421
Provision for income taxes	10,486	24,189
(Loss) income from discontinued operations	(31,125)	867,126
Loss from disposal of discontinued operations	(2,902,212)	-
Total (loss) income from discontinued operations	$(2,933,337)	$867,126

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The following table sets forth certain balance sheet information for the discontinued operations as of December 31, 2010 and 2009:

	2010	2009
ASSETS:
Cash	$2,801,951	$2,056,788
Restricted cash	2,397,229	3,315,935
Accounts receivable, net	2,044,601	4,838,688
Inventory	6,002,833	2,112,559
Other current assets	1,345,520	1,410,256
Total current assets	14,592,134	13,734,226

Property and equipment	7,921,019	6,989,051
Land use rights	2,631,841	2,602,256
Other assets	30,249	37,013
Total assets from discontinued operations	25,175,243	$23,362,546

LIABILITIES:
Notes payable	$7,451,829	$8,816,072
Accounts payable and accrued expenses	1,610,119	1,062,027
Advances from customers	1,709,937	1,167,357
Taxes payable	1,108,216	1,069,686
Due to related parties	429,272	29,859
Other liabilities	2,902,212	244,431
Total liabilities from discontinued operations	$15,211,585	$12,389,432

NOTE 3 – RELATED PART Y TRANSACTONS

At December 31, 2010 and September 30, 2010, our related party payable to China Direct, our corporate management service provider and owner of approximately 30% of our common stock, was $431,322 and $489,610, respectively, comprised of the following:

	December 31, 2010	September 30, 2010
Interest payable	$40,647	$35,377
Professional fees	310,675	278,233
Corporate management services	80,000	176,000
	$431,322	$489,610

The interest payable of $40,647 reflects the accrued interest on the $534,000 of promissory notes due to China Direct (see Note 4 – Notes Payable – Related Party).  The professional fees represent legal, auditing, public and investor relations fees that have been paid by China Direct on our behalf.    The corporate management services are payable in shares of our common stock (See Note 5) and were issued in January, 2011.  The remaining amounts are due October 15, 2011.

AoHong Chemical has amounts due to its chief executive officer, Mr. Aihua Hu, and certain members of his family of $429,272 and $29,859 at December 31, 2010 and September 30, 2010, respectively.  These amounts are reflected in liabilities of discontinued operations.

NOTE 4 - NOTES PAYABLE – RELATED PARTY

Notes payable – related party is comprised of an aggregate of $534,000 we borrowed from China Direct for working capital.  In August 2008, we borrowed $400,000 from China Direct under the terms of a secured promissory note. We used the proceeds to fund part of our capital contribution commitment to AoHong Chemical.

At various times during fiscal 2010 we borrowed additional amounts from China Direct for working capital purposes aggregating to $94,000.  On October 26, 2010, we borrowed an additional of $40,000 from China Direct for working capital purposes.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

All of the notes payable to China Direct are unsecured, accrue interest at an annual rate of 4% and are due on October 15, 2011, except for the $40,000 note which originated on October 26, 2010, which is due on October 25, 2011.

NOTE 5 - SHAREHOLDERS' EQUITY

Common Stock Issued For Services

In August 2009 we entered into a consulting and management agreement with a China Direct subsidiary.  The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011, and may be extended for an additional 12 months upon mutual agreement of the parties.  The services provided include, but are not limited to, acting as our representative in the United States, general business consulting, management of professional resources, coordination and preparation of SEC filings and other public disclosures, assistance in financial management and the implementation of internal controls, investor relations, and assisting in the implementation of acquisitions and financing transactions.  Under the term of the agreement, we agreed to issue the China Direct subsidiary a total of 64,000,000 shares of our common stock.  8,000,000 shares are payable by the end of each quarter starting October 1, 2009 and are recognized as expense at fair value using the average stock price over the period the services were performed.  This agreement also provides for the payment of discretionary awards to be paid to the consultant and/or its designees.  Upon the mutual agreement of the parties, the fees can be paid either in cash or our common stock.  In connection with this agreement and the services provided, we recorded related party consulting expense of $80,000 and $146,024 for the three months ended December 31, 2010 and 2009, respectively.

Stock Options

Stock option activity for the three months ended December 31, 2010 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at September 30, 2010	8,500,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2010	8,500,000	$0.09

Common Stock Warrants

Between August and October, 2007 we sold units of our securities consisting of 47,706,735 shares of common stock and granted common stock purchase warrants to purchase 52,477,408 shares of common stock with a par value of $0.001 per share, exercisable at $0.12 per share. Under the terms of this subscription agreement, in the event we were to issue any shares of common stock or securities convertible into shares to any third party purchaser at a price less than the offering price, each purchaser has the right to apply the lowest such price. We noted the guidance provided under EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective for financial statements issued for fiscal years beginning after December 15, 2008 (including the pending content under ASC Section 815-40-15), and determined that such a feature, commonly known as a most favored nations provision, rendered these warrants not indexed to our own stock, which require the warrants to be recorded at fair value as a derivative liability.

At December 31, 2010, we had 16,218,456 warrants outstanding that were subject to the most favored nations provision and a related derivative liability of $60,045.  Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at December 31, 2010 were as follows:

Expected life (years)	0.25-1.75
Risk free rate of interest	0.12%-0.61%
Volatility	220%
Dividend yield	0%

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Stock warrant activity for the nine months ended December 31, 2010 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at September 30, 2010	60,345,863	$0.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2010	60,345,863	$0.08

NOTE 6 - STATUTORY RESERVES

AoHong Chemical is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital or members’ equity. For the three months ended December 31, 2010, statutory reserve activity is as follows:

Aohong
Balance - September 30, 2010	747,493
Additional to statutory reserves	44,859
Balance - December 31, 2010	$792,352

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As more fully described in Note 2, on December 23, 2010 we entered into the Purchase Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of the Glodenstone Note and Glodenstone’s issuance to us at closing the $1,728,340 Purchase Note.

The closing of this transaction is conditioned upon the approval of our stockholders.  We are required to file an information statement with the SEC in compliance with applicable U.S. Federal securities laws describing the sale of our interest in AoHong Chemical and will use our best efforts to respond to any comments from the SEC in order to facilitate shareholder approval as required under the terms of the Membership Interest Sale Agreement and applicable law.

We anticipate that the Purchase Agreement will close 20 days after the information statement is first mailed to our shareholders.  However, if the closing of the Purchase Agreement does not occur by May 31, 2011, the Purchase Agreement automatically terminates.  In that event, the amounts due under the Glodenstone Note remain outstanding and we would be required to transfer our membership interest in AoHong Chemical to Glodenstone in full satisfaction of the Glodenstone Note.

NOTE 8 – SUBSEQUENT EVENT

On January 19, 2011 we borrowed an additional $20,000 from China Direct pursuant to a promissory note which provides for repayment of the principal balance plus interest at the rate of 4% per annum on January 18, 2012.  We used these funds for general working capital purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the financial statements and Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended September 30, 2010.  As our fiscal year ends on September 30, we have defined various that are covered in this report as follows:

•	“first quarter of fiscal 2011” — October 1, 2010 through December 31, 2010.
•	“first quarter of fiscal 2010” — October 1, 2009 through December 31, 2009.
•	“fiscal 2011” — October, 1, 2010 through September 30, 2011.
•	“fiscal 2010” — October, 1, 2009 through September 30, 2010.

Overview

Since June 2007 our business has been conducted through our majority owned subsidiary, AoHong Chemical.  AoHong Chemical and its subsidiaries sell and distribute assorted chemicals in China and the majority of our revenues are generated through the sale and distribution of liquid coolants.  While AoHong Chemical’s products can be employed in a variety of applications, it primarily sells and distributes refrigerants for use in air conditioning systems.  AoHong Chemical also sells and distributes chemical products used in the application of fire extinguishing agents, aerosol sprays, insecticides, and tetrahydrothiophene.

On December 9, 2010 Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”), advanced to us $1,780,000 in order to allow us to fulfill the remaining portion of our obligation to contribute capital to AoHong Chemical in connection with our negotiating the terms of an agreement to sell our 56.08% interest in AoHong Chemical to Glodenstone.  On December 10, 2010 we used the funds advanced to us from Glodenstone to satisfy the remaining balance of our obligation to AoHong Chemical under the terms of the Membership Interest Purchase Agreement dated June 27, 2007 pursuant to which we acquired a 56.08% interest in AoHong Chemical.  AoHong Chemical was required to demonstrate to the PRC government that the remaining capital contribution due from us had been invested in AoHong Chemical, and while we had been attempting to raise this capital through other means, we were unsuccessful.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Aihua Hu and Ying Ye, to sell our 56.08% membership interest in AoHong Chemical to Glodenstone for $3,508,340.  The purchase price is payable by cancellation of the $1,780,000 debt we owe Glodenstone and a $1,728,340 promissory note Glodenstone will issue to us at closing.  Completion of this transaction is subject to stockholder approval.

Our board of directors determined that it was in our best interests to sell our interest in AoHong Chemical because of the continued difficulties we experienced in securing not only the funds necessary to satisfy our remaining capital contribution obligations to AoHong Chemical, but the additional capital necessary to properly finance its operations.  The sale of our interest in AoHong Chemical will constitute a sale of all or substantially all of our assets and all of our business operations, including the revenues and expenses associated with the operation of AoHong Chemical.  We are currently seeking a business combination with an operating entity which, while wishing to avail itself of the benefits of being a U.S. public company, does not require the immediate level of capital that AoHong Chemical requires.  Consequently, if we do not acquire another business prior to completion of the sale, we will be treated as a shell corporation under Federal securities laws.  We have not identified any potential acquisition candidates and there are no assurances that we will be able to affect such a transaction in future periods.

We agreed to file an information statement with the SEC in compliance with applicable U.S. Federal securities laws describing the sale of our interest in AoHong Chemical and to use our best efforts to respond to any comments from the SEC in order to facilitate shareholder approval as required under the terms of the Purchase Agreement and applicable law. We anticipate that the Purchase Agreement will close 20 days after the information statement is first mailed to our shareholders.  However, if the closing of the Purchase Agreement does not occur by May 31, 2011, the Purchase Agreement automatically terminates.  In that event, the amounts due under our indebtedness to Glodenstone will become immediately due and payable and we would be required to transfer our membership interest in AoHong Chemical to Glodenstone in full satisfaction of this indebtedness.

If, as expected, our stockholders approve the sale of our interest in AoHong Chemical to Glodenstone, AoHong Chemical’s operations will no longer be part of our business.  In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the results of operations for AoHong Chemical are reflected as a discontinued operation in our consolidated financial statements. Our continuing operations are comprised of our U.S. operating expenses, which primarily consist of compliance with U.S. regulatory requirements and the payment of independent accounting fees, investor relations expenses, consulting and other professional fees associated with being a public company.

Our Performance

Our income from continuing operations in the first quarter of fiscal 2011 was $30,000, compared to a loss from continuing operations of $0.3 million for the same period in fiscal 2010.  Income from continuing operations in the first quarter of fiscal 2011 was primarily driven by a gain on the change in fair value of our derivative liability in the amount of $0.1 million.  Our loss from discontinued operations was $2.9 million in the first quarter of fiscal 2011 and was mainly the result of our recognition of the estimated loss on disposal of our 56.08% membership interest in AoHong Chemical.  Net loss for the first quarter of fiscal 2011 was $2.9 million, compared to net income of $0.6 million for the same period of fiscal 2010.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended December 31, 2010 and 2009.

	2010	2009

Operating expenses	$98,920	$300,587
Other income (expense)	128,423	(4,033)

Income (loss) from continuing operations before
taxes and noncontrolling interest	29,503	(304,620)

(Loss) income from discontinued operations	(31,125)	867,126
Loss on disposal of discontinued operations	(2,902,212)	-
Total (loss) income from discontinued operations	(2,933,337)	867,126
(Loss) income before income taxes and
noncontrolling interest	(2,903,834)	562,506

Provision for income taxes	-	-
Net (loss) income	(2,903,834)	562,506
Less: loss (income) attributable to noncontrolling interest	13,670	(380,841)

Net (loss) income attributable to China America Holdings, Inc.	$(2,890,164)	$181,665

Our total operating expenses decreased by $0.2 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The decrease was mainly due to reductions in independent audit fees and the stock-based compensation expense recognized in connection with our corporate management services agreement with China Direct.

Total other income was $0.1 million in the first quarter of fiscal 2011, and was mainly a function of the gain on change in fair value of the derivative liability related to our outstanding common stock purchase warrants, with no comparable amount in the first quarter of fiscal 2010.

Discontinued operations refers to the operating results of our majority-owned AoHong Chemical subsidiary, the membership interest in which we have agreed to sell, and is recorded net of income taxes.  AoHong Chemical generated a net loss of $31,000 in the first quarter of fiscal 2011, compared to net income of $0.9 million in the first quarter of 2010, as the 86% increase in revenues generated during the quarter was more than offset by a decrease in gross margin from 14.2% in the first quarter of fiscal 2010 to 3.6% in the first quarter of fiscal 2011 due to higher raw material prices, fixed manufacturing costs and utilities expense.  As a result, AoHong Chemical’s gross profit decreased by $0.8 million in the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  We also recognized a loss on the expected sale of our AoHong Chemical membership interest in the amount of $2.9 million in the first quarter of fiscal 2011.

We do not generate any revenues in the U.S. and our corporate expenses result in net loss carryforwards for U.S. tax purposes, for which we maintain a full valuation allowance and thus do not record any income tax benefit.

Net loss for the first quarter of fiscal 2011 totaled $2.9 million, compared to net income of $0.6 million for the same period in fiscal 2010.  The decrease is primarily due to the loss on sale of our interest in AoHong Chemical in fiscal 2011 and a decline in AoHong Chemical’s operating income in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

The sale of our interest in AoHong Chemical will materially impact our company until such time, if ever, that we enter into a business combination with another operating entity.  We do not have any business or operations other than through AoHong Chemical.  The sale of our interest in AoHong Chemical will result in a sale of substantially all of our assets and business operations, and while this transaction will relieve us of AoHong Chemical’s third party indebtedness and the requirement to fund AoHong Chemical’s growth and business activities, we will have no other means of generating cash to meet our ongoing expenses.  For the past fifteen months, we have financed our U.S. corporate activities through loans from China Direct, which owns approximately 30% of our outstanding common stock.  At December 31, 2010, we had promissory notes payable to China Direct totaling $0.5 million, and we owe China Direct an additional $0.4 million for professional fees China Direct has paid on our behalf and interest that has accrued on the China Direct promissory notes.  These amounts are due on various dates in October, 2011, and we currently do not have the financial resources to pay these obligations when they become due.

Upon the closing of the sale of our interest in AoHong Chemical, our $1.7 million debt to Glodenstone will be cancelled and our sole asset will be the note receivable from Glodenstone in the amount of $1.7 million that will be issued to us as part of the selling price.  This note will have a due date of December 31, 2011.  We anticipate that China Direct will extend the due dates for our obligations to them until such time as we receive the proceeds from the Glodenstone note receivable, however China Direct has not committed to such an extension and there can be no assurances that China Direct will agree to one in the future.

Notwithstanding the pending sale of our interest in AoHong Chemical, we will continue to incur costs associated with our obligations as a public company, including audit, legal and corporate filing fees which we estimate to be approximately $40,000 per year.  During the time we are a shell company we will not have any operations which generate cash to pay these expenses and there are no assurances that any of our outstanding warrants will be exercised on a cash basis, if at all.  If we do not raise funds as needed to finance our ongoing expenses, you could lose your entire investment in our company.  If we are unable to finance our working capital needs through the remainder of 2011, or if we are unable to collect on the $1.7 million note receivable from Glodenstone when it becomes due, it will raise substantial doubt about our ability to continue as a going concern.

For the first quarter of fiscal 2011, cash used in operating activities from continuing operations totaled $0.1 million, primarily as a result of a decrease in accounts payable and accrued expenses.  Cash used in operating activities from continuing operations in the first quarter of fiscal 2010 of $0.2 million was primarily the result of the loss from continuing operations of $0.3 million partially offset by $0.1 million of expenses paid in the form of common stock.

Net cash provided by financing activities from continuing operations totaled $0.1 million and $0.2 million for the first quarter of fiscal 2011 and 2010, respectively, and were the result of loans from China Direct or expenses paid by China Direct on our behalf in order to fund our U.S. corporate activities.  The $1.8 million advance we received from Glodenstone during the first quarter of fiscal 2011 was used to fund our remaining obligation to contribute capital to AoHong Chemical in connection with our 2007 acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement refers to a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

Revenue recognition

We apply Section 605-10-S99-1 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for revenue recognition. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

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

Although we have determined that was no impairment to our long-lived assets at December 31, 2010, we did record a provision for the loss on the disposal of our interest in AoHong Chemical, based on the excess of the estimated net book value of our interest in AoHong Chemical’s assets over the consideration we will receive from the sale transaction in the amount of $2.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) who also serves as  our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who also serves as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010.

Based on this evaluation, our CEO, who also served as our CFO, concluded that as of December 31, 2010 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure based on the material weakness discussed below.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

We determined that our disclosure controls and procedures were not effective as a result of our lack of controls over accounting and financial reporting.  We have historically had an inadequate number of accounting personnel with the requisite expertise in U.S. GAAP.  We have not been able to remediate this material weakness due to our limited financial resources and our plans to sell our interest in AoHong Chemical.  Solely as a result of this material weakness, our management, including our CEO who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

As a result of our plans to sell our interest in AoHong Chemical and our limited financial resources, our efforts to develop adequate controls over our accounting and financial reporting have been deferred. We plan to add additional accounting and administrative staff after we complete a business combination with an operating entity and raise the necessary capital required to secure the additional resources needed to address this material weakness.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (Removed and Reserved).

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer *
*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 CHINA AMERICA HOLDINGS, INC.

Date: February 14, 2011	By: /s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer