Form 10-Q
period 2011-03-31
CHINA AMERICA HOLDINGS, INC.
filed 2011-05-23
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  200,710,792 shares of common stock are issued and outstanding as of May 20, 2011.

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

“China Direct” refers to China Direct Industries, Inc., a Florida corporation, and its subsidiaries.  China Direct owns approximately 34% of our outstanding common stock;

“Glodenstone” refers to Glodenstone Development Limited, a British Virgin Island company;

“PRC” or “China” refers to the People’s Republic of China, and

Our fiscal year ends on September 30. We have defined various periods that are covered in this report as follows:

•	“second quarter of fiscal 2011” — January 1, 2011 through March 31, 2011.
•	“second quarter of fiscal 2010” — January 1, 2010 through March 31, 2010.
•	“fiscal 2011” — October, 1, 2010 through September 30, 2011.
•	“fiscal 2010” — October, 1, 2009 through September 30, 2010.

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,558	$8,957
Assets of discontinued operations	38,192,385	23,362,546
Total current assets	38,201,943	23,371,503

Total assets	$38,201,943	$23,371,503

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$1,780,000	$-
Notes payable-related party	554,000	494,000
Accounts payable and accrued expenses	92,586	156,086
Due to related parties	397,063	489,610
Derivative liability	53,437	189,358
Liabilities of discontinued operations	27,788,227	12,389,432
Total current liabilities	30,665,313	13,718,486

SHAREHOLDERS' EQUITY:
China America Holdings, Inc. shareholders' equity
Common stock: $.001 par value, 500,000,000 shares authorized; 192,710,792 and 176,710,792 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	192,711	176,711
Additional paid-in capital	20,566,787	20,326,787
Statutory reserves	792,352	747,493
Accumulated deficit	(20,884,101)	(17,896,144)
Accumulated other comprehensive income	736,044	551,864
Total China America Holdings, Inc. shareholders' equity	1,403,793	3,906,711
Noncontrolling interest	6,132,837	5,746,306
Total shareholders' equity	7,536,630	9,653,017
Total liabilities and equity	$38,201,943	$23,371,503

See notes to unaudited consolidated financial statements

The accompanying notes are an integral part of the unaudited financial statements.

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Eeded March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Operating expenses:
Consulting expense-related party	$34,400	$93,000	$114,400	$239,024
General and administrative	19,875	46,708	38,795	201,271
Total operating expenses	54,275	139,708	153,195	440,295

Loss from continuing operations	(54,275)	(139,708)	(153,195)	(440,295)

Other income (expenses):
Interest expense-related party	(5,267)	(3,991)	(10,537)	(8,024)
Other income	-		4,380	-
Gain on change in fair value of derivative liability	6,608		135,921	-
Total other income (expenses)	1,341	(3,991)	129,764	(8,024)
Net income (loss) from continuing operations before income taxes and noncontrolling interest	(52,934)	(143,699)	(23,431)	(448,319)

Discontinued operations:
(Loss) income from discontinued operations	565,259	(78,435)	534,134	788,691
Loss on disposal of discontinued operations	(316,997)		(3,219,209)	-
Total (loss) income from discontinued operations	248,262	(78,435)	(2,685,075)	788,691
(Loss) income before income taxes	195,328	(222,135)	(2,708,506)	340,372
Income taxes	-	-	-	-
Net (loss) income	195,328	(222,135)	(2,708,506)	340,372
Less: loss (income) attributable to noncontrolling interest	(248,262)	34,448	(234,592)	(346,393)
Net (loss) income attributable to China America Holdings, Inc.	$(52,934)	$(187,687)	$(2,943,098)	$(6,021)

Basic and diluted income (loss) per common share
Income (loss) from continuing operation	(0.00)	0.00	(0.00)	(0.00)
Income (loss) from discontinued operations	(0.00)	0.00	(0.02)	0.00
	$(0.00)	$0.00	$(0.02)	$(0.00)
Weighted common shares outstanding- basic and diluted	191,542,253	157,855,236	187,555,094	154,799,803

Amounts attributable to China America Holdings, Inc.
(Loss) income from continuing operations, net of tax	$(52,934)	$(143,699)	$(23,431)	$(448,319)
(Loss) income from discontinued operations, net of tax	(0)	(43,987)	(2,919,667)	442,298

The accompanying notes are an integral part of the unaudited financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(2,708,506)	$340,372
Loss (income) from discontinued operations	2,685,075	(788,691)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations:
Share based compensation for services received	114,400	270,024
Gain on change in fair value of derivative liabilities	(135,921)	-
Changes in assets and liabilities:
Advance from Glodenstone	1,780,000
Accounts payable and accrued expenses	(98,877)	3,348
Net cash used in continuing operations	1,636,171	(174,947)
Net cash (used in) provided by discontinued operations	(3,551,643)	(747,440)
Net cash (used in) provided by operating activities	(1,915,472)	(922,387)

Cash flows from investing activities:
Net cash used in discontinued operations	(1,203,038)	(659,542)
Net cash flows used in investing activities	(1,203,038)	(659,542)

Cash flows from financing activities:
Proceeds from related party advances	144,431	303,045
Net cash (used in) provided by discontinued operations	2,595,404	526,687
Net cash flows provided by financing activities	2,739,835	829,732

Effect of exchange rate on cash	379,276	386
Net (decrease) increase in cash	601	(751,811)
Cash - beginning of year or period	8,957	1,721,231
Cash - end of year or period	$9,558	$969,420

Supplemental disclosure of cash flow information - discontinued operations:
Cash paid for interest	$56,000	$32,775
Cash paid for income taxes	$48,000	$29,300

Supplemental disclosure of non cash investing and financing activities:
Tianjin construction to property and equipment	$-	$357,375

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Effective June 27, 2007, we entered into a membership interest exchange agreement with AoHong Chemical and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.08% of the membership interests of AoHong Chemical from that company in exchange for $3,380,000 to be invested in AoHong Chemical between September 30, 2007 and July 27, 2009.  As part of the transaction, 12,500,000 shares of our common stock valued at $1,187,500 were issued to Mr. Hu.  As of September 30, 2010 $1,780,000 remained outstanding to AoHong Chemical from this transaction, which was accounted for as an intercompany transaction.  On December 9, 2010 we borrowed $1,780,000 from Glodenstone, an unrelated third party, in order to allow us to pay the remaining portion of our obligation to contribute capital to AoHong Chemical as we negotiated the terms to sell our 56.08% interest in AoHong Chemical to Glodenstone.  On December 10, 2010 we made the required payment to AoHong Chemical.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our 56.08% membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of our $1,780,000 debt to Glodenstone and Glodenstone’s issuance to us at closing of a promissory note in the principal amount of $1,728,340.  As a result of our entering into the sale agreement, the results of operations of AoHong Chemical are reflected as discontinued operations in the accompanying statements of operations for the three and six months ended March 31, 2011 and 2010.  We also recorded a provision for the loss on the disposal of our investment in AoHong Chemical in the amount of $2.9 million (see Note 2 – AoHong Chemical Sale Transaction).

AoHong Chemical generates revenues through the sale of freon-based chemical products, which are used as refrigerants in air-conditioning, refrigerators, and automobile air conditioning systems; and in petrochemical and pharmaceutical industries in the manufacturing of vesicants, sprays, fire extinguishers, and related products.

AoHong Chemical offers two broad categories of Freon-based products:

·	Single Freon-based chemical products, which are distributed in either bulk quantities or retail packages after AoHong Chemical breaks the bulk and repackages them at its facilities;
·	Multiple Freon-based chemical products, which are custom mixed based on customers’ specifications at its facilities and sold in either bulk or retail packages.

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
March 31, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include China America Holdings, Inc. and all of its subsidiaries, including those operating outside the United States of America.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Our consolidated financial statements include the accounts of the Company and its controlled entities, including wholly-owned and majority owned subsidiaries. All significant inter-company account balances and transactions have been eliminated.  As further discussed in Note 2, the results of operations for the three and six months ended March 31, 2010 and the consolidated balance sheet as of September 30, 2010 have been presented to reflect AoHong Chemical as a discontinued operation.  In addition, certain prior year balances have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended September 30, 2010 as filed with the SEC.  The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year.

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2011.

At March 31, 2011 and September 30, 2010, our bank deposits in the United States were approximately $9,558 and $8,957, respectively.  In addition, AoHong Chemical has cash and cash equivalents on deposit in the PRC in the amount of $1.5 million and $2.1 million at March 31, 2011 and September 30, 2010, respectively, which are reflected in current assets from discontinued operations in the accompanying consolidated balance sheets.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Derivative Liability

We evaluate our convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Sections 810-10-05-4 and 815-40-25.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and the related fair value is reclassified to equity.  We perform a mark-to-market valuation on a quarterly basis using the Black-Scholes Option Pricing Model with gains and losses to be recognized in current earnings (see Note 5).

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Earnings per Common Share

Basic earnings/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of unexercised stock options and warrants. For the three and six months ended March 31, 2011 and 2010, the effect of these outstanding warrants and stock options are antidilutive.  Accordingly, basic and diluted loss per share is the same for all periods presented.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three month and six month periods ended March 31, 2011 and 2010:

	Three and six months ended March 31,
	2011	2010
Stock options issued to employees	8,500,000	8,650,000
Common stock purchase warrants	54,775,408	61,350,113
Total potentially dilutive securities	63,275,408	70,000,113

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-10-55 and are included in determining net income or loss.

Our reporting currency is the U.S. dollar. The functional currency of our Chinese subsidiaries is the Chinese dollar，or Renminbi ("RMB"). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and revenues and expenses are translated at the weighted average rates of exchange. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative adjustment and effect of exchange rate changes on cash for the six months ended March 31, 2011 was $192,237 and $379,276, respectively. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss). A summary of the conversion rates for the periods presented is as follows:

	September 30, 2010	March 31, 2011	March 31, 2010
Period end RMB: U.S. dollar exchange rate	6.6981	6.5501	6.8361
Average year-to-date RMB: U.S. dollar exchange rate		6.6103	6.8360

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
March 31, 2011

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income or loss.  Other comprehensive income or loss refers to revenue, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity.  Our other comprehensive income consists of foreign currency translation adjustments.  The following table sets forth the computation of comprehensive income for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net (loss) income	195,328	(222,135)	(2,708,506)	340,371
Foreign currency translation gain	192,237	1,579	339,210	2,042
Total comprehensive (loss) income	387,565	(220,556)	(2,369,296)	342,413
Comprehensive loss attributable to noncontrolling interests	248,262	(34,448)	234,592	346,393
Comprehensive income (loss) attributable to China America Holdings, Inc.	139,303	(186,108)	(2,603,888)	(3,980)

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.   ASU No. 2010-20 became effective for the quarter ended March 31, 2011 and there has been no material impact on our consolidated financial position, results of operations or cash flows.

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
March 31, 2011

On December 23, 2010 we entered into a Membership Interest Sale Agreement (the “Purchase Agreement”) with Glodenstone, Mr. Hu and Ms. Ye to sell our membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340.

Under the terms of the Purchase Agreement, the $3,508,340 purchase price is comprised of the following:

·	Forgiveness of the Glodenstone Note in the principal amount of $1,780,000; and
·	The delivery to us of a secured promissory note in the principal amount of $1,728,340 (the “Purchase Note”).

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

The closing of this transaction is conditioned upon the approval of our stockholders.  On May 10, 2011, we, along with Glodenstone, AoHong Chemical, Mr. Hu and Ms. Ying Ye agreed to extend the latest date for obtaining the approval of our shareholders under the Purchase Agreement from May 31, 2011 to June 15, 2011. In addition, Glodenstone agreed to extend the maturity date under the Glodenstone Note from May 31, 2011 to June 15, 2011. A special meeting of our stockholders is scheduled for June 9, 2011 at which time our stockholders will vote on the proposal to approve the Purchase Agreement.  If the proposal is approved by our stockholders at this special meeting, at such time as the transaction closes, it will constitute the sale of all or substantially all of our assets.

As a result of our entering into the Purchase Agreement, the results of operations of AoHong Chemical are reflected as discontinued operations in the accompanying statements of operations for the three and six months ended March 31, 2011 and 2010.  We also recorded a provision for the loss on the disposal of our investment in AoHong Chemical in the amount of $3.2 million.  The following table sets forth the results of the discontinued operations for the three months ended December 31, 2010 and 2009:

	Three months ended March 31,		Six months ended, March 31
	2011	2010	2011	2010

Revenues	$21,976,939	$8,555,365	$42,908,375	$19,813,954
Cost of revenues	20,758,973	7,989,220	40,938,746	17,653,475
Gross profit	1,217,966	566,145	1,969,629	2,160,479
Operating expenses	613,302	615,340	1,375,037	1,506,780
Other income	(37,242)	4,621	(47,809)	193,042
Provision for income taxes	2,163	33,861	12,649	58,050
(Loss) income from discontinued operations	565,259	(78,435)	534,134	788,691
Loss from disposal of discontinued operations	(316,997)	-	(3,219,209)	-
Total (loss) income from discontinued operations	$248,262	$(78,435)	$(2,685,075)	$788,691

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

The following table sets forth certain balance sheet information for the discontinued operations as of March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
ASSETS:
Cash	$1,510,470	$2,056,788
Restricted cash	2,717,516	3,315,935
Accounts receivable, net	8,030,676	4,838,688
Inventory	10,774,847	2,112,559
Other current assets	4,235,208	1,410,256
Total current assets	27,268,717	13,734,226

Property and equipment	8,191,524	6,989,051
Land use rights	2,728,547	2,602,256
Other assets	30,534	37,013
Total assets from discontinued operations	$38,219,322	$23,362,546

LIABILITIES:
Notes payable	$5,954,108	$8,816,072
Accounts payable and accrued expenses	15,962,380	1,062,027
Advances from customers	813,726	1,167,357
Taxes payable	969,067	1,069,686
Due to related parties	869,737	29,859
Other liabilities		244,431
Total liabilities from discontinued operations	$24,569,018	$12,389,432

NOTE 3 – RELATED PARTY TRANSACTONS

At March 31, 2011 and September 30, 2010, our related party payable to China Direct, our corporate management service provider and owner of approximately 30% of our common stock, was $442,663 and $489,610, respectively, comprised of the following:

	March 31, 2011	September 30, 2010
Interest payable	$45,914	$35,377
Professional fees	316,749	278,233
Corporate management services	34,400	176,000
	$397,063	$489,610

The interest payable of $45,914 reflects the accrued interest on the $554,000 of promissory notes due to China Direct (see Note 4 – Notes Payable – Related Party).  The professional fees represent legal, auditing, public and investor relations fees that have been paid by China Direct on our behalf.    The corporate management services are payable in shares of our common stock (See Note 5) and were issued in April, 2011.  The remaining amounts are due October 15, 2011.

AoHong Chemical has amounts due to its chief executive officer, Mr. Aihua Hu, and certain members of his family of $869,737and $29,859 at March 31, 2010 and September 30, 2010, respectively.  These amounts are reflected in liabilities of discontinued operations.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 - NOTES PAYABLE – RELATED PARTY

Notes payable – related party is comprised of an aggregate of $554,000 we borrowed from China Direct for working capital.  In August 2008, we borrowed $400,000 from China Direct under the terms of a secured promissory note. We used the proceeds to fund part of our capital contribution commitment to AoHong Chemical.

At various times during fiscal 2010 we borrowed additional amounts from China Direct for working capital purposes aggregating to $94,000.  On October 26, 2010 and January 18, 2011 we borrowed an additional of $40,000 and $20,000 from China Direct for working capital purposes.

All of the notes payable to China Direct are unsecured, accrue interest at an annual rate of 4% and are due on October 15, 2011, except for the $40,000 and $20,000 notes which originated on October 26, 2010 and January 18, 2011, which are due on October 25, 2011 and January 18, 2012, respectively.

NOTE 5 - SHAREHOLDERS' EQUITY

Common Stock Issued For Services

In August 2009 we entered into a consulting and management agreement with a China Direct subsidiary.  The agreement is for a term of 24 months from October 1, 2009 to September 30, 2011, and may be extended for an additional 12 months upon mutual agreement of the parties.  The services provided include, but are not limited to, acting as our representative in the United States, general business consulting, management of professional resources, coordination and preparation of SEC filings and other public disclosures, assistance in financial management and the implementation of internal controls, investor relations, and assisting in the implementation of acquisitions and financing transactions.  Under the term of the agreement, we agreed to issue the China Direct subsidiary a total of 64,000,000 shares of our common stock.  8,000,000 shares are payable by the end of each quarter starting October 1, 2009 and are recognized as expense at fair value using the average stock price over the period the services were performed.  This agreement also provides for the payment of discretionary awards to be paid to the consultant and/or its designees.  Upon the mutual agreement of the parties, the fees can be paid either in cash or our common stock.  In connection with this agreement and the services provided, we recorded related party consulting expense of $34,400 and $124,000 for the three months ended March 31, 2011 and 2010, respectively.

Stock Options

Stock option activity for the six months ended March 31, 2011 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at September 30, 2010	8,500,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2011	8,500,000	$0.09

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

At March 31, 2011, we had 10,450,001 warrants outstanding that were subject to the most favored nations’ provision and a related derivative liability of $53,384.  Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at March 31, 2011 were as follows:

Expected life (years)	1-1.5
Risk free rate of interest	0.30%
Volatility	224%
Dividend yield	0%

Stock warrant activity for the six months ended March 31, 2011 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at September 30, 2010	60,345,863	$0.08
Granted	-	-
Exercised	-	-
Expired	(5,570,455)	-
Balance at March 31, 2011	54,775,408	$0.08

NOTE 6 - STATUTORY RESERVES

AoHong Chemical is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital or members’ equity. For the six months ended March 31, 2011, statutory reserve activity is as follows:

Aohong
Balance - September 30, 2010	747,493
Additional to statutory reserves
Balance - March 31, 2011	$792,352

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As more fully described in Note 2, on December 23, 2010 we entered into the Purchase Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of the Glodenstone Note and Glodenstone’s issuance to us at closing the $1,728,340 Purchase Note. On May 10, 2011, we, along with Glodenstone, AoHong Chemical, Mr. Hu and Ms. Ying Ye agreed to extend the latest date for obtaining the approval of our shareholders under the Purchase Agreement from May 31, 2011 to June 15, 2011. In addition, Glodenstone agreed to extend the maturity date under the Glodenstone Note from May 31, 2011 to June 15, 2011.

The closing of this transaction is conditioned upon the approval of our stockholders.   A special meeting of our stockholders is scheduled for June 9, 2011 at which time our stockholders will vote on the proposal to approve the Purchase Agreement.

If the proposal is approved by our stockholders at this special meeting, the Purchase Agreement will close on June 10, 2011..  However, if the closing of the Purchase Agreement does not occur by June 15, 2011, the Purchase Agreement automatically terminates.  In that event, the amounts due under the Glodenstone Note remain outstanding and we would be required to transfer our membership interest in AoHong Chemical to Glodenstone in full satisfaction of the Glodenstone Note.

NOTE 8 – SUBSEQUENT EVENT

On April 15, 2011 we issued 8,000,000 shares of our common stock, valued at $80,000, to China Direct Investments, Inc. as share based compensation for services it provided to us in the second quarter of fiscal 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the financial statements and Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended September 30, 2010.  As our fiscal year ends on September 30, we have defined various that are covered in this report as follows:

•	“second quarter of fiscal 2011” — January 1, 2011 through March 31, 2011.
•	“second quarter of fiscal 2010” — January 1, 2010 through March 31, 2010.
•	“fiscal 2011” — October, 1, 2010 through September 30, 2011.
•	“fiscal 2010” — October, 1, 2009 through September 30, 2010.

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

On December 9, 2010 Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”), advanced to us $1,780,000 in order to allow us to fulfill the remaining portion of our obligation to contribute capital to AoHong Chemical in connection with our negotiating the terms of an agreement to sell our 56.08% interest in AoHong Chemical to Glodenstone.  On December 10, 2010 we used the funds advanced to us from Glodenstone to satisfy the remaining balance of our obligation to AoHong Chemical under the terms of the Membership Interest Purchase Agreement dated June 27, 2007 pursuant to which we acquired a 56.08% interest in AoHong Chemical.  AoHong Chemical was required to demonstrate to the PRC government that the remaining capital contribution due from us had been invested in AoHong Chemical, and while we had been attempting to raise this capital through other means, we were unsuccessful.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with (the “Purchase Agreement”) Glodenstone, Mr. Aihua Hu and Ying Ye, to sell our 56.08% membership interest in AoHong Chemical to Glodenstone for $3,508,340.  The purchase price is payable by cancellation of the $1,780,000 debt we owe Glodenstone and a $1,728,340 promissory note Glodenstone will issue to us at closing.  Completion of this transaction is subject to stockholder approval.  On May 10, 2011, we, along with Glodenstone, AoHong Chemical, Mr. Hu and Ms. Ying Ye agreed to extend the latest date for obtaining the approval of our shareholders under the Purchase Agreement from May 31, 2011 to June 15, 2011. In addition, Glodenstone agreed to extend the maturity date under the note due Glodenstone from May 31, 2011 to June 15, 2011

Our board of directors determined that it was in our best interests to sell our interest in AoHong Chemical because of the continued difficulties we experienced in securing not only the funds necessary to satisfy our remaining capital contribution obligations to AoHong Chemical, but the additional capital necessary to properly finance its operations.  The sale of our interest in AoHong Chemical will constitute a sale of all or substantially all of our assets and all of our business operations, including the revenues and expenses associated with the operation of AoHong Chemical.  We are currently seeking a business combination with an operating entity which, while wishing to avail itself of the benefits of being a U.S. public company, does not require the immediate level of capital that AoHong Chemical requires.  Consequently, if we do not acquire another business prior to completion of the sale, we will be treated as a shell corporation under Federal securities laws.  We have not identified any potential acquisition candidates and there are no assurances that we will be able to affect such a transaction in future periods.

A special meeting of our stockholders is scheduled for June 9, 2011 at which time our stockholders will vote on the proposal to approve the Purchase Agreement.  If the proposal is approved by our stockholders at this special meeting, we anticipate that the Purchase Agreement will close on June 10, 2011 However, if the closing of the Purchase Agreement does not occur by June 15, 2011, the Purchase Agreement automatically terminates.  In that event, the amounts due under our indebtedness to Glodenstone will become immediately due and payable and we would be required to transfer our membership interest in AoHong Chemical to Glodenstone in full satisfaction of this indebtedness.

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

Our Performance

Our continuing operations do not generate any revenues.  For the second quarter of fiscal 2011, our net loss from continuing operations amounted to $0.05 million, a decrease of $0.09 million, or 61.2%, compared with $0.14 million in the same period of fiscal 2010. Net loss from continued operations for the second quarter of fiscal 2011 was mainly due to general and administrative expenses related to audit fees, legal fees and SEC filing related consulting fees. Our income from discontinued operations for the second quarter of fiscal 2011 was $0.25 million, compared with a loss of $0.08 million in the same period of fiscal 2010. Our income from discontinued operations was due to an income from discontinued operations in the amount of $0.57 million, partially offset by a loss of $0.32 million on disposal of discontinued operations we recognized in the second quarter of fiscal 2011.

For the six months ended March 31, 2011, our net loss from continuing operations was $0.02 million, a decrease of $0.42 million, or 94.8%, compared to a loss from continuing operations of $0.45 million for the same period in fiscal 2010.  Loss from continuing operations in the six months ended March 31, 2011 was primarily driven by $0.15 million in general and administrative expenses, including $0.11 million in share based compensation of consulting services that China Direct, a related party, provided to us. The expenses were partially offset by a gain on the change in fair value of our derivative liability in the amount of $0.14 million.  Our loss from discontinued operations was $2.69 million in the six months ended March 31, 2011 and was mainly the result of our recognition of the estimated loss on disposal of our 56.08% membership interest in AoHong Chemical.  Net loss for the six months ended March 31, 2011was $2.71 million, compared to net income of $0.34 million for the same period of fiscal 2010.

RESULTS OF OPERATIONS

The following table provides selected financial data for the three and six months ended March 31, 2011 and 2010.

	Three months ended March 31		Six months ended March 31,
	2011	2010	2011	2010
Operating expenses	$54,275	139,708	$153,195	440,295
Other income (expense)	1,341	(3,991)	129,764	(8,024)
Income (loss) from continuing operations before income taxes and non-controlling interest	(52,934)	(143,699)	(23,431)	(448,319)
(Loss) income from discontinued operations	565,259	(78,435)	534,134	788,691
Loss on disposal of discontinued operations	(316,997)	-	(3,219,209)	-
Total (loss) income from discontinued operations	248,262	(78,435)	(2,685,075)	788,691
Net (loss) income	195,328	(222,135)	(2,708,506)	340,371
Less: loss (income) attributable to noncontrolling interest	(248,262)	34,448	(234,592)	(346,393)
Net (loss) income attributable to China America Holdings, Inc.	(52,934)	(187,687)	(2,943,098)	(6,021)

For the second quarter of fiscal 2011, our total operating expenses decreased 61.2% to $0.05 million compared with$0.14 million for the same periods in fiscal 2010, mainly due to reductions in independent audit fees and the stock-based compensation expense recognized in connection with our corporate management services agreement with China Direct. Likewise, for the six months ended March 31, 2011, our total operating expense decreased by $0.29 million compared with $0.44 million for the same period in fiscal 2010

Total other income was $1,341 and $0.13 million in the second quarter of fiscal 2011 and the six months ended March 31, 2011, respectively. Other income was mainly a function of the gain on change in fair value of the derivative liability related to our outstanding common stock purchase warrants, with no comparable amounts in the comparable periods of fiscal 2010.

Discontinued operations refers to the operating results of our majority-owned AoHong Chemical subsidiary (“AoHong”), the membership interest in which we have agreed to sell, and is recorded net of income taxes.  For the second quarter of fiscal 2011, AoHong generated $21.98 million of revenues, an increase of $13.42 million, or 157%, compared with the same period in fiscal 2010, as the result of an increase of 37.5% in sales volume (in metric tons) coupled with an increase of 86.9% in unit price. Cost of goods sold totaled $20.76 million, an increase of $12.77 million, or 160%, compared with the same period in fiscal 2010, which more than offset the increase in revenues and resulted in a gross profit margin of 6% for the second quarter of fiscal 2011, compared with 7% in the same period of fiscal 2010. Operating expenses for the second quarter of fiscal 2011 largely remained unchanged at $0.61 million, AoHong’s operations resulted in a net income of $0.56 million in the second quarter of fiscal 2011, compared to a net loss of $0.08 million in the second quarter of fiscal 2010. We also recognized a loss on the expected sale of our AoHong Chemical membership interest in the amount of $0.32 million in the second quarter of fiscal 2011.

For the six months ended March 31, 2011, AoHong’s revenues amounted to $42.91 million, an increase of $23.09 million, or 117%, compared with the same period in fiscal 2010, reflecting an increase of 12.2% in sales volume (in metric tons) and an increase of 93.8% in unit price. Cost of goods sold was $40.94 million for the six months ended March 31, 2011, an increase of $23.29 million, which more than offset the increase in revenues and resulted in a gross margin of 4.6% for the six months ended March 31, 2011, compared with 10.9% in the same period of fiscal 2010. Operating expenses totaled $1.38 million for the six months ended March 31, 2011, compared with $1.51 million in the same period of fiscal 2010. As a result, AoHong reported a net income of $0.53 million, compared with $0.79 million in the same period of fiscal 2010., For the six months ended March 31, 2011, we recognized a loss of $3.22 million on the expected sale of our AoHong Chemical membership interest.

We do not generate any revenues in the U.S. and our corporate expenses result in net loss carryforwards for U.S. tax purposes, for which we maintain a full valuation allowance and thus do not record any income tax benefit.

Net income for the second quarter of fiscal 2011 totaled $0.19 million, compared to net loss of $0.22 million for the same period in fiscal 2010.  The improved bottom line was primarily due to better performance of our discontinued operations partially offset by our recognition of a loss on the expected sale of our AoHong Chemical membership interest. For the six months ended March 31, 2011, net loss was $2.71 million, compared with net income of $0.34 million in the same period in fiscal 2010, a decrease resulted from our recognition of a loss of $3.22 million on expected sale of AoHong subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The sale of our interest in AoHong Chemical will materially impact our company until such time, if ever, that we enter into a business combination with another operating entity.  We do not have any business or operations other than through AoHong Chemical.  The sale of our interest in AoHong Chemical will result in the sale of substantially all of our assets and business operations, and while this transaction will relieve us of AoHong Chemical’s third party indebtedness and the requirement to fund AoHong Chemical’s growth and business activities, we will have no other means of generating cash to meet our ongoing expenses.  We do not have sufficient cash to pay our operating expenses.  For the past eighteen months, we have financed our U.S. corporate activities through loans from China Direct, which owns approximately 34% of our outstanding common stock.  At March 31, 2011, we had promissory notes payable to China Direct totaling $0.6 million, and we owe China Direct an additional $0.4 million for professional fees China Direct has paid on our behalf and interest that has accrued on the China Direct promissory notes.  These amounts are due on various dates prior to January 2012, and we currently do not have the financial resources to pay these obligations when they become due.

Upon the closing of the sale of our interest in AoHong Chemical, our $1.8 million debt to Glodenstone will be cancelled and our sole asset will be the note receivable from Glodenstone in the amount of $1.7 million that will be issued to us as part of the selling price.  This note will have a due date of December 31, 2011.  We anticipate that China Direct will extend the due dates for our obligations to them until such time as we receive the proceeds from the Glodenstone note receivable, however China Direct has not committed to such an extension and there can be no assurances that China Direct will agree to one in the future.

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

For the six months ended March 31, 2011, cash provided by operating activities from continuing operations totaled $1.64 million, primarily as a result of the advance from Glodenstone to purchase our membership interest in AoHong Chemical. Cash used in operating activities from continuing operations in the first six months of fiscal 2010 of $0.17 million was primarily the result of the loss from continuing operations of $0.45 million partially offset by $0.27 million of expenses paid in the form of common stock.

Net cash provided by financing activities from continuing operations totaled $0.14 million and $0.3 million for the first six months of fiscal 2011 and 2010, respectively, and were the result of loans from China Direct or expenses paid by China Direct on our behalf in order to fund our U.S. corporate activities.

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

Although we have determined that was no impairment to our long-lived assets at December 31, 2010, we did record a provision for the loss on the disposal of our interest in AoHong Chemical, based on the excess of the estimated net book value of our interest in AoHong Chemical’s assets over the consideration we will receive from the sale transaction in the amount of $3.22 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) who also serves as  our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who also serves as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011.

Based on this evaluation, our CEO, who also served as our CFO, concluded that as of March 31, 2011 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure based on the material weakness discussed below.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

We determined that our disclosure controls and procedures were not effective as a result of our lack of controls over accounting and financial reporting.  We have historically had an inadequate number of accounting personnel with the requisite expertise in U.S. GAAP.  We have not been able to remediate this material weakness due to our limited financial resources and our plans to sell our interest in AoHong Chemical.  Solely as a result of this material weakness, our management, including our CEO who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

 CHINA AMERICA HOLDINGS, INC.

Date: May 23, 2011	By: /s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer