Form 10-Q
period 2011-06-30
CHINA AMERICA HOLDINGS, INC.
filed 2011-08-15
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 000-53874

CHINA AMERICA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	82-0326560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

LvBiao Industrial Park, Longdu Street, Zhucheng City, Shangdong Province China	262200
(Address of principal executive offices)	(Zip Code)

 86-21-59974046
(Registrant's telephone number, including area code)

333 E. Huhua Road, Huating Economic & Development Area, Jiading District, Shanghai, China
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  436,724,592 shares of common stock are issued and outstanding as of August 12, 2011.

i

PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$6,356,969	$4,851,436
Notes receivable	1,728,340	-
Loan receivable	3,094,538	3,085,393
Accounts receivable, net of allowance for doubtful accounts	322,486	455,004
Inventories	2,694,617	2,550,636
Prepaid expenses and other current assets	33,058	56,854
Total Current Assets	14,230,008	10,999,323

Restricted cash	-	544,481
Property, plant and equipment, net	16,170,893	10,536,945
Intangible assets, net	2,786,615	2,760,746
Other long term assets, net	148,788	172,864
Total Assets	$33,336,304	$25,014,359

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable-short term	$8,587,343	$8,091,594
Notes payable	-	544,481
Notes payable - related party	1,054,000	-
Accounts payable and accrued expenses	1,864,849	1,480,395
Advance from customers	151,707	255,448
Due to related party	401,419	-
Dividend payable	1,547,269	-
Taxes payable	649,687	357,874
Derivative liability	145,402	-
Other payables	4,125,937	753,002
Total Current Liabilities	18,527,613	11,482,794

LONG-TERM LIABILITIES:
Loans payable-long term	232,091	226,867
Total Liabilities	18,759,704	11,709,661

SHAREHOLDERS' EQUITY:
Common stock ($0.001 par value, 500,000,000 shares authorized; 436,724,592 shares and 236,013,800 shares outstanding at June 30, 2011 and December 31, 2010, respectively.)	436,725	236,014
Additional paid-in capital	6,882,479	7,058,783
Retained earnings	6,472,061	5,540,770
Other comprehensive income	785,335	469,131
Total Shareholders' Equity	14,576,600	13,304,698
Total Liabilities and Shareholders' Equity	$33,336,304	$25,014,359

The accompanying notes are an integral part of these unaudited financial statements.

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Eeded June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$9,864,590	$8,462,494	$17,348,207	$14,225,626
Cost of sales	6,377,882	5,354,124	11,221,586	8,997,150
Gross profit	3,486,708	3,108,370	6,126,621	5,228,476

Operating expenses:
Selling expenses	45,197	38,808	94,453	64,673
General and administrative	568,090	384,448	1,041,774	760,987
Total operating expenses	613,287	423,256	1,136,227	825,660

Operating income	2,873,421	2,685,114	4,990,394	4,402,816

Other income (expenses):
Other income (expenses)	(47,653)	(675)	(47,691)	(675)
Interest income	101,068	6,260	199,660	10,456
Interest expense	(142,385)	(103,656)	(270,126)	(168,905)
Total other expenses	(88,970)	(98,071)	(118,157)	(159,124)

Income before income taxes	2,784,451	2,587,043	4,872,237	4,243,692

Income taxes	524,240	474,455	877,418	769,435

Net income	2,260,211	2,112,588	3,994,819	3,474,257

Foreign currency translation gain	664,243	47,436	316,204	85,397

Comprehensive income	$2,924,454	$2,160,024	$4,311,023	$3,559,654

Basic and diluted income per common share	$0.01	$0.01	$0.02	$0.01

Weighted common shares outstanding- basic and diluted	236,013,800	236,013,800	236,013,800	236,013,800

The accompanying notes are an integral part of these unaudited financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011

	China America Holdings, Inc. Shareholders
					Accumulated
	Common Stock, $.001 Par Value		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Comprehensive	Total
	Shares	Amount	Capital	Earning	Income	Income	Equity
Balance, December 31, 2010	236,013,800	$236,014	$7,058,783	$5,540,770	$469,131		$13,304,698
Common stock issued for reverse acquisition of the shell company	200,710,792	200,711					200,711
Adjustment for reverse merger of the shell company			(176,304)				(176,304)
Dividends declared				(3,063,528)			(3,063,528)
Comprehensive loss:							-
Appropriation of statutory reserves	-	-	-		-	-	-
Net income for the period	-	-	-	3,994,819	-	3,994,819	931,291
Other comprehensive income, net of tax:							-
Foreign currency translation adjustment	-	-	-	-	316,204	316,204	316,204
Other comprehensive income							-
Comprehensive income	-	-	-	-	-	4,311,023
Balance, June 30, 2011 (unaudited)	436,724,592	$436,725	$6,882,479	$6,472,061	$785,335		$14,576,600

The accompanying notes are an integral part of these unaudited financial statements.

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,994,819	$3,474,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	510,827	465,438
Amortization of intangible assets	37,296	26,598
Amortization of other long term assets	27,761	17,797
Changes in assets and liabilities:
Accounts receivable	141,493	(268,712)
Prepaid expenses and other current assets	86,082	47,448
Inventories	(84,360)	(917,609)
Accounts payable and accrued expenses	(24,017)	(429,768)
Other payables	630,510	500,408
Taxes payable	280,595	175,376
Advance from customers	(108,470)	(139,418)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,492,536	2,951,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,887,283)	(8,256)
NET CASH USED IN INVESTING ACTIVITIES	(2,887,283)	(8,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans payable	306,204	2,787,068
Proceeds from (repayment of) notes payable	(551,167)	-
Decrease (increase) in restricted cash	551,167	-
Dividends paid	(1,532,510)	(4,401,955)
NET CASH USED IN FINANCING ACTIVITIES	(1,226,306)	(1,614,887)

EFFECT OF EXCHANGE RATE ON CASH	126,586	44,951

NET (DECREASE) INCREASE IN CASH	1,505,533	1,373,623

CASH - beginning of period	4,851,436	5,496,671

CASH - end of period	$6,356,969	$6,870,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$672,236	$625,267
Cash paid for interest	$270,126	$168,905
Non-cash financing activity - Shares issued for reverse acquisition	$200,711	$-
Non-cash financing activity - Convertible notes issued for reverse acquisition	$25,815,138	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND OPERATION

China America Holdings, Inc. (the “Company”, “we,” “us,” or “ours,”) is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, our core business was the design, development, manufacture and sale of fingerprint-based identification products and systems that verify a person's identity. We had also licensed certain patented technology designed to detect chemical vapors and unexploded ordnance including bombs, grenades, shells, rockets, and other explosive devices.

Effective June 27, 2007, we entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability (“AoHong Chemical”), and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.08% of the membership interests of AoHong Chemical from that company in exchange for $3,380,000 to be invested in AoHong Chemical between September 30, 2007 and July 27, 2009.  As part of the transaction, 12,500,000 shares of our common stock valued at $1,187,500 were issued to Mr. Hu.  As of September 30, 2010 $1,780,000 remained outstanding to AoHong Chemical from this transaction, which was accounted for as an intercompany transaction.  On December 9, 2010 we borrowed $1,780,000 from Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”), an unrelated third party, in order to allow us to pay the remaining portion of our obligation to contribute capital to AoHong Chemical as we negotiated the terms to sell our interest in AoHong Chemical to Glodenstone.  On December 10, 2010 we made the required payment to AoHong Chemical.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our 56.08% membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of our $1,780,000 debt to Glodenstone and Glodenstone’s issuance to us at closing of a promissory note in the principal amount of $1,728,340.  On June 9, 2011, the shareholders of the Company approved the sale of our 56.08% interest in AoHong Chemical. We recorded a provision for the loss on the disposal of our investment in AoHong Chemical in the amount of $3.5 million.

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange”) to acquire all of the issued and outstanding capital stock of China Ziyang Technology Co., Limited, a Hong Kong company (“China Ziyang Technology”). China Ziyang Technology acquired 100% of the capital stock of Ziyang Ceramic Company Limited, a Chinese company (“Ziyang Ceramics”) on June 29, 2011 in exchange to pay the former shareholders of Ziyang Ceramics RMB 50,000,00 (approximately $7,632,000). Ziyang Ceramics is a manufacturer and distributer of porcelain tiles used for residential and commercial flooring in the PRC. Under the terms of the Share Exchange, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”), representing approximately 54.0% of our issued and outstanding shares, and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and will automatically convert into 7,369,966 shares of our common stock, after giving effect to a proposed 400 for 1 reverse stock split of our common stock (the “Post-Reverse Split Shares”), for 100% of the outstanding shares of China Ziyang Technology. Because we did not have a sufficient number of authorized shares at the time the transaction was completed to issue the full amount of shares required for the acquisition of China Ziyang Technology, we issued the convertible note which automatically converts into the Post Reverse Split Shares once the aforementioned reverse stock split becomes effective. The Pre-Reverse Split and Post-Reverse Split Shares, when issued, will represent approximately 79.6% of our issued and outstanding common stock. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries.  The transaction was accounted for as a reverse merger and recapitalization of China Ziyang Technology whereby China Ziyang Technology is considered the acquirer for accounting purposes. Effective as of June 30, 2011, our Board of Directors elected to change our fiscal year from September 30, to December 31, consistent with the fiscal year end of Ziyang Ceramics.

Our business is now conducted through our Ziyang Ceramics subsidiary, which manufactures and distributes porcelain tiles used for interior residential and commercial flooring. Ziyang Ceramics was established in January 2006.

On June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. and its affiliate (“China Direct”), substantial shareholders of our company, whereby China Direct agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets.   As compensation for China Direct’s services that were completed on June 30, 2011, we issued China Direct a convertible promissory note in the principal amount of $11,075,206 (the “Convertible Note”) and agreed to pay China Direct $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone Development Limited.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying financial statements as of and for the three months and six months periods ending June 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the period presented.  Interim results are not necessarily indicative of the results for the full year.

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”).  In accordance with Section 830-20-35 Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“$”) was made at the following exchange rates for the respective periods:

As of December 31, 2010	RMB 6.6118 to $1.00
As of June 30, 2011	RMB 6.4630 to $1.00

Six months ended June 30, 2011	RMB 6.5316 to $1.00
Six months ended June 30, 2010	RMB 6.8172 to $1.00

Three months ended June 30, 2011	RMB 6.4924 to $1.00
Three months ended June 30, 2010	RMB 6.8151 to $1.00

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment, the allowance for doubtful accounts and the fair value of embedded derivatives related to the outstanding warrants to purchase our common stock.  Actual results could differ from those estimates.

Cash and equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents.

Research and Development

The Company engages in new product development and improvement both through its internal research and development staff and in partnership with industry consultants from time to time. The Company is currently developing natural stone powder tiles, glazed and crystallized tiles, ultra-thin tiles, permeable pavement tiles and sanitary ware products. The Company expects to release a natural stone powder line of tiles in the second half of 2011. For the six months ended June 30, 2011 and 2010, the Company has recorded $22,965 and $0 of research and development expense, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expense, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2011 and December 31, 2010, bad debt allowance balances were zero. There is no bad debt expense during the six months ended June 30, 2011 and 2010.

Inventories

The Company values inventories, consisting of raw materials, supplementary materials, packaging materials and finished goods, at the lower of cost or market. Cost is determined on the weighted average cost method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on the current selling price. The cost of raw materials which we mine consists of direct mining cost and cost related to shipment to our warehouse.

Prepaid expenses and other assets

Prepaid expenses and other assets consist of (i) advance to suppliers for merchandise that had not yet been shipped, and (ii) other receivables.

Property, Plant and equipment

Property, plant and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized. Maintenance and repairs are expensed as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.  Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. Certain property, plant and equipment is pledged as collateral to secure loans to commercial banks.

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

Impairment of long-lived assets

The Company’s long-lived assets, which include property, plant and equipment and land use rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined there were no impairments of long-lived assets as of December 31, 2010 and June 30, 2011.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Advance from customers

Advance from customers represent prepayments to us for merchandise that had not yet been shipped to customers.

Fair value of financial instruments

The Company adopted ASC Topic 820, “Fair Value Measurements”, for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104 for revenue recognition.  Revenue is recognized when earned and is reported net of refunds.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since 2008, the statutory income tax rate for all businesses in China has been 25%, although certain special tax treatment is granted by the tax authority. According to the tax special treatment policy to encourage more efficient utilization of natural resources established by the State Administration of Taxation of PRC in its 2009 Correspondence No. 185, and approved by the Administration of Taxation of Zhucheng City in Shangdong Province, where the Company’s operations are located, 10% of the Company’s income from sales of finished goods is exempt from income tax.

Valued added tax

Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation in the PRC has granted the Company VAT tax exemption on sales of finished goods.  The tax exemption is subject to review and approval of the tax authority on an annual basis.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Recently issued accounting pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  There was no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets.  This guidance was effective on January 1, 2010.   The Company adopted this guidance and it did not have an effect on the accompanying financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

In January 2010, the FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.”  This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The application of the requirements of this guidance had no effect on the accompanying financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its financial statements.

NOTE 3 – INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$743,862	$953,737
Supplementary materials	345,900	91,036
Packing materials	24,421	37,662
Finished goods	1,606,620	1,483,168
	2,720,803	2,565,603
Less: reserve for obsolete inventory	(26,186)	(14,967)
	$2,694,617	$2,550,636

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010

Advance to supplier	$22,608	$9,075
Other receivable	10,450	47,779
	$33,058	$56,854

NOTE 5 – LOAN RECEIVABLE

On October 29, 2010, Ziyang loaned  Zhucheng Public Hospital, an unrelated third party, RMB 20,000,000 (approximately $3,094,538). This loan bears interest at the rate of 1% per month and is secured by its land use right, property and fixed assets. The interest is due every six months and the principal is due on October 28, 2011.

NOTE 6 – NOTES RECEIVABLE

On June 9, 2011, the shareholders of the Company approved the sale of its 56.08% interest in its former subsidiary, AoHong Chemical, to Glodenstone. Following the June 9, 2011 shareholders’ meeting, the Company completed the sale of its 56.08% interest in AoHong to Glodenstone for $3,508,340 payable by Glodenstone’s forgiveness of the $1,780,000 debt the Company owed Glodenstone and the delivery to the Company of Glodenstone’s promissory note in the principal amount of $1,728,340. The promissory note bears interest at an annual rate of 5%, is due December 31, 2011 and is secured by Glodenstone’s 56.08% ownership interest in AoHong.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	Estimated Life	June 30, 2011	December 31, 2010

Plant and Buildings	10-25 Years	$6,230,001	$6,040,337
Auto	5 Years	347,788	339,961
Machinery and Equipment	5 -10 Years	7,759,577	7,475,506
Construction in Progress		5,745,047
		20,082,413	13,855,804
Less: Accumulated Depreciation		(3,911,520)	(3,318,859)
		$16,170,893	$10,536,945

As of June 30, 2011 and December 31, 2010, the net book value of property, plant and equipment pledged as collateral for bank loans was $2,627,010, and $2,738,019, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets include land use rights acquired by Ziyang Ceramics in November 2005 for RMB 7,279,510 (approximately $1,126,335) for a a parcel of land covering 1.8 million square feet located in Lvbiao village pursuant to an agreement with the villagers committee. Under the terms of the agreement, Ziyang Ceramics has rights to use this parcel of land until November 30, 2035 and amortizes its cost for these land use rights over the contract period beginning on December 1, 2005.

On November 1, 2010, Ziyang Ceramics signed a contract with the Zhucheng City Zupan Villager committee for the land use rights for a parcel of land covering an area of 1,462,457 square feet located in Zhucheng City, Huanghua Town, China. Under the terms of the contract, Ziyang Ceramics paid RMB 12,228,000 ($1,859,000) for these rights which expire on October 31, 2060.

At June 30, 2011 and December 31, 2010, intangible assets are as follows:

	Useful Life	June 30, 2011	December 31, 2010

Land use right - Lvbiao	30 Years	$1,126,335	$1,100,988
Land use right - Huanghua	50 Years	1,892,001	1,849,421
		3,018,336	2,950,408
Less: Accumulated Amortization		(231,721)	(189,662)
		$2,786,615	$2,760,746

NOTE 9 – OTHER LONG TERM ASSETS

Other long term assets consists of mining rights that cover five mining areas all located in Zhucheng City of Shandong Province in China. We have obtained the right to mine these areas under the terms of mining right permits that permit us to extract specified quantities of white clay deposits on these properties. The Company uses the extracted material as raw materials in the production of ceramic tiles it manufactures and sells. These mining right permits cover a period of 4 to 6 years which we treat as the useful life, with expiration dates varying from January 2013 to October 2014, provide for an aggregate area of 28,960 square meters with a total capacity to supply 132,000 cubic meters of carclazyte annually. The Company amortizes its mining rights on a straight-line basis over the useful life of each individual mining right permit.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Other long term assets consist of the following mining right permits:

	Useful life	June 30, 2011	December 31, 2010

Wa Dian Shi Jia Lake Quarry	6 Years	$59,724	$58,380
Zhu Pan San Village Clay Quarry	6 Years	89,742	87,723
Wei Jin Zi Clay Quarry	5 Years	63,438	62,010
Meng Family Zhuang Zi Village Clay Quarry	5 Years	52,917	51,726
Pan Family Village Quarry	4 Years	31,719	31,005
		297,540	290,844
Less: Accumulated Amortization		(148,752)	(117,980)
		$148,788	$172,864

NOTE 10 – RESTRICTED CASH

Restricted cash is the bank deposit required by the bank to guarantee the Company’s bank acceptance bills (see Note 12 - Notes Payable).

NOTE 11 – LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2011	December 31, 2010

To Shandong Zhucheng Rural Cooperation ("SZRC") Bank, due on July 18, 2011.Interest payable monthly at an annual rate of 6.31%. Pledged by property, plant and equipment.	$1,469,906	$-
To SZRC Bank, due on December 9, 2011. Interest payable monthly at an annual rate of 7.572%. Pledged by property, plant and equipment and guaranteed by a third party: Zhucheng Hongguang Electric Power Padding Co., Ltd.	1,237,815	-
To Mingsheng Bank of china Weifang branch, due on September 15, 2011. Interest payable monthly at an annual rate of 6.372%. Guaranteed by third parties: Shandong Jiashibo Food Co., Ltd. and Zhucheng Chunguang Electron Co. Ltd.	1,237,815	-
To Shengzhen development bank Chenyang Branch, due on March 23, 2012. Interest payable monthly at an annual rate of 6.363%. Guaranteed by a third party: Zhucheng Chunguang Electron Co., Ltd.	1,392,542	-
To Agriculture Bank of China Zhucheng Branch, due on March 9, 2012. Interest payable monthly at an annual rate of 6.941%. Guaranteed by a third party: Zhucheng Ruiyusheng Wool Textile Co., Ltd.	1,547,270	-
To Bank of Weifang, due on May 26, 2012. Interest payable monthly at an annual rate of 8.834%. Guaranteed by a third party Zhucheng Guoxin Plastics Co., Ltd.	1,083,088	-
To SZRC Bank, due on November 1, 2011. Interest payable monthly at an annual rate of 6.31%. Pledged by property, plant and equipment.	618,908	-
To SZRC Bank, due on November 10, 2012. Interest payable monthly at an annual rate of 6.31%. Guaranteed by related parties: Linbo Chi, president of the Company and Ping Wang, Chief Financial Officer of the Company; and third parties: Shandong Hongguang Electric Power Padding Co., Ltd. and Zhucheng Car Repair Co., Ltd.	232,090	-

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

To SZRC Bank, due on November 1, 2011. Interest payable monthly at an annual rate of 5.4%. Pledged by property, plant and equipment.	-	604,979
To SZRC Bank, due on November 10, 2012. Interest payable monthly at an annual rate of 5.4%. Guaranteed by related parties: Linbo Chi, president of the Company and Ping Wang, Chief Financial Officer of the Company; and third parties: Shandong Hongguang Electric Power Padding Co., Ltd. and Zhucheng Car Repair Co., Ltd.	-	226,867
To Shengzhen development bank Chenyang Branch, due on March 11, 2011. Interest payable monthly at an annual rate of 5.841%. Guaranteed by a third party: Zhucheng Chunguang Electron Co., Ltd.	-	1,361,203
To Agriculture Bank of China Zhucheng Branch, due on March 18, 2011. Interest payable monthly at an annual rate of 5.31%. Guaranteed by a third party:Zhucheng Ruiyusheng Wool Textile Co., Ltd.	-	1,512,447
To SZRC Bank, due on December 9, 2011. Interest payable monthly at an annual rate of 7.228%. Pledged by property, plant and equipment and guaranteed by a third party: Zhucheng Hongguang Electric Power Padding Co., Ltd.	-	1,209,958
To SZRC Bank, due on July 18, 2011.Interest payable monthly at an annual rate of 5.31%. Pledged by property, plant and equipment..	-	1,436,825
To Weifang Bank Zhucheng Branch, due on February 20, 2011. Interest payable monthly at an annual rate of 7.965%. Guaranteed by a third party: Zhucheng Guoxing Rubber Co., Ltd.	-	756,224
To Mingsheng Bank of china Weifang branch, due on September 15, 2011. Interest payable monthly at an annual rate of 6.372%. Guaranteed by a third party: Shandong Jiashibo Food Co., Ltd. and Zhucheng Chunguang Electron Co. Ltd.	-	1,209,958
Total	8,819,434	8,318,461
Less: current portion	(8,587,343)	(8,091,594)
Long-Term portion of Loans payable	$232,091	$226,867

NOTE 12 – NOTES PAYABLE

The Company’s notes payable consists of bank acceptance bills. Bank acceptance bills are financial instruments provided by banks.  The Company can apply for them when it lacks sufficient funds to pay its debts.  Upon the bank’s approval, it will issue the bank acceptance bills to the creditors of the Company.  The payment of the bills is guaranteed by the bank and the period is less than six months. The company has to pay the amount when due.  The creditor, in turn, can discount the bank acceptance bill in a bank or endorse it to their creditors.  Generally, banks require the Company to provide a guarantee with its bank deposit, at an amount determined by the bank. See Note 10 – Restricted Cash.

Notes payable consists of the following on June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Bank acceptance bills, non-interest bearing. Secured by restricted cash of $0 and $544,481 at June 30, 2011 and December 31, 2010, payable on demand.	$-	$544,481
	$-	$544,481

NOTE 13 – NOTES PAYABLE – RELATED PARTY

In August of 2008, we borrowed $400,000 from China Direct under the terms of a promissory note. We used the proceeds to fund part of our capital contribution commitment to AoHong Chemical.

At various times during fiscal 2010 we borrowed additional amounts from China Direct for working capital purposes aggregating to $134,000.  On January 18, 2011 we borrowed an additional $20,000 from China Direct for working capital purposes.

All of the notes payable to China Direct are unsecured, accrue interest at an annual rate of 4% and are due on October 15, 2011, except for the $40,000 and $20,000 notes which originated on October 26, 2010 and January 18, 2011, which are due on October 25, 2011 and January 18, 2012, respectively.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Included in Notes Payable – Related Party is our obligation to pay China Direct $500,000 as compensation for certain consulting services China Direct provided to us that were completed on June 30, 2011 as discussed in Note 1. We agreed to pay the $500,000 when we receive the proceeds under a note receivable discussed in Note 6.

NOTE 14 – DUE TO RELATED PARTY

At June 30, 2011 and December 31, 2010, our related party payable to China Direct, our corporate management service provider and owner of approximately 13% of our common stock, was $401,419 and $0, respectively, comprised of the following:

	June 30, 2011	December 31, 2010
Interest payable	$51,594	$-
Professional fees	349,825	-
	$401,419	$-

The interest payable of $51,594 reflects the accrued interest on the $554,000 of promissory notes due to China Direct (see Note 13 – Notes Payable – Related Party).  The professional fees represent legal, auditing, public and investor relations fees that have been paid by China Direct on our behalf.

NOTE 15 – OTHER PAYABLE

Other payable primarily consists of payable related to our construction in progress not paid to the construction services and goods providers and payable to social security funds in accordance with the Chinese laws and regulations.

	June 30, 2011	December 31, 2010
Payables related to construction in progress	$2,958,273	$-
Social security payable	1,032,835	706,616
Other payable	134,829	46,386
Total	$4,125,937	$753,002

NOTE 16 – DIVIDEND PAYABLE

On February 23, 2011, Ziyang Ceramics declared dividend of RMB 20,000,000 ($3,094,538) payable to its shareholders as of the date the dividend was declared and paid RMB 10,000,000 ($1,547,269) in cash on June 15, 2011.

NOTE 17 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) among us, China Ziyang Technology and its shareholder Best Alliance Worldwide Investments Limited (“BAW”) which owned 100% of the outstanding shares of Ziyang Ceramics.

Under the Share Exchange Agreement, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”) representing approximately 54.0% of our issued and outstanding shares and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and is automatically convertible into 7,369,966 shares of our common stock after giving effect to and upon completion of the  400 for 1 reverse stock split we plan to implement pursuant to the terms of the convertible note (the “Post-Reverse Split Shares”) for 100% of the outstanding shares of China Ziyang Technology. The Pre-Reverse Split and Post-Reverse Split Shares when issued will represent approximately 79.6% of our issued and outstanding common stock and is hereinafter referred to as the “Share Exchange”. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

As discussed in Note 1, on June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. and its affiliate (“China Direct”), substantial shareholders of our company, whereby China Direct agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets.   As compensation for China Direct’s services that were completed on June 30, 2011, we issued China Direct a convertible promissory note in the principal amount of $11,075,206 (the “China Direct Converitible Note”) and agreed to pay China Direct $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone Development Limited.  The China Direct Convertible Note bears interest at the rate of 3% per annum and is automatically convertible into 1,538,223 shares of our common stock, after giving effect to and upon completion of the 400 for 1 reverse stock split we plan to implement in connection with our acquisition of China Ziyang Technology.  Because the terms of the China Direct Note are such that it can only be settled through the issuance of our common stock, we accounted for the note as an equity transaction and included it as Additional paid in capital on our balance sheet as of June 30, 2011.

The Convertible Promissory Note issued to BAW and the China Direct Convertible Note were structured in the manner of a recapitalization such that the notes will be settled only in shares of the Company’s common stock. The terms of the promissory notes provided that, immediately following the date on which the Company shall have filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida increasing the number of its authorized shares of Common Stock or upon completion of a reverse stock split so that there are a sufficient number of authorized shares of the Company’s common stock to permit a full conversion of the principal amount of these notes, all amounts will automatically convert into shares of the Company’s Common Stock at the predetermined conversion price without any action of the holders. In addition, as the shareholders of BAW and Ziyang Ceramics are the same individuals, who became the controlling interest holders of the Company, approval from shareholders to increase authorized shares or to reverse split currently outstanding common stock is deemed within control of the Company. Accordingly, the Convertible Promissory Notes were accounted for as additional paid in capital.

Other than for accrued interest, the number of shares in which the Convertible Promissory Note issued to BAW and the China Direct Convertible Note are convertible into is not subject to adjustment unless, during the time the notes are outstanding, the Company were to declare a stock dividend or make other distributions of its common stock or if the Company were to merge with or transfer its assets to an unrelated entity.

Stock Options

Stock option activity for the six months ended June 30, 2011 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	8,500,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2011	8,500,000	$0.09

Common Stock Warrants

Between August and October, 2007 we sold units of our securities consisting of 47,706,735 shares of common stock and granted common stock purchase warrants to purchase 52,477,408 shares of common stock with a par value of $0.001 per share, exercisable at $0.12 per share. Under the terms of this subscription agreement, in the event we were to issue any shares of common stock or securities convertible into shares to any third party purchaser at a price less than the offering price, each purchaser has the right to apply the lowest such price. We noted the guidance provided under EITF Issue No. 07-5 “ Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock ,” effective for financial statements issued for fiscal years beginning after December 15, 2008 (including the succeeding content under ASC Section 815-40-15), and determined that such a feature, commonly known as a most favored nations provision, rendered these warrants not indexed to our own stock, which require the warrants to be recorded at fair value as a derivative liability

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

At June 30, 2011, we had 10,450,001 warrants outstanding that were subject to the most favored nations’ provision and a related derivative liability of $145,402.  Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at June 30, 2011 were as follows:

Expected life (years)	0.75 – 1.25
Risk free rate of interest	0.19%
Volatility	310%
Dividend yield	0%

Stock warrant activity for the six months ended June 30, 2011 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	54,775,408	$0.08
Granted	-	-
Exercised	-	-
Expired	(98,000)	-
Balance at June 30, 2011	54,677,408	$0.08

NOTE 18 – STATUTORY RESERVE

Corporations in China are generally required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve equals 50% of the entity’s registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP.  Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the welfare fund.

NOTE 19 – CONCENTRATIONS AND CREDIT RISK

(i) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and equivalents.  As of June 30, 2011, substantially all of the Company’s cash and equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

(ii) Foreign currency risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date.  The exchange rate could fluctuate depending on changes in the political and economic environments without notice.
NOTE 20 – COMMITMENTS AND CONTINGENCIES

On October 7, 2010, the Company entered into a guarantee agreement with the China Agriculture Bank Zhucheng Branch, under which the Company guaranteed repayment of the loan in the amount of RMB 15,000,000 (approximately $2,308,000) that the bank issued to Zhucheng Chunguang Electronics Co., a third party, for a term of two years. In the event that the borrower, Zhucheng Chunguang Electronics Co., defaults on the loan, the Company is liable to repay the full principal, accrued interest, penalty and/or related litigation expenses, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Form 8-K filed on July 7, 2011.

Overview

From June 27, 2007 through June 9, 2011, our business was conducted through our majority owned subsidiary, Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability (“AoHong Chemical”). AoHong Chemical and its subsidiaries sold and distributed assorted chemicals in the People’s Republic of China (the “PRC”) and the majority of its revenues were generated through the sale and distribution of liquid coolants. On June 9, 2011, our shareholders approved the sale of our 56.08% interest in AoHong Chemical to Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”) pursuant to the terms and conditions of the December 23, 2010 Membership Interest Sale Agreement (the “Agreement”). Following the June 9, 2011 shareholders’ meeting, we completed the sale of our 56.08% interest in AoHong to Glodenstone for $3,508,340 payable by Glodenstone’s forgiveness of the $1,780,000 debt we owed Glodenstone and the delivery to us of Glodenstone’s promissory note in the principal amount of $1,728,340 (the “Purchase Note”). The Purchase Note pays interest at an annual rate of 5%, is due December 31, 2011 and is secured by the 56.08% ownership interest in AoHong Chemical.

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange”) to acquire all of the issued and outstanding capital stock of China Ziyang Technology Co., Limited, a Hong Kong company (“China Ziyang Technology”). China Ziyang Technology owns 100% of the capital stock of Ziyang Ceramic Company Limited, a Chinese company (“Ziyang Ceramics”). Ziyang Ceramics is a manufacturer and distributer of porcelain tiles used for residential and commercial flooring in the PRC. Under the terms of the Share Exchange, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”), representing approximately 54.0% of our issued and outstanding shares, and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and will automatically convert into 7,369,966 shares of our common stock, after giving effect to a proposed 400 for 1 reverse stock split of our common stock (the “Post-Reverse Split Shares”), for 100% of the outstanding shares of China Ziyang Technology. Because we did not have a sufficient number of authorized shares at the time the transaction was completed to issue the full amount of shares required for the acquisition of China Ziyang Technology, we issued the convertible note which automatically converts into the Post Reverse Split Shares once the aforementioned reverse stock split becomes effective. The Pre-Reverse Split and Post-Reverse Split Shares, when issued, will represent approximately 79.6% of our issued and outstanding common stock. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries.  The transaction was accounted for as a reverse merger and recapitalization of China Ziyang Technology whereby China Ziyang Technology is the considered the acquirer for accounting purposes. Effective as of June 30, 2011, our Board of Directors elected to change our fiscal year from September 30 to December 31 consistent with the fiscal year end of Ziyang Ceramics.

Our business is now conducted through our Ziyang Ceramics subsidiary, which manufactures and distributes porcelain tiles used for interior residential and commercial flooring. Ziyang Ceramics was established in January 2006. Since its inception, Ziyang Ceramics has expanded its operations to include two production lines with annual total production capacity of approximately 11 million square meters of porcelain tiles in more than 50 different size and color combinations.  Ziyang Ceramics sells porcelain tiles under the “Fuyunde”, “Luckway” and “GEF” brand names through a distribution network of approximately 150 distributors across 10 provinces concentrating on major second and third tier cities primarily in Eastern and Central China. Ziyang Ceramics owns mining rights to extract approximately one million tons of white clay raw material which it plans to use for its own production and sell to third parties.

Our Performance

Our net revenues of $9.9 million in the three months ended June 30, 2011 represented an increase of 16.6% over the same period of a year ago. Our operating income for the three months ended June 30, 2011 was $2.9 million, compared with $2.7 million for the three months ended June 30, 2010.  Net income for the three months ended June 30, 2011 was $2.3 million, compared with $2.1 million for the three months ended June 30, 2010.

For the six months ended June 30, 2011, we generated revenues of $17.3 million, an increase of 22.0% over the same period of 2010.  Our operating income of $5.0 million for the six months ended June 30, 2011 represents an increase of $0.6 million over the six months ended June 30, 2010.  For the six months ended June 30, 2011, we reported net income of $4.0 million, as compared to $3.5 million for the six months ended June 30, 2010.

Our Outlook

The demand for ceramic products in the PRC continues to increase, driven by urbanization, growth of the second and third tier cities, rural housing renovation and government sponsored social welfare housing.  We believe this trend will continue for the foreseeable future.  We have invested substantially in additional capacity for the production of interior wall porcelain tiles, which allows us to broaden our product mix beyond our traditional business of floor tiles, and generate additional sales.  We are currently in the testing phase of this new product line and anticipate sales to commence late in the third quarter.

Results of Operations

Net revenues in the second quarter of 2011 totaled $9.9 million, an increase of $1.4 million, or 16.6% compared to the same period in 2010.  For the six months ended June 30, 2011, net revenues totaled $17.3 million, an increase of $3.1 million, or 22.0%, compared to the same period in 2010.  Although we have seen a decline in total units sold of approximately 8% in 2011 compared to 2010, the decrease in sales volume was more than offset by sales of our higher priced premium polycrystalline porcelain tiles.  This product series was launched in the fourth quarter of 2010 and comprised 20% of our unit sales volume in the second quarter of 2010.  On average, the polycrystalline porcelain tiles sold for about three times the price of our patterned polished porcelain tiles.

  Gross profit in the second quarter of 2011 totaled $3.5 million, an increase of $378,000, or 12.2% compared to the same period in 2010.  For the six months ended June 30, 2011, gross profit totaled $6.1 million, an increase of $898,000, or 17.2% compared to the same period in 2010.  Gross margin was 35.3% in the second quarter of 2011 versus 36.7% in the second quarter of 2010.  For the six months ended June 30, 2011, gross margin decreased to 35.3% from 36.8% for the same period in 2010.  The decline in gross margin was mainly attributable to significant increases in wages and benefits for manufacturing employees and higher fuel costs.

Operating expenses in the second quarter of 2011 totaled $0.6 million, an increase of $0.2 million compared to the same period in 2010.  For the six months ended June 30, 2011, operating expenses totaled $1.1 million, an increase of $0.3 million compared to the same period in 2010.  This increase was primarily due to salary adjustments for employees in the second quarter of 2011 as a result of higher inflation, as well as increases in R&D expenses and higher costs for employee welfare benefit programs.

Interest income increased to $0.1 million for the three months ended June 30, 2011 from $6,000 for the three months ended June 30, 2010.  Interest income was $0.2 million for the six months ended June 30, 2011, as compared to $10,000 for the six months ended June 30, 2010. The increase is attributable to a loan we made to the Zhucheng City Da Zhong Hospital on October 29, 2010 for approximately $3 million at 12% interest.

Interest expense of $0.1 million in the second quarter of 2011 represents an increase of $39,000 from the same period in 2010.  For the six months ended June 30, 2011, net interest expense increased by $0.1 million to $0.3 million. The increase is mainly due to higher average indebtedness in 2011 compared to 2010.

Our income tax expense in 2011 and 2010 reflects an effective tax rate of approximately 18%.  The statutory rate in the PRC is 25%, and we are entitled to a deduction from income taxes in an amount equal to 10% of our revenues by recycling gas and heat and through our use of certain types of raw materials in manufacturing of our products. Eligibility for this tax benefit is subject to review every two years with the next renewal date on January 1, 2013.

Net income in the second quarter of 2011 totaled $2.3 million, compared to $2.1 million for the same period in 2010.  Net margin was 22.9% in the second quarter versus 25.0% in the second quarter of 2010.  For the six months ended June 30, 2011 we reported net income of $4.0 million, as compared to $3.5 million for the six months ended June 30, 2010.  The increase in net income is a result of higher revenues, partially offset by decreases in gross margin and increases in operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  As of June 30, 2011, we had a working capital deficit of $4.3 million, as compared to a working capital deficit of $0.5 million at December 31, 2010.  The increase in our working capital deficit is primarily due to purchases related to our newly installed production line for interior wall porcelain tiles.

We expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital:

•	An increase in working capital requirements to finance the overall growth of our company;
•	Capital expenditures for additional equipment to support increases to our production capacity;
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•	The additional costs, including legal accounting and consulting fees, of being a public company and the related compliance activities.

The following table summarizes the components of our working capital as of June 30 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	Increase (Decrease)	Percent
Current assets:
Cash	$6,356,969	$4,851,436	$1,505,533	31.0%
Note receivable	1,728,340	-	1,728,340	n/a
Loan receivable	3,094,538	3,085,393	9,145	0.3%
Accounts receivable	322,486	455,004	(132,518)	(29.1)%
Inventories	2,694,617	2,550,636	143,981	5.6%
Prepaid expenses and other current assets	33,058	56,854	(23,796)	(41.9)%
Total current assets	14,230,008	10,999,323	3,230,685	29.4%

Current liabilities:
Accounts payable and accrued expenses	$1,864,849	$1,480,395	$384,454	26.0%
Due to related party	1,455,419	-	1,455,419	n/a
Loans payable	8,587,343	8,636,075	(48,732)	(0.6)%
Advances from customers	151,707	255,448	(103,741)	(40.6)%
Dividend payable	1,547,269		1,547,269	n/a
Taxes payable	649,687	357,874	291,813	81.5%
Derivative liability	145,402	-	145,402	n/a
Other payables	4,125,937	753,002	3,372,935	447.9%
Total current liabilities	18,527,613	11,482,794	7,044,819	61.4%

The note receivable in the amount of $1.7 million as of June 30, 2011 pertains to a portion of the proceeds from the sale of our former subsidiary, AoHong, in June of 2011.  The note matures December 31, 2011.  Upon our receiving payment on this note, we will be required to pay our corporate management services provider, China Direct Investments, Inc. (“China Direct”) $0.5 million in cash under the terms of a consulting agreement we entered into with China Direct in June of 2009.

The loan receivable of $3.1 million at June 30, 2011 and December 31, 2010 relates to a loan we made to Zhucheng Public Hospital, which is guaranteed by its land use right, property and fixed assets. The interest on the loan is 12% per annum and principal balance, plus accrued and unpaid interest, is due on October 28, 2011.

Due to related party of $1.5 million as June 30, 2011 reflects the $0.5 million due to China Direct related to the consulting agreement discussed above, as well as an additional $0.6 million of notes issued to China Direct between 2008 and 2010, the proceeds of which were used for working capital purposes.  These notes are unsecured, accrue interest at 4% per annum, and mature on various dates between October 15, 2011 and January 18, 2012.  Due to related party also excludes $0.4 million of professional fees paid by China Direct on our behalf.

Loans payable of $8.6 million at June 30, 2011 and December 31, 2010 consist of various short term loans and bank acceptance bills with financial institutions in the PRC.  The proceeds from these loans were generally used for working capital purposes and to expand our porcelain tile production capacity.

On February 23, 2011, Ziyang Ceramics declared dividend of RMB 20,000,000 ($3,094,538) payable to its shareholders of record as of the date the dividend was declared and paid RMB 10,000,000 ($1,547,269) in cash on June 15, 2011.  Ziyang Ceramics intends to pay the $1,547,269 balance of  the dividend payable in fiscal 2011 subject to availability of cash.

Other payable represents amounts due to construction goods and services providers related to the expansion of our production capacity.

Cash flow from operations continues to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service.  For the six months ended June 30, 2011, cash provided by operating activities was $5.5 million compared to $3.0 million for the same period in 2010.  The increase is mainly due to favorable changes in our working capital accounts particularly other payables related to the expansion of our production capacity.

Cash used in investing activities consists solely of expenditures for property, plant, and equipment and were $2.9 million for the six months ended June 30, 2011, compared to $8,000 for the same period in 2010.  The increase is primarily due to the purchase and installation of a new production line for interior wall porcelain tiles.

Cash used in financing activities was $1.2 million for the six months ended June 30, 2011, compared to $1.6 million for the six months ended June 30, 2010.  The decrease is due to a reduction in cash dividends paid in 2011largely offset by lower bank borrowings.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that we are required to disclose.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and estimates addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our financial statements.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue recognition

We recognize revenues for the sale of our products when all four of the following criteria are met:
•	persuasive evidence of an arrangement exists;
•	delivery of the products and/or services has occurred;
•	the selling price is both fixed and determinable; and
•	collectability is reasonably assured.

For any advance payments from customers, revenues are deferred until such a time when all the four criteria mentioned above are fully met.

Our critical accounting estimates are primarily related to our allowance for doubtful accounts, the estimated useful lives of our property, plant and equipment and estimates related to the analysis of impairment for long-lived assets.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	Factors affecting our customers’ businesses.
•	Inability of our suppliers to fulfill our orders for raw materials.
•	Increases in the price of raw materials.
•	Dependence on certain key personnel.
•	Competition in the ceramics industry.
•	Adverse affects of power shortages.
•	Lack of market acceptance of new products.
•	Inability to manage our business expansion.
•	Infringement by third parties on our intellectual property rights.
•	Our inadvertent infringement of third-party intellectual property rights.
•	PRC government fiscal policy that affect real estate development and consumer demand.
•	Availability of skilled and unskilled labor and increasing labor costs.
•	Lack of insurance coverage and the impact of any loss resulting from product liability or third party liability claims or casualty losses.
•	Violation of Foreign Corrupt Practices Act or China anti-corruption laws.
•	Economic, legal restrictions and business conditions in China.
•	Dilution attributable to our convertible debt.
•	Impact of proposed reverse stock split of our outstanding common stock.
•	Limited public market for our common stock.
•	Potential conflicts of interest between our controlling shareholders and our shareholders.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety and review the risks described in "Item 1A. - Risk Factors" in our Annual Report Form 10-K for the year ended September 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) and in our Current Report on Form 8-K/A as filed with the SEC on July 7, 2011. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who also functions as our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO who also functions as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Our evaluation excluded business activities at Ziyang Ceramics, which we acquired on June 30, 2011, comprised all of our revenues for the six months ended June 30, 2011 and approximately 95% of our consolidated total assets at June 30, 2011.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of June 30, 2011 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management believes that our disclosure controls and procedures provide a reasonable level of assurance of achieving their objections. Our management does not expect, however, that our disclosure controls and procedures or internal financial controls will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found in our Current Report on Form 8-K/A filed with the SEC on July 7, 2011 and under Item 1A, “Risk Factors”, in our 2010 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

  None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Principal Financial and Accounting Officer.
32.1*	Section 906 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.
101**	Interactive Data File

*	Filed herewith.
**	To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AMERICA HOLDINGS, INC.

Date: August 15, 2011	By: /s/ Lingbo Chi
Lingbo Chi, Chief Executive Officer