Form 10-Q/A
period 2010-12-31
CHINA AMERICA HOLDINGS, INC.
filed 2011-08-31
CIK 1093903

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended December 31, 2010 (the “Form 10-Q”) of China America Holdings, Inc. (the “Company”) is being filed for the sole purpose of correcting an error on the certifications included as Exhibits 31.1 and 32.1 to the Form 10-Q as originally filed on February 14, 2011 which inadvertently listed the wrong period covered by the certifications.  This Amendment No. 1 also contains currently dated certifications as Exhibit 31.2.  No attempt has been made in this Amendment No. 1 to the Form 10-Q to modify or update the other disclosures presented in the Form 10-Q as originally filed. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q previously filed on February 14, 2011 and the Company’s other filings with the SEC.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer*

*  filed herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 31, 2011	CHINA AMERICA HOLDINGS, INC.

	By:	/s/ Shaoyin Wang
Shaoyin Wang, Chief Executive Officer and President, principal executive officer, principal financial and accounting officer