Form 10-Q/A
period 2011-06-30
CHINA AMERICA HOLDINGS, INC.
filed 2011-10-26
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q/A
Amendment No. 2

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

i

Explanatory Note

The purpose of this Amendment No. 2 to China America Holdings, Inc. (the “Company") Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the "SEC") on August 15, 2011 and amended by Amendment No. 1 to Form 10-Q filed with the SEC on September 14, 2011 (“Amendment No. 1”), is to correct an error on the 906 certification filed as Exhibit 32.1 which inadvertently listed the name of Company’s former chief executive officer.

No other changes have been made to the Form 10-Q or Amendment No. 1. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date of this report, and does not modify or update in any way disclosures made in the Form 10-Q or Amendment No. 1.

ii

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

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011

	China America Holdings, Inc. Shareholders
	Common Stock, $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earning	Accumulated Other Comprehensive Income	Comprehensive Income	Total Equity
Balance, December 31, 2010	236,013,800	$236,014	$7,058,783	$5,540,770	$469,131		$13,304,698
Common stock issued for reverse acquisition of the shell company	200,710,792	200,711					200,711
Adjustment for reverse merger of the shell company			(176,304)				(176,304)
Dividends declared				(3,063,528)			(3,063,528)
Comprehensive loss:							-
Appropriation of statutory reserves	-	-	-		-	-	-
Net income for the period	-	-	-	3,994,819	-	3,994,819	931,291
Other comprehensive income, net of tax:							-
Foreign currency translation adjustment	-	-	-	-	316,204	316,204	316,204
Other comprehensive income							-
Comprehensive income	-	-	-	-	-	4,311,023
Balance, June 30, 2011 (unaudited)	436,724,592	$436,725	$6,882,479	$6,472,061	$785,335		$14,576,600

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

NOTE 8 – INTANGIBLE ASSETS

Intangible assets include land use rights acquired by Ziyang Ceramics in November 2005 for RMB 7,279,510 (approximately $1,126,335) for a parcel of land covering 1.8 million square feet located in Lvbiao village pursuant to an agreement with the villagers committee. Under the terms of the agreement, Ziyang Ceramics has rights to use this parcel of land until November 30, 2035 and amortizes its cost for these land use rights over the contract period beginning on December 1, 2005.

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

As discussed in Note 1, on June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. and its affiliate (“China Direct”), substantial shareholders of our company, whereby China Direct agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets.   As compensation for China Direct’s services that were completed on June 30, 2011, we issued China Direct a convertible promissory note in the principal amount of $11,075,206 (the “China Direct Convertible Note”) and agreed to pay China Direct $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone Development Limited.  The China Direct Convertible Note bears interest at the rate of 3% per annum and is automatically convertible into 1,538,223 shares of our common stock, after giving effect to and upon completion of the 400 for 1 reverse stock split we plan to implement in connection with our acquisition of China Ziyang Technology.  Because the terms of the China Direct Note are such that it can only be settled through the issuance of our common stock, we accounted for the note as an equity transaction and included it as Additional paid in capital on our balance sheet as of June 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

  None.

ITEM 6.  EXHIBITS.

Exhibit No.		Description of Exhibit
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
**	Previously furnished with China America Holdings, Inc. Form 10-Q/A (Amendment No. 1) filed on September 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AMERICA HOLDINGS, INC.

Date: October 25, 2011	By: /s/ Lingbo Chi
Lingbo Chi, Chief Executive Officer