Form 10-Q
period 2011-09-30
CHINA AMERICA HOLDINGS, INC.
filed 2011-11-14
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  436,724,592 shares of common stock are issued and outstanding as of November 12, 2011.

i

PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$5,849,559	$4,851,436
Notes receivable	1,728,340	-
Loan receivable	3,130,625	3,085,393
Accounts receivable	348,750	455,004
Inventories, net	3,095,687	2,550,636
Prepaid expenses and other current assets	206,476	56,854
Total Current Assets	14,359,437	10,999,323

LONG TERM ASSETS:
Restricted cash	-	544,481
Property, plant and equipment, net	16,308,187	10,536,945
Intangible assets, net	2,800,046	2,760,746
Other long term assets	136,332	172,864
Total Assets	$33,604,002	$25,014,359

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable-short term	$7,435,235	$8,091,594
Notes payable	-	544,481
Notes payable - related party	1,007,420	-
Accounts payable and accrued expenses	2,114,313	1,480,395
Advance from customers	163,783	255,448
Due to related party	564,399	-
Dividend payable	1,565,313	-
Taxes payable	763,418	357,874
Derivative liability	33,851	-
Other payables	1,851,444	753,002
Total Current Liabilities	15,499,176	11,482,794

LONG-TERM LIABILITIES:
Loans payable-long term	234,797	226,867
Total Liabilities	15,733,973	11,709,661

SHAREHOLDERS' EQUITY:
Common stock ($0.001 par value, 500,000,000 shares authorized; 436,724,592 shares and 236,013,800 shares outstanding at September 30, 2011 and December 31, 2010, respectively.)	436,725	236,014
Additional paid-in capital	6,884,879	7,058,783
Retained earnings	9,586,115	5,540,770
Other comprehensive income	962,310	469,131
Total Shareholders' Equity	17,870,029	13,304,698
Total Liabilities and Shareholders' Equity	$33,604,002	$25,014,359

The accompanying notes are an integral part of these unaudited financial statements.

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues	$12,024,707	$8,668,737	$29,372,914	$22,894,363
Cost of sales	7,577,946	5,487,324	18,799,532	14,484,474
Gross profit	4,446,761	3,181,413	10,573,382	8,409,889

Operating expenses:
Selling expenses	54,503	44,712	148,956	109,385
General and administrative	719,532	445,885	1,761,306	1,206,872
Total operating expenses	774,035	490,597	1,910,262	1,316,257

Operating income	3,672,726	2,690,816	8,663,120	7,093,632

Other income (expenses):
Other income (expenses)	(320)	(8)	(48,011)	(683)
Interest income	101,544	5,991	301,204	16,447
Interest expense	(167,803)	(105,752)	(437,929)	(274,657)
Interest expense - related party	(10,074)	-	(10,074)	-
Gain (Loss) from change in fair value of derivative liability	111,551	-	111,551	-
Total other income (expenses)	34,898	(99,769)	(83,259)	(258,893)

Income before income taxes	3,707,624	2,591,047	8,579,861	6,834,739

Income taxes	607,825	412,021	1,485,243	1,181,456

Net income	3,099,799	2,179,026	7,094,618	5,653,283

Foreign currency translation gain	176,975	106,966	493,179	192,363

Comprehensive income	$3,276,774	$2,285,992	$7,587,797	$5,845,646

Basic and diluted income per common share	$0.01	$0.01	$0.02	$0.02

Weighted common shares outstanding- basic and diluted	436,724,592	236,013,800	304,387,806	236,013,800

The accompanying notes are an integral part of these unaudited financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTH ENDED SEPTEMBER 30, 2011

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earning	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2010	236,013,800	$236,014	$7,058,783	$5,540,770	$469,131	$13,304,698

Common stock issued for reverse acquisition of the shell company	200,710,792	200,711				200,711
Adjustment for reverse merger of the shell company			(173,904)			(173,904)
Dividends declared				(3,049,273)		(3,049,273)
Comprehensive loss:						-
Appropriation of statutory reserves	-	-	-		-	-
Net income (loss) for the period	-	-	-	7,094,618	-	7,094,618
Other comprehensive income, net of tax:						-
Foreign currency translation adjustment	-	-	-	-	493,179	493,179
Other comprehensive income						-
Comprehensive income (loss)	-	-	-	-	-
Balance, September 30, 2011 (unaudited)	436,724,592	$436,725	$6,884,879	$9,586,115	$962,310	$17,870,029

The accompanying notes are an integral part of these unaudited financial statements.

CHINA AMERICA HOLDNGS, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,094,618	$5,653,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	813,860	700,273
Amortization of intangible assets	56,317	26,770
Amortization of other long term assets	41,919	40,008
Gain from fair value change in derivative liabilities	(111,551)	-
Changes in assets and liabilities:
Accounts receivable	120,278	369,597
Prepaid expenses and other current assets	(145,362)	(70,752)
Inventories	(448,878)	(1,134,345)
Accounts payable and accrued expenses	574,930	(118,941)
Due to related party	564,398	-
Other payables	526,340	425,931
Taxes payable	386,983	132,350
Advance from customers	(99,045)	(115,460)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,374,807	5,908,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,604,339)	(132,488)
NET CASH USED IN INVESTING ACTIVITIES	(5,604,339)	(132,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	616,485	3,971,581
Repayment of loans payable	(1,541,212)	(809,026)
Repayment of notes payable	(551,167)	-
Decrease in restricted cash	551,167	-
Dividends paid	(1,541,212)	(7,354,780)
NET CASH USED IN FINANCING ACTIVITIES	(2,465,939)	(4,192,225)

EFFECT OF EXCHANGE RATE ON CASH	(306,406)	230,554

NET INCREASE IN CASH	998,123	1,814,555

CASH - beginning of period	4,851,436	5,496,671

CASH - end of period	$5,849,559	$7,311,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,153,165	$1,095,956
Cash paid for interest	$437,929	$274,657

The accompanying notes are an integral part of these unaudited financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Effective June 27, 2007, we entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability (“AoHong Chemical”), and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.08% of the membership interests of AoHong Chemical from that company in exchange for $3,380,000 to be invested in AoHong Chemical between September 30, 2007 and July 27, 2009.  As part of the transaction, 12,500,000 shares of our common stock valued at $1,187,500 were issued to Mr. Hu.  As of September 30, 2010 $1,780,000 remained outstanding to AoHong Chemical from this transaction, which was accounted for as an intercompany transaction.  On December 9, 2010 we borrowed $1,780,000 from Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”), an unrelated third party, in order to allow us to pay the remaining portion of our obligation to contribute capital to AoHong Chemical as we negotiated the terms to sell our interest in AoHong Chemical to Glodenstone.  On December 10, 2010 we made the required payment to AoHong Chemical.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our 56.08% membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of our $1,780,000 debt to Glodenstone and Glodenstone’s issuance to us at closing of a promissory note in the principal amount of $1,728,340.  On June 9, 2011, our shareholders approved the sale of our 56.08% interest in AoHong Chemical. We recorded a provision for the loss on the disposal of our investment in AoHong Chemical in the amount of $3.5 million.

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange”) to acquire all of the issued and outstanding capital stock of China Ziyang Technology Co., Limited, a Hong Kong company (“China Ziyang Technology”). China Ziyang Technology acquired 100% of the capital stock of Ziyang Ceramic Company Limited, a Chinese company (“Ziyang Ceramics”) on June 29, 2011 in exchange for payment to the former shareholders of Ziyang Ceramics of RMB 50,000,00 (approximately $7,632,000). Ziyang Ceramics is a manufacturer and distributer of porcelain tiles used for residential and commercial flooring in the PRC. Under the terms of the Share Exchange, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”), representing approximately 54.0% of our issued and outstanding shares, and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and will automatically convert into 7,369,966 shares of our common stock, after giving effect to a proposed 400 for 1 reverse stock split of our common stock (the “Post-Reverse Split Shares”), for 100% of the outstanding shares of China Ziyang Technology. Because we did not have a sufficient number of authorized shares at the time the transaction was completed to issue the full amount of shares required for the acquisition of China Ziyang Technology, we issued the convertible note which automatically converts into the Post Reverse Split Shares once the aforementioned reverse stock split becomes effective. The Pre-Reverse Split and Post-Reverse Split Shares, when issued, will represent approximately 79.6% of our issued and outstanding common stock. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries. The transaction was accounted for as a reverse merger and recapitalization of China Ziyang Technology whereby China Ziyang Technology is considered the acquirer for accounting purposes. Effective as of June 30, 2011, our Board of Directors elected to change our fiscal year from September 30, to December 31, consistent with the fiscal year end of Ziyang Ceramics.

Our business is now conducted through our Ziyang Ceramics subsidiary, which manufactures and distributes porcelain tiles used for interior residential and commercial flooring and walls. Ziyang Ceramics was established in January 2006.

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
September 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying financial statements as of and for the three months and nine months periods ending September 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the period presented.  Interim results are not necessarily indicative of the results for the full year.

Foreign currency translation

Our functional currency is the Chinese Renminbi (“RMB”).  In accordance with Section 830-20-35 Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

As of December 31, 2010	RMB 6.6118 to $1.00
As of September 30, 2011	RMB 6.3885 to $1.00

Nine months ended September 30, 2011	RMB 6.4884 to $1.00
Nine months ended September 30, 2010	RMB 6.7983 to $1.00

Three months ended September 30, 2011	RMB 6.4034 to $1.00
Three months ended September 30, 2010	RMB 6.6781 to $1.00

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

Cash and cash equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of September 30, 2011, we held $5,838,181of our cash and cash equivalents with commercial banking institutions in the People's Republic of China ("PRC"), and $11,378 with banks in the United States. As of December 31, 2010, we held $4,851,436 of our cash and cash equivalents with commercial banking institution in PRC, and none in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2011.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Research and development

We invest in developing new and high-end products and improving production efficiency both through its internal research and development staff and in partnership with industry consultants from time to time. We developed a new product Pilates flooring tiles, an advanced type of polycrystalline powder porcelain tiles with mixed appearances of ceramic, porcelain, and stone textures.

In October 2011, we applied to register with State Administration for Industry and Commerce of China for our trademark Dameiyinghua that will cover our high-end series of porcelain tile products including interior porcelain wall tiles and Pilates flooring tiles. The registration process usually takes about one year to complete.

In the third quarter of 2011, we submitted an application for the Patent of Utility Model State Intellectual Property Office of China for technical improvements to increase production efficiency that were developed by our research and development team. The application review, verification and approval process is expected to take approximately one yea.

 For the nine months ended September 30, 2011 and 2010, we recorded $23,118 and $0 of research and development expense, respectively.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expense, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2011 and December 31, 2010, bad debt allowance balances were zero. There is no bad debt expense during the nine months ended September 30, 2011 and 2010.

Inventories

We value inventories, consisting of raw materials, supplementary materials, packaging materials and finished goods, at the lower of cost or market. Cost is determined on the weighted average cost method. We regularly review  inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on the current selling price. The cost of raw materials which we mine consists of direct mining cost and cost related to shipment to our warehouse.

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
September 30, 2011

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

Impairment of long-lived assets

           Our long-lived assets, which include property, plant and equipment and prepaid rent under our land lease (intangible), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  We determined there were no impairments of long-lived assets as of December 31, 2010 and September 30, 2011.

Advance from customers

Advance from customers represent prepayments to us for merchandise that had not yet been shipped to customers.

Fair value of financial instruments

We adopted ASC Topic 820, “Fair Value Measurements”, for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

We follow U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104 for revenue recognition.  Revenue is recognized when earned and is reported net of refunds.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since 2008, the statutory income tax rate for all businesses in China has been 25%, although certain special tax treatment is granted by the tax authority. According to the tax special treatment policy to encourage more efficient utilization of natural resources established by the State Administration of Taxation of PRC in its 2009 Correspondence No. 185, and approved by the Administration of Taxation of Zhucheng City in Shangdong Province, where our operations are located, 10% of our income from sales of finished goods is exempt from income tax.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Value added tax

Since we use recycled raw materials to manufacture its products, the State Administration of Taxation in the PRC has granted us VAT tax exemption on sales of finished goods. The tax exemption is subject to review and approval of the tax authority on an annual basis.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Recently issued accounting pronouncements

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”). The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit is greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of ASU 2010-28 to have a material impact on our consolidated financial statements.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  There was no material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary, which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC Topic 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets.  This guidance was effective on January 1, 2010. We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topic 505, “Equity,” and ASC Topic 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, our management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Raw materials	$942,103	$953,737
Supplementary materials	515,734	91,036
Packing materials	39,668	37,662
Finished goods	1,616,668	1,483,168
	3,114,173	2,565,603
Less: reserve for obsolete inventory	(18,486)	(14,967)
	$3,095,687	$2,550,636

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010

Advances to suppliers	$17,876	$9,075
Other receivables	188,600	47,779
	$206,476	$56,854

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – LOAN RECEIVABLE

On October 29, 2010, Ziyang Ceramics loaned  Zhucheng Public Hospital, an unrelated third party, RMB 20,000,000 ($3,130,625). This loan bears interest at the rate of 1% per month and is secured by its land use right, property and fixed assets. The interest is due every six months and the principal due on October 28, 2011. The principal payment on this loan of $3,130,625 was received on October 28, 2011 and will be recorded in the fourth quarter of 2011.

NOTE 6 – NOTES RECEIVABLE

On June 9, 2011, our shareholders approved the sale of its 56.08% interest in its former subsidiary, AoHong Chemical, to Glodenstone. Following the June 9, 2011 shareholders’ meeting, we completed the sale of its 56.08% interest in AoHong Chemical to Glodenstone for $3,508,340 payable by Glodenstone’s forgiveness of the $1,780,000 debt we owed Glodenstone and the delivery to us of Glodenstone’s promissory note in the principal amount of $1,728,340. The promissory note bears interest at an annual rate of 5%, is due December 31, 2011 and is secured by Glodenstone’s 56.08% ownership interest in AoHong Chemical.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	Estimated Life	September 30, 2011	December 31, 2010

Plant and Buildings	10-25 Years	$7,365,813	$6,040,337
Auto	5 Years	351,843	339,961
Machinery and Equipment	5 -10 Years	12,851,982	7,475,506
		20,569,638	13,855,804
Less: Accumulated Depreciation		(4,261,451)	(3,318,859)
		$16,308,187	$10,536,945

In August 2011, Ziyang Ceramics completed the construction and installation of new production line for its new line of interior porcelain wall tiles, which resulted in a reclassification of $1,325,476 from construction in progress to property plant and buildings, and $5,376,476 to machinery and equipment. The production on the new line commenced in August, 2011. As of September 30, 2011, we do not have any construction in progress in our property, plant and equipment.

As of September 30, 2011 and December 31, 2010, the net book value of property, plant and equipment pledged as collateral for bank loans was $2,553,781, and $2,738,019, respectively. Refer to Note 11 – Loans Payable for details on the terms and covenants on these loans.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets include prepaid rent of RMB 7,279,510 (approximately $1,126,335) for a parcel of land covering 1.8 million square feet that includes production facilities covering an area of approximately 775,000 square feet, an office building covering an area of 19,375 square feet and a dormitory and cafeteria covering an area of 22,600 square feet located at Xi Lv Biao Industrial Park, Longdu Street, Zhucheng City, Shangdong Province, China.  This parcel of land is leased by the Company from Zhucheng City, Lubiao Town, West Lvbiao Village pursuant to the terms of a lease agreement dated January 30, 2006 which required a one-time payment of RMB 7,098,910 (approximately $1,096,610). The term of the lease begins on December 1, 2005 and expires on November 30, 2035.  The Company amortizes its prepaid rent over the term of the lease.

On November 1, 2010, Ziyang Ceramics entered into a lease agreement with the Zhucheng City Zupan Villager Committee for the use of a parcel of land covering an area of 1,462,457 square feet located in Zhucheng City, Huanghua Town, China. Under the terms of the lease agreement, Ziyang Ceramics made an one-time payment of RMB 12,228,000 (approximately $1,859,000). The term of the lease begins on November 1, 2010 and expires on October 31, 2060.  The Company amortizes its prepaid rent over the term of the lease.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

At September 30, 2011 and December 31, 2010, intangible assets are as follows:

	Useful Life	September 30, 2011	December 31, 2010

Prepaid rent - Lvbiao	30 Years	$1,139,471	$1,100,988
Prepaid rent - Huanghua	50 Years	1,914,065	1,849,421
		3,053,536	2,950,408
Less: Accumulated Amortization		(253,490)	(189,662)
		$2,800,046	$2,760,746

NOTE 9 – OTHER LONG TERM ASSETS

Other long term assets consists of mining rights that cover five mining areas all located in Zhucheng City of Shandong Province in China. We have obtained the right to mine these areas under the terms of mining right permits that permit us to extract specified quantities of white clay deposits on these properties. We use the extracted material as raw materials in the production of ceramic tiles it manufactures and sells. These mining right permits cover a period of 4 to 6 years which we treat as the useful life, with expiration dates varying from January 2013 to October 2014, with estimated extraction rights of approximately 638,890 tons of white clay raw material. We amortize the mining rights on a straight-line basis over the useful life of each individual mining right permit.

Other long term assets consist of the following mining right permits:

	Useful life	September30, 2011	December 31, 2010

Wa Dian Shi Jia Lake Quarry	6 Years	$60,421	$58,380
Zhu Pan San Village Clay Quarry	6 Years	90,789	87,723
Wei Jin Zi Clay Quarry	5 Years	64,177	62,010
Meng Family Zhuang Zi Village Clay Quarry	5 Years	53,534	51,726
Pan Family Village Quarry	4 Years	32,089	31,005
		301,010	290,844
Less: Accumulated Amortization		(164,678)	(117,980)
		$136,332	$172,864

NOTE 10 – RESTRICTED CASH

Restricted cash is the cash deposit required by the bank to guarantee our bank acceptance bills, see Note 12 - Notes Payable. The bank acceptance bill was paid in full during the second quarter of 2011and there was no restricted cash as of September 30, 2011.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 11 – LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2011	December 31, 2010

To Shandong Zhucheng Rural Cooperation ("SZRC") Bank, due on July 25, 2012.Interest payable monthly at an annual rate of 6.31%. Pledged by property, plant and equipment. See Note 7 for amount pledged.	$1,487,047	$-
To SZRC Bank, due on December 9, 2011. Interest payable monthly at an annual rate of 7.572%. Pledged by property, plant and equipment and guaranteed by a third party: Zhucheng Hongguang Electric Power Padding Co., Ltd.	1,252,250	-
To Shengzhen development bank Chenyang Branch, due on March 23, 2012. Interest payable monthly at an annual rate of 6.363%. Guaranteed by a third party: Zhucheng Chunguang Electron Co., Ltd.	1,408,781	-
To Agriculture Bank of China Zhucheng Branch, due on March 9, 2012. Interest payable monthly at an annual rate of 6.941%. Guaranteed by a third party: Zhucheng Ruiyusheng Wool Textile Co., Ltd.	1,565,313	-
To Bank of Weifang, due on May 26, 2012. Interest payable monthly at an annual rate of 8.834%. Guaranteed by a third party: Zhucheng Guoxin Plastics Co., Ltd.	1,095,719	-
To SZRC Bank, due on November 1, 2011. Interest payable monthly at an annual rate of 6.31%. Pledged by property, plant and equipment. See Note 7 for amount pledged. Paid back in full on the due date.	626,125	-
To SZRC Bank, due on November 10, 2012. Interest payable monthly at an annual rate of 6.31%. Guaranteed by related parties: Linbo Chi, president of the Company and Ping Wang, Chief Financial Officer of the Company; and third parties: Shandong Hongguang Electric Power Padding Co., Ltd. and Zhucheng Car Repair Co., Ltd.	234,797	-
To SZRC Bank, due on November 1, 2011. Interest payable monthly at an annual rate of 5.4%. Pledged by property, plant and equipment. See Note 7 for amount pledged.	-	604,979
To SZRC Bank, due on November 10, 2012. Interest payable monthly at an annual rate of 5.4%. Guaranteed by related parties: Linbo Chi, president of the Company and Ping Wang, Chief Financial Officer of the Company; and third parties: Shandong Hongguang Electric Power Padding Co., Ltd. and Zhucheng Car Repair Co., Ltd.	-	226,867
To Shengzhen development bank Chenyang Branch, due on March 11, 2011. Interest payable monthly at an annual rate of 5.841%. Guaranteed by a third party: Zhucheng Chunguang Electron Co., Ltd.	-	1,361,203
To Agriculture Bank of China Zhucheng Branch, due on March 18, 2011. Interest payable monthly at an annual rate of 5.31%. Guaranteed by a third party: Zhucheng Ruiyusheng Wool Textile Co., Ltd.	-	1,512,447
To SZRC Bank, due on December 9, 2011. Interest payable monthly at an annual rate of 7.228%. Pledged by property, plant and equipment and guaranteed by a third party: Zhucheng Hongguang Electric Power Padding Co., Ltd.	-	1,209,958
To SZRC Bank, due on July 18, 2011.Interest payable monthly at an annual rate of 5.31%. Pledged by property, plant and equipment. See Note 7 for amount pledged.	-	1,436,825
To Weifang Bank Zhucheng Branch, due on February 20, 2011. Interest payable monthly at an annual rate of 7.965%. Guaranteed by a third party: Zhucheng Guoxing Rubber Co., Ltd.	-	756,224
To Mingsheng Bank of china Weifang branch, due on September 15, 2011. Interest payable monthly at an annual rate of 6.372%. Guaranteed by a third party: Shandong Jiashibo Food Co., Ltd. and Zhucheng Chunguang Electron Co. Ltd.	-	1,209,958
Total	7,670,032	8,318,461
Less: current portion	(7,435,235)	(8,091,594)
Long-Term portion of Loans payable	$234,797	$226,867

We are in compliance with the terms and covenants of the above loans as of September 30, 2011.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 – NOTES PAYABLE

Our notes payable consist of bank acceptance bills. Bank acceptance bills are financial instruments provided by banks to us and used to finance our cash needs for purchases of goods and materials from vendors and suppliers. Upon the bank’s approval, it will issue the bank acceptance bills to our creditors. The payment of the bills is guaranteed by the bank and the period is less than six months. We have to pay the amount when due.  The creditor, in turn, can discount the bank acceptance bill in a bank or endorse it to their creditors.  Generally, banks require us to provide a guarantee with its bank deposit, at an amount determined by the bank. See Note 10 – Restricted Cash.

Notes payable consists of the following on September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Bank acceptance bills, non-interest bearing. Secured by restricted cash of $0 and $544,481 at September 30, 2011 and December 31, 2010, payable on demand.	$-	$544,481
	$-	$544,481

NOTE 13 – NOTES PAYABLE – RELATED PARTY

On July 1, 2011, we consolidated our notes payable to China Direct Industries, Inc. (“China Direct”), a Florida company and a principal share holder of our company, into one promissory note in the amount of $987,420, which is due on December 31, 2011, and bears interest rate of 4% per annum, payable on the due date of the note.

On July 1, 2011, we issued another promissory note payable to China Direct in the amount of $20,000 reflecting expense amounts paid by China Direct on our behalf. This promissory note is due on June 30, 2012 and bears interest rate of 4% per annum, which is payable on the due date of the note.

NOTE 14 – DUE TO RELATED PARTY

At September 30, 2011 and December 31, 2010, our related party payable to former Ziyang Ceramics shareholders and China Direct, our corporate management service provider and owner of approximately 13% of our common stock, was $564,399 and $0, respectively, comprised of the following:

	September 30, 2011	December 31, 2010
Interest payable	$10,074	$-
Professional fees	54,325	-
Consulting fees	500,000
	$564,399	$-

The interest payable of $10,074 reflects the accrued interest on the $1,007,420 of promissory notes due to China Direct--see Note 13 – Notes Payable – Related Party.

The professional fees represent legal, auditing, public and investor relations fees that have been paid by China Direct on our behalf.

The consulting fees is our obligation to pay China Direct $500,000 as compensation for certain consulting services China Direct provided to us that were completed on June 30, 2011 as discussed in Note 1 – Organization and Operations. We agreed to pay the $500,000 when we receive the proceeds under a note receivable discussed in Note 6 – Notes Receivable.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 15 – OTHER PAYABLE

Other payable primarily consists of amounts due for construction services and goods related to the construction of our new porcelain wall tile production line and amounts payable to social security funds in accordance with the Chinese laws and regulations.

	September 30, 2011	December 31, 2010
Payables related to construction in progress	$529,274	$-
Social security payable	1,302,669	706,616
Other payable	19,501	46,386
Total	$1,851,444	$753,002

NOTE 16 – DIVIDEND PAYABLE

On February 23, 2011, Ziyang Ceramics declared a dividend of RMB 20,000,000 ($3,094,538 at time of declaration) payable to its shareholders and paid RMB 10,000,000 ($1,541,212 at time of payment) in cash on June 15, 2011.

NOTE 17 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) among us, China Ziyang Technology and its shareholder Best Alliance Worldwide Investments Limited (“BAW”) which owned 100% of the outstanding shares of Ziyang Ceramics.

Under the Share Exchange Agreement, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”) representing approximately 54.0% of our issued and outstanding shares and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and is automatically convertible into 7,369,966 shares of our common stock after giving effect to and upon completion of the  400 for 1 reverse stock split we plan to implement pursuant to the terms of the convertible note (the “Post-Reverse Split Shares”) for 100% of the outstanding shares of China Ziyang Technology. On September 30, 2011 we amended the Convertible Promissory Note issued to BAW to eliminate the requirement for payment of interest. The Pre-Reverse Split and Post-Reverse Split Shares when issued will represent approximately 79.6% of our issued and outstanding common stock and is hereinafter referred to as the “Share Exchange”. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries.

As discussed in Note 1, on June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. and its affiliate (“China Direct”), substantial shareholders of our company, whereby China Direct agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets.   As compensation for China Direct’s services that were completed on June 30, 2011, we issued China Direct a convertible promissory note in the principal amount of $11,075,206 (the “China Direct Convertible Note”) and agreed to pay China Direct $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone Development Limited.  The China Direct Convertible Note bears interest at the rate of 3% per annum and is automatically convertible into 1,538,223 shares of our common stock, after giving effect to and upon completion of the 400 for 1 reverse stock split we plan to implement in connection with our acquisition of China Ziyang Technology. On September 30, 2011 we amended the China Direct Convertible Note to eliminate the requirement for payment of interest. Because the terms of the China Direct Note are such that it can only be settled through the issuance of our common stock, we accounted for the note as an equity transaction and included it as Additional paid in capital on our balance sheet as of June 30, 2011.

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The Convertible Promissory Note issued to BAW and the China Direct Convertible Note were structured in the manner of a recapitalization such that the notes will be settled only in shares of our common stock. The terms of the promissory notes provided that, immediately following the date on which we shall have filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida increasing the number of its authorized shares of Common Stock or upon completion of a reverse stock split so that there are a sufficient number of authorized shares of our common stock to permit a full conversion of the principal amount of these notes, all amounts will automatically convert into shares of our Common Stock at the predetermined conversion price without any action of the holders. In addition, as the shareholders of BAW and Ziyang Ceramics are the same individuals, who became our controlling interest holders, approval from shareholders to increase authorized shares or to reverse split currently outstanding common stock is deemed within our control. Accordingly, the Convertible Promissory Notes were accounted for as additional paid in capital.

Other than for accrued interest, the number of shares in which the Convertible Promissory Note issued to BAW and the China Direct Convertible Note are convertible into is not subject to adjustment unless, during the time the notes are outstanding, we were to declare a stock dividend or make other distributions of its common stock or if we were to merge with or transfer its assets to an unrelated entity.

Stock Options

Stock option activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	8,500,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2011	8,500,000	$0.09

Common Stock Warrants

Between August and October, 2007 we sold units of our securities consisting of 47,706,735 shares of common stock and granted common stock purchase warrants to purchase 52,477,408 shares of common stock with a par value of $0.001 per share, exercisable at $0.12 per share. Under the terms of this subscription agreement, in the event we were to issue any shares of common stock or securities convertible into shares to any third party purchaser at a price less than the offering price, each purchaser has the right to apply the lowest such price. We noted the guidance provided under EITF Issue No. 07-5 “ Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock ,” effective for financial statements issued for fiscal years beginning after December 15, 2008 (including the succeeding content under ASC Section 815-40-15), and determined that such a feature, commonly known as a most favored nations provision, rendered these warrants not indexed to our own stock, which require the warrants to be recorded at fair value as a derivative liability

At September 30, 2011, we had 10,450,001 warrants outstanding that were subject to the most favored nations’ provision and a related derivative liability of $33,851.  Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at September 30, 2011 were as follows:

Expected life (years)	0.50 – 1.00
Risk free rate of interest	0.06 – 0.13%
Volatility	310%
Dividend yield	0%

CHINA AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Stock warrant activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	54,775,408	$0.08
Granted	-	-
Exercised	-	-
Expired	(98,000)	-
Balance at September 30, 2011	54,677,408	$0.08

NOTE 18 – STATUTORY RESERVE

Entities in China are generally required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve equals 50% of the entity’s registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP.  Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the welfare fund.

NOTE 19 – CONCENTRATIONS OF CREDIT RISK

(i) Credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents. As of September 30, 2011, substantially all of our cash and equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that we are not exposed to significant risks on such accounts.

(ii) Foreign currency risk

We cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date.  The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

On October 7, 2010, we entered into a guarantee agreement with the China Agriculture Bank Zhucheng Branch, under which we guaranteed repayment of the loan in the amount of RMB 15,000,000 (approximately $2,308,000) that the bank issued to Zhucheng Chunguang Electronics Co., a third party, for a term of two years. In the event that the borrower, Zhucheng Chunguang Electronics Co., defaults on the loan, we are liable to repay the full principal, accrued interest, penalty and/or related litigation expenses, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding unaudited consolidated financial statements and the related footnotes, and Form 8-K (Amendment No.3) filed with the SEC on October 26, 2011.

Overview

COMPANY'S ORGANIZATION AND BUSINESS FROM 2007 TO JUNE 2011

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

ACQUISITION OF CHINA ZIYANG TECHNOLOGY AND ZIYANG CERAMIC IN JUNE 2011

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange”) to acquire all of the issued and outstanding capital stock of China Ziyang Technology Co., Limited, a Hong Kong company (“China Ziyang Technology”). China Ziyang Technology owns 100% of the capital stock of Ziyang Ceramic Company Limited, a Chinese company (“Ziyang Ceramics”). Ziyang Ceramics is a manufacturer and distributor of porcelain tiles used for residential and commercial flooring in the PRC. Under the terms of the Share Exchange, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”), representing approximately 54.0% of our issued and outstanding shares, and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and will automatically convert into 7,369,966 shares of our common stock, after giving effect to a proposed 400 for 1 reverse stock split of our common stock (the “Post-Reverse Split Shares”), for 100% of the outstanding shares of China Ziyang Technology. On September 30, 2011 we amended the Convertible Promissory Notes issued to BAW to eliminate the requirement for payment of interest.

We did not have sufficient number of authorized shares at the time the transaction was completed to issue the full amount of shares required for the acquisition of China Ziyang Technology. Therefore, we issued the convertible note which automatically converts into the Post Reverse Split Shares once the 400 for 1 reverse stock split becomes effective. The Pre-Reverse Split and Post-Reverse Split Shares, when issued, will represent approximately 79.6% of our issued and outstanding common stock.

As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries. The Share Exchange was accounted for as a reverse merger and recapitalization of China Ziyang Technology whereby China Ziyang Technology is the considered the acquirer for accounting purposes and the 236,013,800 shares of our common stock and the BAW Convertible Note were accounted for as paid in capital of the Company.

Effective as of June 30, 2011, our Board of Directors elected to change our fiscal year from September 30 to December 31 consistent with the fiscal year end of Ziyang Ceramics.

CURRENT ORGANIZATION AND BUSINESS OPERATIONS

Ziyang Ceramics' Business Overview

Since June 30, 2011, our business is conducted through our Ziyang Ceramics subsidiary, which manufactures and distributes porcelain tiles used for interior residential and commercial flooring and walls. Ziyang Ceramics was established in January 2006. Since its inception, Ziyang Ceramics has expanded its operations to include two production lines with annual total production capacity of approximately 11 million square meters of porcelain flooring tiles in more than 50 different size and color combinations. Ziyang Ceramics sells porcelain flooring tiles under the “Fuyunde”, “Luckway” and “GEF” brand names through a distribution network of approximately 150 distributors across 10 provinces concentrating on major second and third tier cities primarily in Eastern and Central China.

In August 2011, Ziyang Ceramics launched the productions of a newly built line of interior porcelain wall tiles with annual production capacity of approximately 80 million square feet. In third quarter of 2011, we also made an investment of approximately $90,000 to build a fully automated packaging line that has significantly improved our packaging efficiency and quality while reducing labor cost. In addition, we also invested approximately $125,000 to upgrade our warehouse logistics system which will substantially reduce labor cost and overhead expenses. Ziyang Ceramics also owns mining rights to extract approximately 638,000 tons of white clay raw material which it plans to use for its own production and sell to third parties.

Ziyang Ceramic sales of its finished goods are exempt from a 17% value added tax and is entitled to a deduction from income taxes in an amount equal to 10% of its revenues because it recycles gas and heat and uses certain types of raw materials in the manufacture of its products. Eligibility for these tax benefits is subject to review every two years with the next renewal date on January 1, 2013.

Our three principal flooring tile product categories are: (i) patterned polished porcelain tiles, (ii) ultra bright porcelain tiles, and (iii) polycrystalline porcelain tiles launched in the fourth quarter of calendar 2010. In addition, we sell white clay from our mines to third parties.

Description of Flooring Tile Products


Patterned polished porcelain tiles. These tiles are high density, high strength tiles with low water absorption characteristics.  They are extremely durable and have antibacterial, high stain resistant, wear-resistant, and anti-slip qualities making them especially suitable for public and residential use.


Ultra bright polished porcelain tiles. The surfaces of these tiles are treated with a nano-particle based coating that forms a bacterial resistant glossy mirrored surface. These tiles are super wear-resistant, stain resistant, acid- resistant and have low water absorption and non-slip qualities.  Fired under high temperature and with the use of special penetrating technology, these tiles result in soft colors and elegant surface patterns, suitable for high-end decorative residential use.


Polycrystalline porcelain tiles. Polycrystalline tiles have elegant, natural-looking marble like patterns. The surface is delicate, transparent, glossy, and feels like jade. This product is antibacterial and environmentally friendly. These tiles are frost resistant, thermal shock resistant, wear- resistant, and acid- resistant. This product is superior to natural granite and can be used as high-end decorative paving products for residential and commercial use.

In August 2011, we also began production of interior porcelain wall tiles in our new production line facility. These interior porcelain wall tiles are categorized as (i) premium interior porcelain wall tile, (ii) quality interior porcelain wall tile, and (iii) standard interior porcelain wall tile.

Ziyang Ceramic Consulting Agreement with China Direct

On June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. and its affiliate (“China Direct”), substantial shareholders of our company, whereby China Direct agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets.  As compensation for China Direct’s services that were completed on June 30, 2011, we issued China Direct a convertible promissory note in the principal amount of $11,075,206 (the “Convertible Note”) and agreed to pay China Direct $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone Development Limited. This Convertible Note bears interest at the rate of 3% per annum and is convertible into 1,538,223 shares of our common stock after giving effect to the Reverse Stock Split. On September 30, 2011, we amended the Convertible Promissory Note issued to China Direct to eliminate the requirement for payment of interest. The services China Direct Investments provided to us included an evaluation of several different business opportunities, including the acquisition of China Ziyang Technology and China Ceramic. The Convertible Note will be accounted for as an expense of our company prior to the merger and recapitalization with China Ziyang Technology and the resulting effect in net equity was eliminated upon completion of reverse merger and recapitalization with China Ziyang Technology.

COMPARATIVE ANALYSIS DISCLOSURE DUE TO RECENT ACQUISITIONOF ZIYANG CERAMIC

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information of Ziyang Ceramic for the three and nine months ended September 30, 2011 and 2010. As discussed above, Ziyang Ceramic was acquired as of June 30, 2011 and, therefore, was not part of our results of operations for prior reported periods, as filed with the SEC.

Our Overall Performance

Three months ended September 30, 2011 compared to same period in 2010

           Our net revenues of $12.0 million for the quarter ended September 30, 2011 represented an increase of $3.4 million, or 38.7%, over the same period in 2010. Our operating income for the quarter ended September 30, 2011 was $3.7 million, or 36.5% increase, compared with $2.7 million for the same period in 2010.  Net income for the quarter ended September 30, 2011 was $3.1 million, or 42.3% increase, compared with $2.2 million for the same period in 2010.

Nine months ended September 30, 2011 compared to same period in 2010

           Our net revenues of $29.4 million for the nine months ended September 30, 2011 represented an increase of $6.5million, or 28.3%, over the same period in 2010. Our operating income for the nine months ended September 30, 2011 was $8.7 million, or 22.1% increase, as compared with $7.1 million for the same period in 2010.  Net income for the nine months ended September 30, 2011 was $7.1 million, or 25.5% increase, compared with $5.7 million for the same period in 2010.

Results of Operations for 2011 compared to 2010

Net Revenues:

Net revenues for the quarter ended September 30, 2011 amounted to $12.0 million for an increase of $3.4 million, or 38.7%, over the same period in 2010 due primarily to higher sales volume of our higher priced premium polycrystalline porcelain tiles with a gross profit margin contribution of approximately 82.4%, coupled with new line of interior porcelain wall tile launched in August of 2011, with a gross profit margin contribution of approximately 5.3%. Net revenues for the nine months ended September 30, 2011 amounted to $29.4 million for an increase of $6.5 million, or 28.3%, over the same period in 2010 due primarily to increased sales volume of our higher priced premium polycrystalline porcelain tile which accounted for approximately 82.4% of our gross profit margin for this period. Although we have seen a decline in total units sold of approximately 8% in 2011 compared to 2010, the decrease in total sales volume was more than offset by higher sales volume of our higher priced premium polycrystalline porcelain tiles. We launched the polycrystalline porcelain tiles in the fourth quarter of 2010. On average, the polycrystalline porcelain tiles sold for about 50% premium over the price of our patterned polished porcelain tiles, and accounted for approximately 41% of the total sales volume and 75% of our sales revenues, excluding foreign currency translation, during the nine months ended September 30, 2011.

Cost of Sales:

Cost of sales amounted to $7.6 million for the quarter ended September 30, 2011, an increase of $2.1 million, or 38.1%, while cost of sales as a percentage of sales revenues remained the same at approximately 63.0% when compared to the same period in 2010. For the nine months ended September 30, 2011, cost of sales amounted to $18.8 million, an increase of $4.3 million, or 29.8%, while cost of sales as a percentage of sales revenues increased slightly to 64.0% from 63.3% compared with the same period in 2010. The increase for the nine months of 2011was due primarily to the higher production costs associated with the polycrystalline porcelain tiles due to higher demand for this premium product line, which resulted in an increase of raw material, utilities and labor costs.

Gross Profit:

  Gross profit in the third quarter of 2011 amounted to $4.4 million, an increase of $1.3 million, or 39.8% compared with the same period in 2010.  For the nine months ended June 30, 2011, gross profit amounted to $10.6 million, an increase of $2.2 million, or 25.7% compared with the same period in 2010.  Gross profit margin for the third quarter of 2011 remained consistent with the same period in 2010 at approximately 37.0%. For the nine months ended September 30, 2011, gross profit margin remained consistent with the same period in 2010 at approximately 36.0%. Gross profit margins for the quarter and nine months ended September 30, 2011 benefited from the increase in sales revenues, particularly from our premium series of polycrystalline porcelain tiles and the newly launched line of interior porcelain wall tiles, offset by increases in cost of sales due primarily to increases in raw materials, wages and benefits for manufacturing employees (labor costs), and higher fuel costs.

Operating Expenses:

Selling Expenses

Selling expenses in the third quarter of 2011 amounted to $54,503, an increase of $9,791, or 21.9%, compared with the same period in 2010.  For the nine months September 30, 2011, selling expenses amounted to $148,956, an increase of $39,571, or 36.2%, compared with the same period in 2010.  As a percentage of sales revenue, selling expenses remained comparatively the same at 0.5% of sales revenues for both 2011 and 2010. The increase was due primarily to sales agency and expenses related to promotion and new orders for our higher priced premium polycrystalline porcelain tiles and interior porcelain wall tiles.

General and Administrative (G&A)

G&A expenses in the third quarter of 2011 amounted to $0.7 million, an increase of $0.3 million, or 61.4%, compared with the same period in 2010.  For the nine months ended September 30, 2011, G&A expenses amounted to $1.8 million, for an increase of $0.6 million, or 45.9%, compared with the same period in 2010. As a percentage of sales revenue, G&A remained comparatively the same at approximately 6.0% for both the quarter and first nine months of 2011, and at 5.1% and 5.3%, respectively, for the same periods in 2010. The increase for the quarter and nine months of 2011 was due primarily to salary increases for sales and administrative employees, higher cost of welfare benefit programs due to higher inflation, as well as increases in research and development, and travel expenses due to the new production line for interior porcelain wall tiles coming into operation during the third quarter of 2011.

Other Income and Expenses:

Interest income increased to $0.1 million for the quarter ended September 30, 2011 from $5,991 for the same period in 2010.  Interest income was $0.3 million for the nine months ended September 30, 2011, as compared to $16,447 for the same period in 2010. The increase is attributable to interest on a $3.0 million loan we made to the Zhucheng City Da Zhong Hospital on October 29, 2010 at 12% interest.

Interest expense of $0.2million in the third quarter of 2011 represents an increase of $62,051 from the same period in 2010.  For the nine months ended September30, 2011, interest expense increased to $0.4 million, or an increase of $0.2 million from the same period in 2010. The increase is mainly due to higher average indebtedness in 2011 compared to 2010.

Income Tax Expense:

Our income tax expense in 2011 and 2010 reflects an effective tax rate of approximately 17%. The statutory rate in the PRC is 25%. We are entitled to a deduction from income taxes in an amount equal to 10% of our revenues by recycling gas and heat and through our use of certain types of raw materials in manufacturing of our products. Eligibility for this tax benefit is subject to review every two years with the next renewal date on January 1, 2013.

Net Income:

Net income in the third quarter of 2011 increased to $3.1 million, or 42.3% , compared to $2.2 million for the same period in 2010.  For the nine months ended September 30, 2011, net income increased to $7.1 million, or 25.5%, compared to $5.7 million for the same period in 2010. The increase in net income for both the quarter and nine months ended September 30, 2011 was the result of higher sales volume and revenues from our premium line of polycrystalline porcelain tiles, partially offset by higher production costs for manufacturing labor, raw materials and utilities, and operating expenses, as discussed above

Our Outlook

The demand for ceramic products, especially high-quality, multi-featured green products in the PRC continues to increase, driven by urbanization, growth of the second and third tier cities, rural housing renovation and government sponsored social welfare housing.  We believe this trend will continue in the foreseeable future.  In 2011, the Chinese ceramic industry has experienced significant product upgrading and branding campaigns driven by consumer demand for these products. In such market environment, our polycrystalline porcelain tiles, as premium or high-end flooring decorative products, have gained market traction at all levels of consumer's demand. At the same time, the Chinese government has implemented stricter policies on energy consumption and pollution control pressuring the ceramic tiles industry to seek environmental-friendly and low carbon operations.

We successfully upgraded our product offerings and improved operational efficiencies. In August 2011, our newly-built production line of interior porcelain wall tiles, the high-end wall decorative products, was launched into production. We expect this new premium product series to contribute to our expansion in market sales in the fourth quarter of 2011 and future years.

In future years, we will continue to rely on our competitive advantages over ownership of mineral resources, well-established distribution network and financing capability to expand and upgrade our product combinations to a mixture of high-end and intermediate offerings, and thus establish market recognition and acceptance of our high-end brands and premium products.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operational cash requirements.  As of September 30, 2011, we had a working capital deficit of $1.1 million, compared with $0.5 million at December 31, 2010.

We expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital:

	An increase in working capital requirements to finance the overall growth of our company;
	Capital expenditures for additional equipment to support increases to our production capacity;
	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
	The additional costs, including legal accounting and consulting fees, of being a public company and the related compliance activities.

The following table summarizes the components of our working capital as of September 30 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	Increase (Decrease)	Percent
Current assets:
Cash	$5,849,559	$4,851,436	$998,123	20.57%
Note receivable	1,728,340	-	1,728,340	N/A-
Loan receivable	3,130,625	3,085,393	45,232	1.47%
Accounts receivable	348,750	455,004	(106,254))	(23.35)%
Inventories	3,095,687	2,550,636	545,051	21.37%
Prepaid expenses and other current assets	206,476	56,854	149,622)	263.17%
Total current assets	$14,359,437	$10,999,323	$3,360,114	30.55%

Current liabilities:
Accounts payable and accrued expenses	$2,114,314	$1,480,395	$633,919	42.82%
Due to related party	564,399	-	564,399	N/A-
Notes payable – related party	1,007,420		1,007,420	N/A
Loans and notes payable	7,435,235	8,636,075	(1,200,840))	(13.9)%
Advances from customers	163,783	255,448	(91,665))	(35.88)%
Dividend payable	1,565,313		1,565,313	N/A-
Taxes payable	763,418	357,874	405,544	113.32%
Derivative liability	33,851	-	33,851	N/A-
Other payables	1,851,444	753,002	1,098,442	145.88%
Total current liabilities	$15,499,176	$11,482,794	$4,016,382	35.0%

The note receivable in the amount of $1.7 million as of September 30, 2011 pertains to a portion of the proceeds from the sale of our former subsidiary, AoHong Chemical, in June of 2011. The note matures December 31, 2011.  Upon receiving payment on this note, we will be required to pay our corporate management services provider, China Direct Investments, Inc. (“China Direct”) $0.5 million in cash under the terms of a consulting agreement we entered into with China Direct.

The loan receivable of $3.1 million at September 30, 2011 and December 31, 2010 relates to a loan we made to Zhucheng Public Hospital, which is secured by its land use right, property and fixed assets. The interest on the loan is 12% per annum and principal balance, plus accrued and unpaid interest, was due on October 28, 2011.

Due to related party of $0.6 million as of September 30, 2011 reflects the $0.5 million due to China Direct related to the consulting agreement discussed above, as well as an additional $0.1 million of expenses paid by China Direct on our behalf.

Loans and notes payable of $7.4 million at September 30, 2011 and December 31, 2010 consist of various short term loans and bank acceptance bills with financial institutions in the PRC.  The proceeds from these loans were generally used for working capital purposes and to expand our porcelain tile production capacity.

On February 23, 2011, Ziyang Ceramics declared dividend of RMB 20,000,000 ($3,094,538 at time of declaration) payable to its shareholders of record as of the date the dividend was declared and paid RMB 10,000,000 ($1,541,212 at time of payment) in cash on June 15, 2011.  Ziyang Ceramics intends to pay the $1,565,313 balance of the dividend payable in fiscal 2011 subject to availability of cash.

Other payable primarily consists of amounts due for construction services and goods related to the construction of our interior porcelain wall tile production line and amounts payable to social security funds in accordance with the Chinese laws and regulations.

NET CASH FLOW FROM OPERATING ACTIVITIES:

Cash flow from operations continues to provide us with liquidity and capital resources for working capital requirements, capital expenditures and debt service.  For the nine months ended September 30, 2011, cash provided by operating activities was $9.4 million compared to $5.9 million for the same period in 2010.  The increase is due primarily to favorable changes in our working capital accounts particularly in accounts payables other payables related to the expansion of our production capacity.

NET CASH FLOW FROM INVESTING ACTIVITIES:

Cash used in investing activities consists solely of expenditures for property, plant, and equipment and were $5.6 million for the nine months ended September 30, 2011, compared to $0.1 million for the same period in 2010.  The increase was due primarily to the purchase and installation of a new production line to expand our production of interior porcelain wall tiles.

NET CASH FLOW FROM FINANCING ACTIVITIES:

Cash used in financing activities was $2.5 million for the nine months ended September 30, 2011, compared to $4.2 million for the same period in 2010. The decrease was due primarily to repayment of loans payable and a reduction in dividends paid.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Revenue Recognition

We follow the guidance of ASC 605, ‘Revenue Recognition,” and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in fiscal 2011 and fiscal 2010 include the allowance for doubtful accounts of accounts receivable, and the useful life of property, plant and equipment.

Fair Value of Financial Instruments

We follow ASC 820, “Fair Value Measurements and Disclosures,” (SFAS 157), as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, on the effective date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC 820 (SFAS 157) defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Comprehensive income

We follow ASC 205, “Presentation of Financial Statements, and ASC 220 (SFAS 130), “Reporting Comprehensive Income,” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income includes net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Impairment of long-lived assets

In accordance with ASC 360-10 (SFAS 144), “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the nine month periods ended September 30, 2011 and 2010, respectively.

Acquisitions

We account for acquisitions using the acquisition method of accounting in accordance with ASC 805 (SFAS 141R), Business Combinations. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety and review the risks described in "Item 1A. - Risk Factors" in our Annual Report Form 10-K for the year ended September 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) and in our Current Report on Form 8-K/A (As Amended) as filed with the SEC on July 7, 2011. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Our evaluation excluded business activities at Ziyang Ceramics, which we acquired on September 30, 2011, comprised all of our revenues for the nine months ended September 30, 2011 and approximately 95% of our consolidated total assets at September30, 2011.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of September 30, 2011 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended September30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found in our Current Report on Form 8-K/A (Amendment No.3) filed with the SEC on October 26, 2011 and under Item 1A, “Risk Factors”, in our 2010 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

  None.

ITEM 6.  EXHIBITS.

Exhibit No.		Description of Exhibit
10.35		Amendment dated September 30, 2011 to 3% Convertible Promissory Note dated June 30, 2011 between China America Holdings, Inc. and Best Alliance Worldwide Investments Limited.
10.36		Amendment dated September 30, 2011 to 3% Convertible Promissory Note dated June 30, 2011 between China America Holdings, Inc. and China Direct Investments, Inc. and Capital One Resources, Ltd.

31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AMERICA HOLDINGS, INC.
Date: November 14, 2011	By: /s/ Lingbo Chi
Lingbo Chi, Chief Executive Officer

Date: November 14, 2011	By: /s/ Ping Wang
Ping Wang, Chief Financial Officer (principal financial and accounting officer)