Form 10-K
period 2011-12-31
Ziyang Ceramics Corp
filed 2012-03-29
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-53874

ZIYANG CERAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	82-0326560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

LvBiao Industrial Park, Longdu Street, Zhucheng City, Shangdong Province China
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	86-536-6046925

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $7,860,000 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  1,093.031 shares of common stock are issued and outstanding as of March 21, 2012.

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

ZIYANG CERAMICS CORPORATION
FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern,
•	our management’s lack of experience in operating a public company and the location of our management in the PRC,
•	adverse factors impacting our customer’s business,
•	increases in the price of or lack of availability of raw materials,
•	dependence on our management,
•	competition in the ceramics industry,
•	adverse affects of power shortages,
•	unsuccessful research and development efforts and lack of market acceptance of new products,
•	inability to manage our business expansion,
•	infringement by third parties on our intellectual property rights,
•	our inadvertent infringement of third-party intellectual property rights,
•	PRC government fiscal policy that affect real estate development and consumer demand.
•	availability of skilled and unskilled labor and increasing labor costs,
•	lack of insurance coverage and the impact of any loss resulting from third party liability claims or casualty losses,
•	violation of Foreign Corrupt Practices Act or China anti-corruption laws,
•	economic, legal restrictions and business conditions in China,
•	adverse impact of recent Chinese accounting scandals,
•	lack of audit committee financial experts on our Board of Directors and lack of experience with U.S. GAAP by our accounting staff, and
•	limited public market for our common stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in  Item A. Risk Factors.  Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ziyang Ceramics", "we"", "our", the "Company" and similar terms refer to Ziyang Ceramics Corporation, a Florida corporation formerly known as China America Holdings, Inc., and our wholly-owned subsidiary China Ziyang Technology Co., Limited, a Hong Kong company (“China Ziyang Technology”) and its wholly-owned subsidiary Ziyang Ceramic Company Limited, a Chinese company. In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011, “2010” refers to the year ended December 31, 2010, and “2012” refers to the year ending December 31, 2012.

All share and per share information contained herein gives effect to the 400:1 reverse stock split effective January 27, 2012.

The information which appears on our website at www.ziyangcorp.com is not part of this report.

ii

PART I

ITEM 1.                                DESCRIPTION OF BUSINESS.

Ziyang Ceramics manufactures and distributes porcelain tiles used for interior residential and commercial flooring and walls. Ziyang Ceramics was established in January of 2006 and is located in Zhucheng City of Shangdong Province in the People’s Republic of China ("PRC"). Since its inception, Ziyang Ceramics has expanded its operations to presently include two operational production lines with annual total production capacity of approximately 118 million square feet (approximately 11 million square meters) of porcelain floor tiles in more than 50 different size and color combinations. In August 2011, Ziyang Ceramics completed the construction and installation of a new production line for interior porcelain wall tiles with annual production capacity of approximately 81 million square feet (approximately 7.5 million square meters). This new line commenced production in August 2011.

We sell porcelain floor tiles under the “Fuyunde,” “Luckway,” and “GEF” brand names through a distribution network of approximately 165 distributors across 10 provinces concentrating on major second and third tier cities primarily in Eastern and Central China. We own mining rights to extract approximately 20,738,716 metric tons of white clay raw material which we use for our own production and sell to third parties as well. In 2011, we extracted approximately 108,137 metric tons of white clay and sold about 60% of the extraction amount to third parties.

Our Corporate Structure

The chart below illustrates the current structure of our Company:

Our products

Our four principal product categories include:

•
Patterned polished porcelain floor tiles. These tiles are high density, high strength tiles with low water absorption characteristics. They are extremely durable and have antibacterial, high stain resistant, wear-resistant, and anti-slip qualities making them especially suitable for public and residential use.

•
Ultra bright polished porcelain floor tiles. The surfaces of these tiles are treated with a nano-particle based coating that forms a bacterial resistant glossy mirrored surface. These tiles are super wear-resistant, stain resistant, acid- resistant and have low water absorption and non-slip qualities. Fired under high temperature, these tiles result in soft colors and elegant surface patterns, suitable for high-end decorative residential use.

•
Polycrystalline porcelain floor tiles. Polycrystalline tiles have elegant, natural-looking marble like patterns. The surface is delicate, transparent, glossy, and feels like jade. These tiles are frost resistant, thermal shock resistant, wear- resistant, and acid- resistant. Our polycrystalline tiles can be used as high-end decorative paving products for residential and commercial use.

•
Interior porcelain wall tiles. The glaze of these tiles has the shiny and smooth appearance with very few pinholes and fluxing holes, allowing a large variety of colorful designs of patterns. This product is nonabsorbent, resistant against smudges, and easy to clean up. In addition, this product is easy to cut, paste, and install in the setting.

The distributor prices of our products range from $0.37 to $4.00 per piece.

Our industry

According to the research report on Chinese ceramics industry released by China Research and Intelligence Co., Ltd., in September 2010, the PRC has been the largest ceramic tile producer providing approximately two-third of the world’s supply in 2009 and remains as the world’s largest exporter of ceramic tiles. According to data compiled by the Italian Ceramic Manufacturers Association, worldwide demand for ceramic tile has been rising by 3% to 5% per year since 2009, while demand in Europe and within the PRC is expected to rise in future years by 9% per year. According to the Chinese Ministry of Construction, it is estimated that from 2009 to 2014, the PRC’s new construction will cover 7.4 million acres.

The development of the PRC’s ceramic tiles industry is closely related to the overall national economic development, especially with the unprecedented urbanization in China. In 2011, the PRC’s gross domestic product (GDP) reached approximately $7.50 trillion as announced by China’s National Bureau of Statistics (NBS) in January 2012.   Construction and real estate investment and related industries continue to be one of the main drivers of GDP growth, representing approximately 20% of its GDP. However, since 2010 the Chinese government has taken a series of tightening measures in an effort to slow economic growth and inflation. As a result, commercial and residential real estate development in the tier one cities such as Beijing and Shanghai has declined and we anticipate that the decline of real estate development in the tier one cities will continue in fiscal 2012.

We believe that the prospects for future growth in domestic demand for ceramic tile products depends on the following economic factors and government policies intended to influence the construction and real estate development sections of the Chinese economy:

•           Urbanization: A research report released by Center for Strategic & International studies (CSIS) in 2004 predicts that the urbanization trend in the PRC over the past 20 years is expected to continue with estimates of nearly 400 million new urban residents by 2030 (an increase of 47% of the total population to more than 64%) exceeding the population of the United States. These increases are expected to benefit the construction industry for many years to come. Additionally, the construction materials industry in the PRC is expected to benefit from two other trends associated with urbanization: (1) population growth and (2)increasing standards of living reflected in the demand for larger living space. McKinsey Global Institute (MGI) projected in the report Meeting the Challenges of China’s Growing Cities released in 2008 that the PRC’s urban population will expand from 572 million in 2005 to 926 million in 2025 and reach one billion by 2030. As a result, we believe that commercial and residential construction will continue to expand to support the continued growth in the demand of our products.

•           Growth of Tier II/Tier III cities: Tier II and Tier III cities are major cities with populations exceeding 1 million that in many cases live in homes that do not meet modern standards. China's Tier-II cities account for in excess of 88% of the country's GDP and have experienced rapid increases in household disposable income per capita and retail sales. Economic activities from these cities are estimated to continue to drive the PRC’s GDP growth. Continuing growth of these cities will result in demand for residential and commercial construction and renovation projects generating growing demand for our products.

•           Rural Development: Rural areas will be one of the major growth developments for the ceramic industry in the coming decade due in part to the subsidies for rural housing renovation from central and local governments. We expect to see continued growth in this market for our products in the near future.

•           Social welfare housing: the PRC is aggressively promoting social welfare housing construction programs nationwide. As announced by Chinese Premier Mr. Wen in March 2011, the Chinese central government will appropriate RMB 103 billion yuan (approximately $16 billion) to local governments for welfare housing projects and urge local governments to expand investment in welfare housing and extensively utilize social resources. The program is expected to produce approximately 36 million units of welfare apartments during the years from 2011 to 2015. In 2011, China completed 4.32 million units of low-income urban housing and began construction on a further 10.43 million units. Premier Mr. Wen projected in his report to the Parliament’s Annual Session in March 2012 that China targets completion of 5 million units of low-income housing in 2012 and will start construction of another 7 million units. We believe that the PRC central government’s push for social welfare housing will further increase the demand for our products in 2012.

Our production process

Our production process takes approximately 83 hours. All three of our production lines operate on a 24 hour basis annually allowing for approximately 10 days for maintenance and repair during Chinese New Year. Our current annual production capacity is approximately 118 million square feet (approximately 11 million square meters) of porcelain flooring tiles and 81 million square feet (approximately 7.5 million square meters) of interior porcelain wall tiles. We were running at about 80% of the capacity in 2011.Our production process can be categorized into the following eight steps:

•
Raw Material Inspection. Ensuring the quality of raw materials is essential in porcelain production as the chemical specifications of key components such as clay, feldspar, porcelain stone and other minerals can vary depending on their origin. Our quality control inspectors examine and test the physical and chemical specifications of each shipment of raw materials to ensure it meets specified standards. Raw materials that meet the required standards are stored and those that do not are rejected.

•
Mixing. Raw materials are mixed in large vats capable of holding approximately 30 metric tons of raw materials. Electronic scales are used to achieve precise mixture ratios we developed for each product line.

•
Grinding/Iron removal/Sifting. The prepared mixture is then moved into a ball mill grinder where it is grinded for approximately 14 hours to achieve the desired particle size, consistency, moisture content, and flow rate. After inspection of the materials and addition of a coloring agent, a sizing agent is added to achieve the desired strength and water-repelling characteristics. A procedure to remove iron impurities that cause discoloring is performed. Finally the mixture in run through a vibrating sifter to remove large particles and impurities that may cause defects to the tile’s surface.

•
Spray granulation. The material is then moved to a spray drying tower where the moisture content is reduced to form even granules at a prescribed moisture content. The granules are then stored for over 24 hours to ensure uniformity and consistency.

•	Molding. The processed materials are then poured into molds through a feeder and pressed to form the desired size and shape known as a "bisque."

•
Drying and Firing. The bisques are dried using residual heat from the kilns at temperatures that reach 180º C in order to achieve a desired level of hardness and minimize cracking. The dried bisques are then fired in a coke gas fired, machine controlled kiln at uniform temperatures reaching 1210ºC where it goes through a series of physical and chemical reactions to reach the specifications required for each product.

•
Polishing. Once cooled, the tiles are sent to polishing machines to cut and polish their surface to ensure shine and smoothness. The surface of the tiles is then coated with a layer of wax filler making them stain resistant.

•
Inspection/Packaging. In the final step, the tiles examined to ensure they meet established quality standards and are sorted by grades and packaged by categories. They are then stored and ready for sale.

Our quality control department is involved throughout the entire manufacturing process. During each step of the production process, random samples of the materials are tested to ensure each step is processed accurately. Finished products are thoroughly examined. Based on each tile’s appearance, size, and surface smoothness, they are then sorted, packaged and sold as premium, superior, standard, and substandard grades.

All of our products are manufactured under guideline GB/T19001:2008, a Chinese national standard set by Standardization Administration of China (SAC). This standard follows ISO 9001:2008 which is a standard developed and published by the International Organization for Standardization (ISO) that define, establish, and maintain an effective quality assurance system for manufacturing and service industries. In addition, our porcelain products have been tested and have passed the radioactivity test based on GB6566-2001 standards of radionuclide’s limits in building materials and have received the China Compulsory Certification for each of our product categories issued by the China Building Materials Test and Certification Center.

In September 2010, Ziyang Ceramic received the Green Building Ceramic Recommended Certification of China from China Building Ceramic and Sanitary Ware Association for its Fuyunde brand tiles. The China Building Ceramic and Sanitary Ware Association is a non-profit organization that promotes the healthy development of the ceramics industry and is engaged in the research, design, equipment manufacturing, education, training, construction and foreign trade for this industry.

Customers and sales and marketing

We sell our products directly to our network of approximately 165 distributors primarily in Eastern and Central China. We market our products directly to various distributors in China’s second and third tier cities utilizing our in-house sales team. We participate from time to time in various ceramic and porcelain products trade shows and expositions. In 2011, we exhibited at two domestic ceramic and porcelain products trade shows.

Typically, annual open contracts are signed with our distributors  and subsequently sales volume and prices are determined monthly. More than 90% of our sales in 2011 are paid for at the time of sale with credit terms of up to three months available to only a few of our largest customers. Distributors pickup the products they order from our warehouse in Zhucheng, Shangdong Province.

The Shandong and Henan Provinces are our top two sales destinations, respectively accounting for 69.5% and 12% of our total revenues in 2011. Approximately 81.5% in 2011 and 54% in 2010 of our revenues were from sales within the Shandong and Henan Provinces. The end customers are typically residential developers and urban and rural residents in second and third tier cities.

Raw materials and suppliers

Clay and coal are the two main raw materials required to manufacture porcelain tiles. We have access to our own source of white clay from own mines. We buy other minerals that are required for porcelain production including feldspar, pottery stone, kaolin tailings, and pyrophillite, from third parties.

       We purchase the coal we use to generate coke gas to heat the kilns used in firing our tiles from at least two independent suppliers. Other major sourced materials include kaolin tailings (a clay mineral) and packaging materials. We are not dependent on any one of our PRC based suppliers as we are able to source raw materials from alternative vendors should the need arise. Our major suppliers usually deliver raw materials within one to two months after the receipt of our purchase order. Their typical credit terms for our coal suppliers are from one to two months after the raw materials have been delivered.

We also purchase nano-particle based coating for our ultra bright polished porcelain floor tiles from unrelated third party, which is readily available.

We have sufficient raw materials on hand to support, on average, three weeks of production at any point in time to minimize any potential production delays that could arise due to a delay in raw material delivery. We have not experienced any significant production disruptions due to supply shortages from our suppliers, nor have we had a major dispute with a supplier.

Research and development

We engage in new product development and improvement both through our internal research and development staff and in partnership with industry consultants from time to time. In fiscal 2011,we developed a new product Pilates floor tiles, an advanced type of polycrystalline powder porcelain tiles with mixed appearances of ceramic, porcelain, and stone textures.

Intellectual property

We sell our tiles under the three brand names and registered trademarks listed in the table below. Our trademarks have been registered with the Trademark Office of the State Administration for Industry and Commerce of the Peoples Republic of China (the “SAIC"). Based on our trademark registration and applicable PRC law, we have the exclusive right to use a trademark for products and services for which the trademark has been registered with the SAIC. A trademark registration is valid for 10 years as noted in the “Validity Term" column in the table below, starting from the day the registration was approved:

Brand Name	Trademark	Class/Products	Validity Term	SAIC Registration No.
FUYUNDE		19/Tiles; wave shape tile; non-metallic tile for construction use; non-metallic flooring tile; ceramic tiles; refractory material (wrought material);	From March 28, 2007 to March 27, 2017	4115540
LUCKWAY		19/Tiles; construction use inlay tiles; wave shape tile; non-metallic tile; construction use non-metallic tile; non-metallic flooring tile; glass mosaic; ceramic tiles	From October 28, 2008 to October 27, 2018	4713560
GEF		19/Tiles; construction use inlay tiles; wave shape tile; non-metallic tile; construction use non-metallic tile; non-metallic flooring tile; glass mosaic; ceramic tiles	From August 7, 2009 to August 6, 2019	5343316

In October 2011, we applied to register with SAIC for our trademark Dameiyinghua that will cover our high-end series of porcelain tile products including interior porcelain wall tiles and Pilates floor tiles. The registration process usually takes about one year to complete.  In the third quarter of 2011, we submitted an application for the Patent of Utility Model State Intellectual Property Office of China for technical improvements to increase production efficiency that was developed by our research and development team. The process for application review, verification and approval is expected to take approximately one year.

Competition

The Chinese ceramic tiles industry is fragmented and highly competitive. Led by a few flagship ceramic tiles manufacturers in Eastern China especially in the provinces of Guangdong, Fujian and Shandong, there are numerous smaller producers scattered throughout the PRC. We face intense competition from existing competitors and new market entrants. Most of our competitors are privately owned enterprises that are located throughout the PRC. We believe that we compete primarily based on product quality, brand recognition, and our extensive distributor network.

Government regulation

We operate our business in the PRC under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the SAIC, the Ministry of Commerce, or MOFCOM, the State Administration of Foreign Exchange, or SAFE, and their respective authorized local counterparts.

    Environmental Protection Regulations

In accordance with the China Environmental Protection Law adopted on December 26, 1989, the Administration Supervisory Department of Environmental Protection of the State Council sets the national guidelines for the discharge of pollutants. The PRC’s provincial governments, autonomous regions and municipalities may also set their own guidelines for the discharge of pollutants within their own provinces or districts in the event that the national guidelines are inadequate. Any company which discharges environmental pollutants is required to report and register such discharge with the Administration Supervisory Department of Environmental Protection and pay any fines imposed for the discharge. A fee may also be imposed on the company for the cost of any work required to restore the environment to its original state. Companies which have caused severe pollution to the environment are required to restore the environment or remedy the effects of the pollution within a prescribed time limit. If a company fails to report and/or register the environmental pollution it caused, it will receive a warning or be penalized. Companies that fail to restore the environment or remedy the effects of the pollution within the prescribed time will be penalized or have their business licenses terminated. We believe our operations in the PRC comply with the current environmental protection requirements. In 2011 and 2010, we did not incur any cost for compliance with environmental protection regulations

Mineral Resources Laws and Regulations

Exploration, exploitation and mining operations must comply with the relevant provisions of the Mineral Resources Law and other relevant regulations, and are under the supervision of the Ministry of Land and Resources. Exploration and exploitation of mineral resources are also subject to examination and approval by the Ministry of Land and Resources and relevant local authorities. Upon approval, a mining permit is issued by the relevant administrative authorities, which are responsible for supervision and inspection of mining exploitation in their jurisdiction. The holders of mining rights are required to file Annual Reports with the relevant administrative authorities.  The Mineral Resources Law governs, among other things, the assignment of mining rights. If the entity holding the mining rights is to be changed due to a sale of enterprise assets or other circumstances that may cause a change in the property rights to the assets of the enterprise, the enterprise may assign its mining rights, subject to approval according to the Coal Law, the Mineral Resources Law and other laws and regulations.

The PRC government permits mine operators of collectively owned mines to exploit mineral resources in designated areas and individuals to mine scattered mineral resources. Such mine operators and individuals are subject to government regulation. Mining activities by individuals are restricted. Individuals are not permitted to exploit mineral reserves allocated for exploitation by a mining enterprise or company or protected reserves. Indiscriminate mining that damages mineral resources is prohibited.  It is unlawful for an entity or individual to conduct mining operations in areas designated for other legal mining operators. A mining operator whose exploitation causes harm to others in terms of production or in terms of living standards is liable for compensation and is required to take necessary remedial measures. When a mine is closed, a mine closure report and information concerning the mining facilities, hidden dangers, remediation and environmental protection must be submitted for examination and approval in accordance with the relevant law.  Mineral products illegally extracted and incomes derived from such activities may be confiscated and may result in fines, revocation of the mining permit and, in serious circumstances, criminal liability.

     Regulation of foreign exchange.

The PRC government imposes restrictions on the convertibility of the Renminbi (RMB) and on the collection and use of foreign currency by PRC entities. Under current regulations, the RMB is convertible for current account transactions, which include dividend distributions, and the import and export of goods and services. Conversion of RMB into foreign currency and foreign currency into RMB for capital account transactions, such as direct investment, portfolio investment and loans, however, is still generally subject to the prior approval of or registration with SAFE.

Under current PRC regulations, foreign-invested enterprises such as our PRC subsidiaries are required to apply to SAFE for a Foreign Exchange Registration Certificate for Foreign-Invested Enterprise. With such a certificate (which is subject to review and renewal by SAFE on an annual basis), a foreign-invested enterprise may open foreign exchange bank accounts at banks authorized to conduct foreign exchange business by SAFE and may buy, sell and remit foreign exchange through such banks, subject to documentation and approval requirements. Foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account transactions and current account transactions. In addition, there are restrictions on the amount of foreign currency that foreign-invested enterprises may retain in such accounts.

     Regulation of foreign exchange in certain onshore and offshore transactions.

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular 75, which became effective as of November 1, 2005. According to SAFE Circular 75, prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete certain overseas investment foreign exchange registration procedures with the relevant local SAFE branch. An amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either:

•	the injection of equity interests or assets of an onshore enterprise to the offshore company, or
•	the completion of any overseas fund-raising by such offshore company.

An amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as:

•           an increase or decrease in its capital,
•           a transfer or swap of shares,
•           a merger or division,
•           a long-term equity or debt investment, or
•           the creation of any security interests.

SAFE Circular 75 applies retroactively. As a result, PRC residents who established or acquired control of offshore companies that made onshore investments in the PRC in the past were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under SAFE Circular 75, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including restrictions on the payment of dividends and other distributions to its offshore parent or affiliate and restrictions on the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under the PRC foreign exchange administration regulations.

As a U.S. company, we are considered a foreign entity in the PRC. If we purchase the assets or equity interests of a PRC company owned by PRC residents in exchange for our equity interests, such PRC residents will be subject to the registration procedures described in SAFE Circular 75. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

In addition, on August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation (“SAT”), SAIC, the CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, which became effective on September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

    Regulation of resident enterprises

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or EIT Law, which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.

If the PRC tax authorities determine that our company and/or China Ziyang Technology are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, our company and/or China Ziyang Technology could be subject to the enterprise income tax at a rate of 25% on our and/or China Ziyang Technology’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if our company and/or China Ziyang Technology are treated as PRC “qualified resident enterprises” all dividends paid from Ziyang Ceramic to us (through China Ziyang Technology) should be exempt from PRC tax. Finally, the new “resident enterprise” classification could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders that are not PRC tax “resident enterprises” and gains derived by them from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC authorities. In such event, we may be required to withhold a 10% PRC tax on any dividends paid to non-PRC resident shareholders. Our non-PRC resident shareholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

Moreover, SAT released Circular Guoshuihan No. 698 on December 15, 2009 that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 addresses indirect share transfers as well as other issues. Circular 698 is retroactively effective from January 1 2008. According to Circular 698, where a foreign (non-PRC resident) investor who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form.

A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend significant resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

If any such PRC tax applies, a non-PRC resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction against such investor’s domestic taxable income or a foreign tax credit against such investor’s domestic income tax liability (subject to applicable conditions and limitations). In the case of a U.S. holder, if a PRC tax applies to dividends paid on our common stock, or to gain from the disposition of our common stock, such tax should be treated as a foreign tax eligible for a deduction from such holder’s U.S. federal taxable income or a foreign tax credit against such holder’s U.S. federal income tax liability (subject to applicable conditions and limitations). In addition, the U.S. holder should be entitled to certain benefits under the U.S.-PRC Tax Treaty, including the treatment of any such income as arising in the PRC for purposes of calculating such foreign tax credit, if such holder is considered a resident of the United States for the purposes of the U.S.-PRC Tax Treaty. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

Regulations on dividend distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

•	Wholly Foreign-Owned Enterprise Law (1986), as amended;
•	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;
•	Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and
•	Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

Regulation of overseas listings

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended by the MOFCOM on June 22, 2009. This regulation, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange.

There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval is required in connection with our acquisition of China Ziyang Technology, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

SAFE regulations on employee share options.

On March 28, 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. The purpose of the Share Option Rule is to regulate foreign exchange administration of PRC domestic individuals who participate in employee share holding plans and share option plans of overseas listed companies. According to the Share Option Rule, if a PRC domestic individual participates in any employee share holding plan or share option plan of an overseas listed company, a PRC domestic agent or the PRC subsidiary of such overseas listed company is required to, among others things, file, on behalf of such individual, an application with SAFE to obtain approval for an annual quota with respect to the purchase of foreign exchange in connection with share holding or share option exercises as PRC domestic individuals may not directly use overseas funds to purchase shares or exercise share options. Concurrently with the filing of such application with SAFE, the PRC subsidiary shall obtain approval from SAFE to open a special foreign exchange account at a PRC domestic bank to hold the funds required in connection with the share purchase or option exercise, any returned principal or profits from sales of shares, any dividends issued on the shares and any other income or expenditures approved by SAFE. The PRC subsidiary is also required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas bank to hold overseas funds used in connection with any share purchase or option exercise. All proceeds obtained by PRC domestic individuals from sales of shares shall be remitted back to China after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into RMB or transferred to such individuals’ foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the PRC domestic bank. If the share option is exercised in a cashless exercise, the PRC domestic individuals are required to remit the proceeds to the special foreign exchange account.

Although further clarification is required as to how the Share Option Rule will be interpreted or implemented, we believe that if we were to adopt such a plan, we and our PRC employees who have been granted share options will be subject to the Share Option Rule when our company becomes an overseas listed company. If we or our PRC employees fail to comply with the Share Option Rule, we and/or our PRC employees may face sanctions imposed by foreign exchange authority or any other PRC government authorities.

In addition, the State Administration of Taxation has recently issued circulars concerning employee share options. Under these circulars, our employees working in the PRC who exercise share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents relating to employee share options with relevant tax authorities and withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or other PRC government authorities.

Employees

As of March 12, 2012, we had approximately 725 full time employees in the PRC.

Consultant

On June 13, 2011 we entered into a consulting agreement with CD International Enterprises, Inc. and its affiliate , a principal shareholder of our company, whereby China Direct Investments agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets. These services included several different business opportunities, including China Ziyang Technology. The term of the agreement was for 180 days beginning June 13, 2011. As compensation for China Direct Investments services, we agreed to pay China Direct Investments $500,000 in cash upon our receipt of the loan payment proceeds from the $1,728,340 loan receivable due us from Glodenstone Development Limited described later in this report under “Our History” and issue it shares of our common stock representing up to 20% of our projected outstanding shares after giving effect to the number of shares issued to the target company after any reverse stock split that occurs as part of such acquisition. The amounts due China Direct Investments were paid in January 2012. CD International Enterprises, Inc. and China Direct Investments, Inc. continue to provide these services to us under an oral arrangement.

Our History

We were organized in Idaho on February 5, 1968 under the name Century Silver Mines, Inc. Originally, we developed mining properties, but by 1998 we had ceased those operations. Sense Technologies Inc. was organized under the laws of the State of Florida on July 13, 1998. Sense Technologies was formed for the purpose of engaging in developing and marketing biometric devices for use in employee identification and security-related products.

In January 1999, we acquired all of the outstanding shares of Sense Technologies for a purchase price consisting of approximately 10,067 of our shares of common stock issued to the former shareholders of Sense Technologies. At the time of the acquisition, Century Silver Mines had no operations and Sense Technologies was developing its proprietary biometric security systems. Immediately following the acquisition, the former shareholders of Sense Technologies owned approximately 93% of our outstanding shares. In June 1999, we changed our corporate domicile from Idaho to Florida and changed our name to Sense Holdings, Inc.

On May 31, 2001, we acquired all of the outstanding shares of Micro Sensor from UTEK Corporation and UT-Battelle LLC, the shareholders of Micro Sensor, in a stock-for-stock exchange, for total consideration of 5,000 shares of our common stock.

On June 27, 2007 we acquired a 56.08% interest in Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability company (“AoHong”) in exchange for our commitment to contribute $3,380,000. In addition, we issued Mr. Aihua Hu, a member of AoHong’s board and its CEO, 31,250 shares of our common stock valued at $1,187,500 as additional consideration. Our commitment to AoHong required us to provide $3,380,000 between September 2007 and June 2009 to the registered capital of AoHong.

On August 31, 2007, we acquired a 60% interest in Big Tree Toys, Inc., a Florida corporation which together with its subsidiary Jieyang Big Tree Toy Enterprise Co., Ltd., a Chinese limited liability company, was a development stage company based in China that intended to operate in the toy business. In 2008 we discontinued our toy distribution segment and we no longer own any interest in Big Tree Toys, Inc. or Jieyang Big Tree.

In November 2007, we changed the name of our company to China America Holdings, Inc. to better reflect our business and operations at that time.

In the fourth quarter of 2008, we elected to discontinue our Biometrics segment and in January 2009, we sold our historical operations related to the Biometrics segment to our former president.

On December 23, 2010 we entered into a membership interest sale agreement with Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”), Mr. Hu and Ms. Ye to sell our 56.08% membership interest in AoHong to Glodenstone for $3,508,340, payable at closing by cancellation of a $1,780,000 debt we owed Glodenstone and Glodenstone’ s issuance to us of a promissory note in the principal amount of $1,728,340 (the “Glodenstone Note”). The Glodenstone Note pays interest at an annual rate of 5%, was due December 31, 201 and was secured by the 56.08% ownership interest in AoHong. We received the full payment from Glodenstone in early January 2012. The sale of our interest in AoHong was completed June 9, 2011 following our shareholders’ approval of this transaction on that date.  Following that transaction, we became a “shell company.”

China Ziyang Technology was formed on June 29, 2011 under the laws of Hong Kong. On June 29, 2011, China Ziyang Technology acquired 100% of the equity interest in Ziyang Ceramic from its shareholders in exchange for its agreement to pay them RMB 50,000,000 (approximately $7,632,422) .Ziyang Ceramic was established under the laws of the PRC on January 21, 2006.

On June 30, 2011, we acquired 100% of the outstanding shares of China Ziyang Technology from its shareholder, Best Alliance Worldwide Investments Limited (“BAW”), in exchange for approximately 1,475 shares of our common stock representing approximately 54.0% of our issued and outstanding shares and a convertible promissory note in the principal amount of $14,739,932 which bore interest at the rate of 3% per annum and was automatically converted into 7,369,966 shares of our common stock following the 400:1 reverse stock split of our common stock which was effective on January 27, 2012.  The transaction was accounted for as a reverse merger and recapitalization of China Ziyang Technology whereby China Ziyang Technology is considered the acquirer for accounting purposes.

On January 27, 2012 we changed our name to Ziyang Ceramics Corporation to reflect our current business and operations.

ITEM 1.A                      RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risk Factors Relating to Our Business

Our management has no experience in operating a public company.  All of our management and operations are in the PRC.

Our executive officers and directors have no experience in the management of a publicly traded company. All of our executive officers and directors are located in the PRC and have no experience with the management, financial or operational, with a U.S. company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their lack of experience in dealing with the increasingly complex laws pertaining to public companies in the U.S. could be a significant disadvantage to us in that it is likely that an increasing amount of their time will be devoted to these activities which will result in less time being devoted to the management and growth of our company. It is possible that we will be required to expand our employee base and hire additional employees, such as a chief financial officer experienced in U.S. public company financial reporting, to support our operations as a public company which will increase our operating costs in future periods.

We could be liable for the repayment of a third party loan if the borrower should default on the loan.

In October 2010 we guaranteed an RMB 15,000,000 (approximately $2,308,000) loan from a PRC bank to Zhucheng Chunguang Electronics Co., Ltd., a third party, which matures in October 2010. In the event the borrower should default under the repayment terms of the loan, we are obligated under the guarantee to pay the bank all amounts due.

We may be adversely affected by factors affecting our customers’ businesses.

Factors that adversely impact our customer’s businesses may also have an adverse effect on our business, prospects, results of operations, financial condition or cash flows. These factors may include any reduction in the overall commercial and residential real estate development as a result of economic factors and government policies. Furthermore, our agreements with our major customers do not specify minimum sales volume. There is no assurance that we will continue to retain these customers or that they will continue to purchase our products at their current levels in the future. If there is any reduction or cancellation of purchase orders by these customers for any reason, including a fall in demand from the developers who purchase our products from our customers, or a termination of the relationship with these customers, our revenues will be negatively impacted.

If our suppliers are unable to fulfill our orders for raw materials, we may lose business.

Our suppliers are all located in the PRC. Our purchases of raw materials is based on expected production levels, after taking into consideration, among other factors, sales forecasts and actual orders from our customers. To ensure that we are able to deliver quality products at competitive prices, we need to secure sufficient quantities of raw materials at acceptable prices and quality on a timely basis. Typically, we do not enter into any long-term supply agreements with our suppliers. There is no assurance that these suppliers will continue to supply us in the future. In the event our suppliers are unable to fulfill our orders or meet our requirements or we are unable to derive sufficient quantities of raw materials for our own mines, we may not be able to find timely replacements at acceptable prices and quality, and this will delay the fulfillment of our customer’s orders. Consequently, our reputation may be negatively affected, leading to a loss of business and affecting our ability to attract new businesses.

Increases in the price of raw materials will negatively impact our profitability.

In 2011 and 2010, our cost of raw materials, which consist of clay, coal used to heat our kilns, coloring materials and glazing materials, accounted for approximately 43% and 44% of our total cost of sales, respectively. While we have a proprietary supply of clay, we purchase coal, coloring materials and glazing materials from third parties and the prices of these material may fluctuate due to factors such as global supply and demand for such raw materials and changes in global economic conditions. Coal, which we purchase from third parties, accounted for approximately 45% of our total raw material costs in 2011 and 2010. Any shortages or interruptions in the supply of coal, coloring materials or glazing materials will result in an increase in the cost of production, thus increasing our cost of sales. If we are not able to pass on such an increase to our customers or are unable to find alternative sources of coal, coloring materials, or glazing materials or appropriate substitute raw materials at comparable prices, our operations and financial performance will be adversely affected.

We are dependent on our management and the loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a large degree, attributable to Lingbo Chi and Ping Wang, our executive officers, together with Nianzhang Zhao, the general manager of Ziyang Ceramic. We are not a party to an employment or similar agreement with any of these individuals. Although we have no reason to believe that these individuals would discontinue their services with us, the loss of one or more of these key employees could have a material adverse effect upon our business, financial condition and results of operations.

Because the majority of our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

All of our directors and executive officers reside in the PRC and all of our assets are located in the PRC. It therefore may be extremely difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

Failure to compete successfully with our competitors and new entrants to the ceramics industry in the PRC may result in Ziyang Ceramic losing market share.

We operate in a competitive and fragmented industry. Given what we believe to be the growth potential of our industry, there is no assurance that we will not face increasing competition from our existing competitors and new entrants into the market. We compete with a variety of companies, some of which have advantages that include longer operating history, larger customer base, superior products, better access to capital personnel and technology, or greater brand recognition. Our competitors may be able to respond more quickly to new and emerging customer preferences and succeed in developing products that are more effective or less costly than our products. Any increase in competition could have a negative impact on our pricing (thus eroding our profit margins) and reduce our market share. If we are unable to compete effectively with our existing and future competitors and do not adapt quickly to changing market conditions, we may lose market share.

Our production facilities may be affected by power shortages which could result in a loss of business.

Our production facilities consume substantial amounts of electrical power, which, along with coal, is the principal source of energy for our manufacturing operations. Although we have an agreement with our electrical service provider to maintain a dedicated power line that services our facility, we have an on-site temporary back up source of electricity and we have not experienced power outages in the past, we may experience occasional temporary power shortages disrupting production due to government imposed power rationing, adverse weather conditions or other natural events beyond our control. Accordingly, these production disruptions could adversely impact our operations in future periods.  In the event of an interruption in the supply of electricity or coal, production at our manufacturing facilities would have to be shut down. Therefore any prolonged interruptions in the supply of energy to our manufacturing facility could result in production shutdowns.

Our research and development efforts may not result in marketable products.

During 2011 we spent $ 65,289 on our research and development activities. Our research and development team has been working on the development of products which we have identified as having good potential in the market. We have not established a target date for the completion of development of these products and there is no assurance when we will release new products. There is also no assurance that the products which we are currently developing or may develop in the future will be successful or that we will be able to market these new products to our customers successfully. If our new products are unable to gain the acceptance of our customers or potential customers, we will not be able to generate future sales from our investment in research and development.

We may not be able to manage our business expansion and increasingly complicated operations effectively, which could harm our business.

We plan to expand by increasing manufacturing capacity, expansion of our product offerings, increase our sales network and development of an international distribution business. If our planned expansion is successful, it will result in substantial demands on our management and personnel and our operational, technological and other resources. To manage the expected growth of our operations, we will be required to expand our existing operational, administrative and technological systems and our financial systems, procedures and controls, and to expand, train and manage the planned growth in our employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, or that we will be able to effectively and efficiently manage the growth of our operations, and recruit and retain qualified personnel. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse effect on our financial condition and results of operations.

We may lose revenue if our intellectual property rights are not adequately protected

We believe our intellectual property rights are important to our success and competitive position. We have filed our labels as trademarks in the PRC. We cannot assure you that there will not be any unauthorized usage or misuse of our trademarks or that our intellectual property rights will be adequately protected as it may be difficult and costly to monitor any infringements of our intellectual property rights in the PRC. If we cannot adequately protect our intellectual property, we may lose revenue incur additional expenses in an attempt to enforce our intellectual property rights. Such litigation could result in substantial costs and diversion of management resources which may have an effect on our financial performance.

We may inadvertently infringe third-party intellectual property rights, which could negatively impact our business and financial results.

We are not aware of, nor have we received, any claims from third parties for, any violations or infringements of intellectual property rights of third parties by us as of the date of this report. Nevertheless, there can be no assurance that as we develop new product designs and production methods, we would not inadvertently infringe the intellectual property rights of others or others would not assert infringement claims against us or claim that we have infringed their intellectual property rights. Claims against us, even if untrue or baseless, could result in significant costs, legal or otherwise, cause product shipment delays, require us to develop non-infringing products, enter into licensing agreements or may be a distraction to our management. Licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of intellectual property rights infringement against us and our failure or inability to develop non-infringing products or to license the infringed intellectual property rights in a timely or cost-effective basis, our business and/or financial results will be negatively impacted.

The PRC government has recently introduced certain policy and regulatory measures to control the rapid increase in housing prices and cool down the real estate market and may adopt further measures in the future.

Our business depends on the level of business activity in the commercial and residential real estate development and construction industry that use our products in their operations in the PRC. If there is a reduction in the overall commercial and residential real estate development as a result of economic factors and government policies, the demand for construction materials, such as ceramic tiles, may consequently decrease and have a significant adverse effect on our business. The PRC government has committed to taking steps to regulate real estate development, promote the healthy development of the real estate industry in China, and strengthen the supervision over land for real estate development purposes. For example, in his 2010 annual report to the National People’s Congress, Chinese Premier Wen Jiabao pledged to curb the rise of housing prices in certain cities to increase the availability of affordable housing.

The full effect of such policies on the real estate industry and our business will depend in large part on the implementation and interpretation of the circulars by governmental agencies, local governments, and banks involved in the real estate industry. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures or that agencies and banks will not adopt restrictive measures or practices in response to PRC governmental policies and regulations, which could negatively affect the main industries we serve in the PRC, and thereby harm our sales.

Our manufacturing activities are dependent upon availability of skilled and unskilled labor, a shortage of which could result in a reduction in profits. We face increasing labor costs and other costs of production in the PRC, which could limit our profitability.

Our manufacturing activities are labor intensive and dependent on the availability of skilled and unskilled labor in large numbers. Large labor intensive operations call for good monitoring and maintenance of cordial relations. Non-availability of labor, poor labor management and/or any disputes between the labor and management may result in a reduction in profits. The scarcity or unavailability of contract laborers may affect our operations and financial performance in future periods. In addition, labor costs in the PRC have been increasing in recent years and our labor costs could continue to increase in the future. If labor costs continue to increase, our production costs will likely increase which may in turn affect the selling prices of our products. We may not be able to pass on these increased costs to consumers by increasing the selling prices of our products in light of competitive pressure in the markets where we operate. In such circumstances, our profit margin may decrease in future periods.

We have not purchased insurance coverage and any loss resulting from third party liability claims or casualty losses must be paid by us.

We have not purchased insurance coverage for third party liability claims and are therefore not covered or compensated by insurance in respect of losses, damages, claims and liabilities arising from or in connection with any third party liability. In addition, we currently do not maintain any property insurance policies covering losses due to fire, flood, earthquake, equipment failure, break-ins, typhoons and similar events, nor do we maintain business interruption insurance. As a result, our business and prospects could be adversely affected in the event of such problems in our operations and may suffer losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Violation of Foreign Corrupt Practices Act or China anti-corruption law could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”) which generally prohibits United States public companies from bribing or making prohibited payments to foreign officials to obtain or retain business. PRC law also strictly prohibits bribery of government officials. While we take precautions to educate our employees about the FCPA and Chinese anti-corruption law, there can be no assurance that we or the employees or agents of our subsidiaries will not engage in such conduct, for which we may be held responsible. If that were to occur, we could suffer penalties that may have a material adverse effect on our business, financial condition and results of operations.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past 10 years, the rate of inflation in China has been as high as 6.5% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Risks related to doing business in China

PRC economic, political and social conditions, as well as changes in any government policies, laws and regulations, could adversely affect the overall economy in China or the real estate development market, which could harm our business.

All of our operations are conducted in China, and all of our net revenues are derived from China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake are subject, to a significant extent, to economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause a decrease in real estate development, which in turn could reduce our net revenues.

Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China or the real estate development market, which could harm our business. The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources, which have for the most part had a positive effect on our business and growth. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may also not be as stable as those of the United States and other developed countries. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the PRC legal system could harm us.

Our operations are located in China and are governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value.  We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some-time after the violation has occurred. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

In addition, on August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of its capital contribution in foreign currency into RMB. The notice requires that the capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope as approved by the authorities in charge of foreign investment or by other competent authorities and as registered with the Administration for Industries and Commerce and, unless set forth in the business scope or in other regulations, may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, including heavy fines.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Because substantially all of our revenue is denominated in RMB, restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund any business activities we may have outside China or to make dividend payments to our shareholders in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of SAFE is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Fluctuations in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2010. Recently, the PRC has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.

Under EIT Law, our company and/or China Ziyang Technology may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders and China Ziyang Technology.

Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.  If the PRC tax authorities determine that our company and/or China Ziyang Technology are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

We face risks related to natural disasters and health epidemics in China, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu” occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government and certain regional governments within China have enacted regulations to address the H1N1 virus, which may have an effect on our business. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China, and could require the temporary closure of manufacturing facility. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially adversely affecting our financial condition and results of operations.

Risks related to our common stock

Due to recent Chinese accounting scandals, the price of our common stock might fluctuate significantly and if our stock price drops sharply, we may be subject to shareholder litigation, which could cause our stock price to fall further.

In the past few months, there have been well-publicized accounting problems at several U.S.-listed Chinese companies that have resulted in significant drops in the trading prices of their shares and, in some cases, have led to the resignation of outside auditors, trading halts or share delistings by NASDAQ or the New York Stock Exchange, and investigations by the Division of Enforcement of the Securities and Exchange Commission. Many, but not all, of the companies involved in these scandals had entered the U.S. trading market through “reverse mergers” into publicly traded shells. The scandals have had a broad effect on Chinese companies with shares listed or quoted in the United States.  Because we were a shell company which has undertaken a reverse merger with a PRC-based company, past or future accounting scandals in other Chinese companies could have a material adverse effect on the market for shares of our common stock and the interest of investors in our company or generally in PRC companies. In this event, the fluctuations in the market prices of our common stock could result in decreased liquidity and/or declining stock prices unrelated to our results of operation or business. In addition, as set forth in the risk factor immediately below, we do not have any audit committee financial experts on our Board of Directors and, accordingly, the risk of future errors in our financial statements is increased.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and result in a restatement of our financial statements.

Our management has determined that as of December 31, 2011, we did not maintain effective internal controls over financial reporting as a result of identified material weaknesses in our internal control over financial reporting described later in this report. There are no assurances that these material weaknesses will not result in errors in our financial statements in future periods. If we are required to restate our financial statements, we will incur additional costs and could be subject to litigation.

A majority of our common stock is held by a limited number of shareholders which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of the filing date of this report, our management and CD International Enterprises, Inc., a principal shareholder of our company, control approximately 14.4% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

            Not applicable to a smaller reporting company

ITEM 2.                                DESCRIPTION OF PROPERTY.

Ziyang Ceramic occupies approximately 1.8 million square feet of land that includes production facilities covering an area of approximately 775,000 square feet, an office building covering an area of 19,375 square feet and a dormitory and cafeteria covering an area of 22,600 square feet. This parcel of land is leased from Zhucheng City, Lvbiao Town, West Lvbiao Village pursuant to the terms of a lease agreement dated January 30, 2006 which required a one-time payment of RMB 7,098,910 (approximately $1,096,610) and expires on November 30, 2035. Our principal offices are also located at the office building located on this land.

In addition, we lease approximately 1,462,457 square feet of vacant land from Zhucheng City, Huanghua Town, Zupansan Village pursuant to the terms of a lease agreement dated November 1, 2010 which required a one-time payment of RMB 12,228,000 (approximately $1,859,000) and expires on October 31, 2060. This parcel of land is expected to be used for future operations.

Mining Rights

Ziyang Ceramic has mining right permits to six parcels of land containing white clay deposits. All of the mining sites and the underlying clay deposits and other minerals located at the mines are owned by the Chinese government. The amount of minerals we can extract from the mine is based on a mining right permit issued by the Zhucheng City Office of Mineral Resources Management. In addition, the mining right permit specifies the location, area and annual permitted extraction quantities of each mine. Each of the mining sites is an above ground mines and are accessible by public roads. Ziyang Ceramic paid a one-time extraction license fee of RMB720,000 (approximately $113,000) in October 2011 for the mining right we obtained at Zhu Pan San Village Clay QuarryII when the mining right permit was issued.

These mining right permits are summarized in the table below:

Mine Name	Mine Location	Permitted Annual Extraction Quantities (Metric Tons)	Total Permitted Extraction Quantities (Metric Tons) (1)	Date of Issuance of Mining Right Permit	Term
Meng Family Zhuang Zi Village Clay Quarry	Zhucheng City, Huang Hua Town Meng Family Zhuang Zi Village, Shandong Province	36,400	118,444	June 7, 2009	June 1, 2009-May 31, 2013
Wa Dian Shi Jia Lake Quarry	Zhucheng City, Wa Dian Town Shi Jia Lake Village, Shandong Province	43,400	135,735	February 9, 2007	February 1, 2007- January 31, 2013
Zhu Pan San Village Clay Quarry I	Zhucheng City , Huang Hua Town Zhu Pan San Village	28,000	79,920	August 3, 2008	August 1, 2008- July 31, 2014
Pan Family Village Quarry	Zhucheng City, Lin Family Town Pan Family Village, Shandong Province	35,000	121,746	November 2, 2009	November 1, 2009- October 31, 2014
Wei Jin Zi Clay Quarry	Zhucheng City, Huang Hua Town Wei Jin Zi Village, Shandong Province	42,000	122,871	March 5, 2009	March 1, 2009- February 28, 2014
Zhu Pan San Village Clay Quarry II	Zhucheng City , Huang Hua Town Zhu Pan San Village	Subject to production needs	20,160,000	November 2, 2011	November 1, 2011-October 31,2019
Total		Subject to production needs	20,738,716

(1)           Amounts reflect total approximate remaining quantities of minerals Ziyang Ceramic is permitted to extract as of December 31, 2011 under the Mining Rights Permits over the term of the mining permit.

ITEM 3.                                LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                                MINE SAFETY DISCLOSURES.

We do not own or operating any mines within the U.S. and are therefore not subject to the Mine Safety & Health Act of 1977.

PART II

ITEM 5.                                MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Shareholder Matters

Our common stock is quoted on the OTC Bulletin Board. During 2009 and 2010 our common stock was quoted under the symbol CAAH and since March 8, 2012 it has been quoted under the symbol ZYCI. The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

2011	Low	High
Quarter ended December 31, 2011	$1.00	$4.80
Quarter ended September 30, 2011	$2.20	$7.60
Quarter ended June 30, 2011	$1.20	$12.00
Quarter ended March 31, 2011	$1.20	$4.40
2010
Quarter ended December 31, 2010	$2.80	10.00
Quarter ended September 30, 2010	$2.00	$12.00
Quarter ended June 30, 2010	$3.20	$18.00
Quarter ended March 31, 2010	$4.00	$11.60

The last sale price of our common stock as reported on the OTC Bulletin Board $2.80 per share on March 21, 2012. As of March 21, 2012, there were approximately 39 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. In addition, as a result of Chinese laws our operating subsidiaries may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars, or other hard currency, and other regulatory restrictions.  See Item 1. Description of Business - Government Regulation.

Recent Sales of Unregistered Securities

None.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

COMPANY'S ORGANIZATION AND BUSINESS FROM 2007 TO JUNE 2011

From June 27, 2007 through June 9, 2011, our business was conducted through our majority owned subsidiary, Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability (“AoHong Chemical”). AoHong Chemical and its subsidiaries sold and distributed assorted chemicals in the People’s Republic of China (the “PRC”) and the majority of its revenues were generated through the sale and distribution of liquid coolants. On June 9, 2011, our shareholders approved the sale of our 56.08% interest in AoHong Chemical to Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”) pursuant to the terms and conditions of the December 23, 2010 Membership Interest Sale Agreement (the “Agreement”). Following the June 9, 2011 shareholders’ meeting, we completed the sale of our 56.08% interest in AoHong to Glodenstone for $3,508,340 payable by Glodenstone’s forgiveness of the $1,780,000 debt we owed Glodenstone and the delivery to us of Glodenstone’s promissory note in the principal amount of $1,728,340 (the “Purchase Note”). The Purchase Note pays interest at an annual rate of 5%, is due December 31, 2011 and is secured by the 56.08% ownership interest in AoHong Chemical. We received the full payment of the Purchase Note in January, 2012

ACQUISITION OF CHINA ZIYANG TECHNOLOGY AND ZIYANG CERAMIC IN JUNE 2011

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

CURRENT ORGANIZATION AND BUSINESS OPERATIONS

Ziyang Ceramics' Business Overview

Since June 30, 2011, our business is conducted through our Ziyang Ceramics subsidiary, which manufactures and distributes porcelain tiles used for interior residential and commercial flooring and walls. Ziyang Ceramics was established in January 2006. Since its inception, Ziyang Ceramics has expanded its operations to include two production lines with annual total production capacity of approximately 118 million square feet (approximately 11 million square meters) of porcelain flooring tiles in more than 50 different size and color combinations. Ziyang Ceramics sells porcelain flooring tiles under the “Fuyunde”, “Luckway” and “GEF” brand names through a distribution network of approximately 165 distributors across 10 provinces concentrating on major second and third tier cities primarily in Eastern and Central China.

In August 2011, Ziyang Ceramics launched the productions of a newly built line of interior porcelain wall tiles with annual production capacity of approximately 80 million square feet. In third quarter of 2011, we also made an investment of approximately $90,000 to build a fully automated packaging line that has significantly improved our packaging efficiency and quality while reducing labor cost. In addition, we also invested approximately $125,000 to upgrade our warehouse logistics system which will substantially reduce labor cost and overhead expenses. Ziyang Ceramics also owns mining rights to extract white clay raw material which it plans to use for its own production and sell to third parties – see mining rights under Item 2.

Ziyang Ceramics sales of its finished goods are exempt from a 17% value added tax and is entitled to a deduction from income taxes in an amount equal to 10% of its revenues multiplied by the statutory income tax rate because it recycles gas and heat and uses certain types of raw materials in the manufacture of its products. Eligibility for these tax benefits is subject to review every two years with the next renewal date on January 1, 2013.

Our three principal flooring tile product categories are: (i) patterned polished porcelain tiles, (ii) ultra bright porcelain tiles, and (iii) polycrystalline porcelain tiles launched in the fourth quarter of calendar 2010. In addition, we sell white clay from our mines to third parties. In August of 2011, we launched our fourth tile product category for interior porcelain wall tiles.

Description of Floor Tile and Wall Tile Products:

Floor tile

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

Wall tile

In August 2011, we also began production of interior porcelain wall tiles in our new production line facility. The glaze of these tiles has the shiny and smooth appearance with very few pinholes and fluxing holes, allowing for a variety of colorful designs patterns. This product is nonabsorbent, smudge resistant, and is easy to clean. It is also easy to cut, paste and install. These interior porcelain wall tiles are categorized as (i) premium interior porcelain wall tile, (ii) quality interior porcelain wall tile, and (iii) standard interior porcelain wall tile.

COMPARATIVE ANALYSIS DISCLOSURE DUE TO RECENT ACQUISITIONOF ZIYANG CERAMIC

As discussed above, Ziyang Ceramics was acquired as of June 30, 2011 and, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 805-40 Reverse Acquisitions, was identified as the accounting acquirer. The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information of Ziyang Ceramics for the twelve months ended December 31, 2011 and 2010.

Our Overall Performance

           Our net revenues of $43.1 million for 2011 increased by $12.0 million, or 38.7%, over 2010. Our operating income for 2011 was $13.1 million, or a 45.2% increase, compared with $9.0 million in 2010.  Net income for 2011 was $10.8 million, or a 49.1% increase, compared with $7.3 million in 2010.

Results of Operations

For the year ended December 31, 2011 as compared to 2010

Net Revenues

Net revenues for the year ended December 31, 2011 amounted to $43.1 million, an increase of $12.0 million, or 38.7%, over 2010 primarily due to higher sales volume of our higher priced premium polycrystalline porcelain tiles and additional sales from interior porcelain wall tiles which commenced production in August 2011, partially offset by an decrease in sales from lower end product of patterned polished porcelain tiles. In addition, our investment in the new production line for interior porcelain wall tile, which started operations in August of 2011, generated revenues of $4.5 million during 2011.

Excluding new products launched in 2011, our sales revenue from existing products increased 24.3%, as compared to 2010. The increase was primarily due to a 9 fold increase in volume and 25.5% increase in unit price from higher end polycrystalline porcelain tiles, partially offset by a 50.3% decrease in volume and 8.9% decrease in unit price from lower end patterned polished porcelain tile sales.

Cost of Sales

Cost of sales amounted to $28.3 million for 2011, an increase of $8.1 million, or 40.0%, from 2010 while cost of sales as a percentage of sales revenues increased slightly to 65.6% from 65.1% in 2010. The increase for 2011was due primarily to the higher production costs associated with the polycrystalline porcelain tiles due to higher demand for this premium product line, which resulted in an increase of raw material, utilities and labor costs.

Gross Profit

For 2011, gross profit amounted to $14.8 million, an increase of $4.0 million, or 36.5%, as compared to 2010.  Gross profit margin for 2011 slightly decreased to 34.4% from 34.9% in 2010. The slightly lower gross margin was primarily due to the early production stage of interior porcelain wall tiles with significant test and setup costs, resulting in a 22.0% gross margin from the sales of interior porcelain wall tiles. We expect that, after the early production stage, gross margin from interior porcelain wall tiles will reach 35% or higher.

Operating Expenses

Selling Expenses

Selling expenses in 2011 amounted to $0.2 million, an increase of $40,877, or 23.8%, as compared to 2010.  As a percentage of sales revenue, selling expenses remained comparatively the same at 0.5% of sales revenues for both 2011 and 2010. The increase in 2011was due primarily to sales agency and expenses related to promotion and new orders for our higher priced premium polycrystalline porcelain tiles and our new interior porcelain wall tiles.

General and Administrative (G&A)

G&A expenses in 2011 amounted to $1.5 million, a decrease of $0.2 million, or 9.72%, as compared with 2010.  As a percentage of sales revenue, G&A expense decreased to 3.4% from 5.3% in 2010. The decrease for 2011 was due primarily to $0.3 million decrease in retirement insurance expense, partially offset by an increase of $0.1 million in salary for administrative employees.

Other Income and Expenses

Interest income increased to $0.4 million for 2011 from $79,844 in 2010. The increase is attributable to interest on a $3.0 million loan we made to the Zhucheng City Da Zhong Hospital on October 29, 2010 at 12% interest.

For 2011, interest expense increased to $0.6 million, or an increase of $0.2 million from the 2010. The increase is mainly due to higher average indebtedness in 2011 as compared to 2010.

Income Tax Expense

Our income tax expense in 2011 and 2010 reflects an effective tax rate of approximately 17%. The statutory rate in the PRC is 25%. We are entitled to a deduction from income taxes in an amount equal to 10% of our revenues multiplied by the statutory tax rate because we recycle gas and heat and through our use of certain types of raw materials in manufacturing of our products. Eligibility for this tax benefit is subject to review every two years with the next renewal date on January 1, 2013.

Net Income

Net income for 2011 was $10.8 million, an increase of 49.1% when compared to $7.3 million for 2010. The increase in net income for 2011 was the result of higher sales volume and revenues from our premium line of polycrystalline porcelain tiles, partially offset by higher production costs for manufacturing labor, raw materials and utilities, as discussed above

Our Outlook

The demand for ceramic products, especially high-quality, multi-featured green products in the PRC continues to increase, driven by urbanization, growth of the second and third tier cities, rural housing renovation and government sponsored social welfare housing.  We believe this trend will continue in the foreseeable future.  In 2011, the Chinese ceramic industry experienced significant product upgrading and branding campaigns driven by consumer demand for these products. In such market environment, our polycrystalline porcelain tiles, as premium or high-end flooring decorative products, have gained market traction at all levels of consumer's demand. At the same time, the Chinese government has implemented stricter policies on energy consumption and pollution control pressuring the ceramic tiles industry to seek environmental-friendly and low carbon operations.

We successfully upgraded our product offerings and improved operational efficiencies. In August 2011, our newly-built production line of interior porcelain wall tiles, the high-end wall decorative products, was launched into production. Our investment in the new production line of interior porcelain wall tile, which started operations in August of 2011, generated revenues of $4.5 million during the fourth quarter of 2011. We expect this new premium product series to contribute to our expansion in market sales in the coming years.

In future years, we will continue to rely on our competitive advantages over ownership of mineral resources, well-established distribution network and financing capability to expand and upgrade our product combinations to a mixture of high-end and intermediate offerings, and thus establish market recognition and acceptance of our high-end brands and premium products.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operational cash requirements.  As of December 31, 2011, we had a working capital $2.9 million, compared with deficit of $0.5 million at December 31, 2010.

We expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations for at least the next twelve months. However, the following events are likely to require us to raise additional capital:

	An increase in working capital requirements to finance the overall growth of our company;
	Capital expenditures for additional equipment to support increases to our production capacity;
	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
	The additional costs, including legal accounting and consulting fees, of being a public company and the related compliance activities.

The following table summarizes the components of our working capital as of December 31 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010	Increase (Decrease)	Percent
Current assets:
Cash	$5,871,256	$4,851,436	$1,019,820	21.02%
Note receivable	1,728,340	-	1,728,340	N/A-
Loan receivable	3,148,466	3,085,393	63,073	2.04%
Accounts receivable	554,574	455,004	99,740	21.92%
Inventories	2,629,125	2,550,636	78,849	3.08%
Prepaid expenses and other current assets	214,977	56,854	158,123	278.12%
Total current assets	$14,146,908	$10,999,323	$3,147,585	28.62%
Current liabilities:
Accounts payable and accrued expenses	$2,004,573	$1,480,395	$524,178	35.41%
Due to related party	559,325	-	559,325	N/A-
Notes payable – related party	1,007,420		1,007,420	N/A
Loans and notes payable	5,588,527	8,636,075	(3,047,548)	(35.3)%
Advances from customers	332,495	255,448	77,047	30.16%
Taxes payable	525,851	357,874	167,977	46.94%
Derivative liability	24,777	-	24,777	N/A-
Other payables	1,229,326	753,002	476,324	63.26%
Total current liabilities	$11,272,294	$11,482,794	$(210,500)	(1.83)%

The note receivable in the amount of $1.7 million as of December 31, 2011 pertains to a portion of the proceeds from the sale of our former subsidiary, AoHong Chemical, in June of 2011. The note matures December 31, 2011. We received full payment of the note receivable in early January 2012 and used the proceeds to pay our corporate management services provider, CD International Enterprises, Inc., $0.5 million under the terms of a consulting agreement we entered into with that company.

The loan receivable of $3.1 million at December 31, 2011 and 2010 relates to a loan we made to Zhucheng Public Hospital, which is secured by its land use right, property and fixed assets. The interest on the loan is 12% per annum and principal balance, plus accrued and unpaid interest, was due on October 30, 2012.

Due to related party of $0.6 million as of December 31, 2011 reflects the $0.5 million due to CD International Enterprises, Inc. related to the consulting agreement discussed above, as well as an additional $0.1 million of expenses paid by that company on our behalf.

Loans and notes payable of $5.6 million at December 31, 2011 and December 31, 2010 consist of various short term loans and bank acceptance bills with financial institutions in the PRC.  The proceeds from these loans were generally used for working capital purposes and to expand our porcelain tile production capacity.

On February 23, 2011, Ziyang Ceramics declared dividend of RMB 20,000,000 ($3,094,538 at time of declaration) payable to its shareholders of record as of the date the dividend was declared and paid RMB 10,000,000 ($1,541,212 at time of payment) in cash on June 15, 2011.  Ziyang Ceramics paid the $1,565,313 balance of the dividend payable in November 2011.

Other payable primarily consists of amounts due for construction services and goods related to the construction of our interior porcelain wall tile production line and amounts payable to social security funds in accordance with the Chinese laws and regulations.

Cash Flow Analysis

NET CASH FLOW FROM OPERATING ACTIVITIES:

For 2011, cash provided by operating activities was $13.1 million compared to $8.0 million for 2010.  The increase is due primarily to higher net income from operations, coupled with favorable changes in our working capital accounts, particularly in accounts payables and accrued expenses.

NET CASH FLOW FROM INVESTING ACTIVITIES:

Cash used in investing activities consists of $5.8 million for expenditures for property, plant, and equipment and purchase of mining rights for 2011, as compared to $5.4 million for 2010, which included an increase of $1.8 million in intangible assets and $3.1 loan receivable. The increase for 2011 was due primarily to the purchase and installation of a new production line to expand our production of interior porcelain wall tiles, and the addition of mining rights covering 1.4 million square feet of land.

NET CASH FLOW FROM FINANCING ACTIVITIES:

Cash used in financing activities was $5.9 million for 2011, compared to $3.4 million for 2010. The increase for 2011was due primarily to $8.3 million in repayment of loans payable and $3.1 million of dividends paid, which were partially offset by approximately $5.5 million from loan proceeds used in our operations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that we are required to disclose.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the U.S. GAAP.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in note 2 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue recognition

Revenues for product sales are recognized when all four of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery of the products has occurred and risks and rewards of ownership have passed to the customer;
•	the selling price is both fixed and determinable; and
•	collectability is reasonably assured. For any advance payments from customers, revenues are deferred until such a time when all the four criteria mentioned above are fully met.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 9A.                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2011.

The specific material weaknesses identified by our management relates to our inadequate number of personnel with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Our CFO, Ms. Ping Wang, is an accountant and while she has significant experience in PRC accounting, she lacks expertise in U.S. GAAP.  The balance of our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is also limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

During 2011, we continued to relied on CD International Enterprises, Inc. ("CDI"), our corporate management services provider, to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. CDI employs a staff of accountants, at least two of whom are U.S. certified public accountants.  The majority of CDI’s accounting staff is bilingual and capable of translating financial statements and schedules from Chinese to English, as well as reviewing detailed trial balances and other financial information to ensure that U.S. GAAP has been properly applied.  We expect to be materially dependent upon CD International Enterprises, Inc., or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information.

None.
PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Lingbo Chi	47	Chief Executive Officer and Chairman of the Board of Directors
Ping Wang	44	Chief Financial Officer and Director
Nianzhang Zhao	47	Director, General Manager of Ziyang Ceramic
Shaoyin Wang	50	Director

Lingbo Chi has served as our Chief Executive Officer and Chairman of the Board of Directors since June 2011.  He has been the Chief Executive Officer of Ziyang Ceramic since founding the company in 2006.  From August 1986 to December 2005, Mr. Chi served as a senior engineer and research and development department manager of Zhucheng Electronics Co., Ltd., a company engaged in the production and sale of electronic components for automobile audio equipment and high voltage ceramic capacitors. Mr. Chi graduated from Shandong Industrial University in 1986 with a Bachelors degree in engineering.

Ping Wang has been our Chief Financial Officer since June 2011 and was appointed as a member of our Board of Directors in November 2011. Ms. Wang has served as the Chief Financial Officer of Ziyang Ceramic since January 2006.  From July 1993 to December 2005, Ms. Wang was employed in various capacities in the finance department up to and including the chief financial officer and accounting manager of Zhucheng Electronics Co., Ltd., a company engaged in the production and sale of electronic components for automobile audio equipment and high voltage ceramic capacitors. Ms. Wang graduated from Shandong Television and Radio University in July 1988 with a degree in accounting.

Nianzhang Zhao was appointed as a member of our Board of Directors in November 2011. Mr. Zhao has been the General Manager and Senior Engineer of Ziyang Ceramic since January 2006. From June 2002 to December 2005, Mr. Zhao was the Vice General Manager of Luzhong Ceramics Co. Ltd., a company engaged in the production and sales of porcelain tiles and ceramic products. From July 1993 to May 2002, Mr. Zhao was the research and development manager of Luzhong Ceramics Co. Ltd. Mr. Zhao graduated from Shandong Light Industry Institute in July 1987 with a Bachelors degree in Engineering.

      Shaoyin Wang. Mr. Wang has been a member of our Board of Directors since January 2009 and he served as our Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors from January 2009 until June 2011. From June 2006 until November 2008 he was the Director of the Information Department of Shanghai Mingjia Real Estate Development Co., Ltd. From January 2004 to May 2006, Mr. Wang was the vice president of Shanghai Zhida Industrial Technology Development Co., Ltd. Mr. Wang was a marketing manager of Shanghai Yazheng Information Technology Co., Ltd. from October 2000 to December 2003. From 1994 to 2000, Mr. Wang travelled in Auckland, New Zealand and received training in business administration at Auckland Institute of Technology. From November 1990 to August 1994, Mr. Wang was a marketing manager in the Shanghai Representative Office of Hong Kong Yilong Technology Development Co., Ltd. Mr. Wang was a teacher at the Shanghai Police College from August 1984 to October 1990. Mr. Wang received a Bachelor’s Degree in Computer Science from Shanghai University in 1984.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led to the conclusion of our Board of Directors that such person should be serving as a member of our Board of Directors in light of our business and structure.  In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collectively skills and experience of our Board members are well suited to guide us as we make the transition from a company with limited operations to a company which seeks to expand through acquisitions.

Lingbo Chi. Mr. Chi has over 20 years of experience in the operation and management of companies engaged in manufacturing and sales of electronics and ceramic products.

Shaoyin Wang. Mr. Wang has over 10 years of experience in the operation of businesses in China in the areas of real estate and information technology. He has significant experience in managing companies in China and has many professional contacts which serve to promote our efforts to identify a business in China.

Ping Wang. Ms. Wang has over 20 years of experience in accounting and financial management of companies.

Nianzhang Zhao. Mr. Zhao has over 20 years of experience in the research and development and operational management of companies engaged in manufacturing of ceramic products.

Committees of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because none of our directors are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size, the location of our business and operations in the PRC and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

  None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•           understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•           understands internal controls over financial reporting, and
•           understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

Mr. Chi serves as both our Chief Executive Officer and as one of the four members of our Board of Directors. The balance of our directors are not considered independent. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. Our directors meet regularly with Mr. Chi to discuss strategy and risks we face and to address any questions or concerns they may have on risk management and any other matters.

Code of Ethics and Business Conduct

We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to Lvbiao Industrial Park, Longdu Street, Zhucheng City, Shangdong Province China.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, except as set forth below executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2011:

•	Mr. Chi failed to timely file one Form 4 reporting one purchase,
•	Ms. Ping failed to timely file one Form 4 reporting one purchase,
•	Mr. Zhao failed to timely file one Form 4 reporting one purchase,
•	Best Alliance Worldwide Investments Limited failed to timely file one Form 4 reporting one purchase, and
•	CD International Enterprises, Inc. failed to timely file two Form 4s, one reporting a purchase and one reporting two dispositions.

ITEM 11.                                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2011 and 2010 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 17 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Lingbo Chi 1	2011	$16,000	0	0	0	0	0	$2,021,700	$2,037,700
Ping Wang2	2011	$10,100	0	0	0	0	0	$365,900	$376,000
Shaoyin Wang 3	2011	0	0	0	0	0	0	0	0
	2010	$1,400	0	0	0	0	0	0	$1,400

1           Mr. Chi has served as our Chief Executive Officer since June 2011. The amount of compensation paid in 2011 includes compensation paid to him by Ziyang Ceramic prior to the reverse merger with our company in June 2011.

2           Ms. Wang has served as our Chief Financial Officer since June 2011. The amount of compensation paid in 2011 includes compensation paid to her by Ziyang Ceramic prior to the reverse merger with our company in June 2011.

3           Mr. Wang served as our Chief Executive Officer from November 2009 until June 2011.

How our Chief Executive Officer’s compensation is determined

Mr. Chi’s compensation arrangement

Mr. Chi has entered a five-year standard employment agreement with our wholly owned Chinese subsidiary Ziyang Ceramic on June 1, 2008 that will expire on May 31, 2013. The agreement engages Mr. Chi to be responsible for operational management of Ziyang Ceramic. The agreement has not provided a fix number for Mr. Chi’s compensation but indicated that the compensation arrangement shall be determined through the consultation between Mr. Chi and the workers’ union of Ziyang Ceramic with the results confirmed by the Workers’ Conference of Ziyang Ceramic. The agreement allows Ziyang Ceramic to gradually raise Mr. Chi’s compensation if its financial performance keeps improving.

Mr. Wang’s compensation arrangement

We were not a party to a written employment or similar agreement with Mr. Wang. Upon joining our company in January 2009 as our chief executive officer and director, we agreed to pay him $8,760 (RMB 60,000) per year for serving in these positions through fiscal 2010. The amount of compensation paid to Mr. Wang was determined by the Board of Directors in its sole discretion and was subject to change at any time.  Mr. Wang, as one of the four members of the Board of Directors, had the ability to materially influence the amount of compensation payable to him by us. During fiscal 2011, Mr. Wang received no compensation for his service as our Chief Executive Officer through Jun 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Lingbo Chi	0	0	0	0	0	0	0	0	0

Shaoyin Wang	0	0	0	0	0	0	0	0	0

Stock Option Plans

We currently have three incentive plans, our 1999 Stock Option Plan, our 2001 Equity Compensation Plan and our 2005 Equity Compensation Plan. Following are descriptions of these plans:

1999 Stock Option Plan

On July 19, 1999, the Board of Directors and shareholders adopted our 1999 Stock Option Plan. We reserved 3,750 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 Stock Option Plan. This plan expired by its terms in 2009.  As of December 31, 2011 we have outstanding options to purchase 1,000 shares under the 1999 Stock Option Plan with exercise prices of $28 per share.

2001 Equity Compensation Plan

On November 28, 2001, the Board of Directors adopted our 2001 Equity Compensation Plan, and on November 28, the 2001 Equity Compensation Plan was ratified by holders of a majority of our outstanding common stock. We have reserved 5,000 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2001 Equity Compensation Plan. This plan expired by its terms in 2011. As of December 31, 2011 we have outstanding options to purchase 625 shares under the 2001 Equity Compensation Plan with exercise prices of $32 per share.

2005 Equity Compensation Plan

On June 16, 2005, the Board of Directors adopted our 2005 Equity Compensation Plan, and on June 16, 2005, the 2005 Equity Compensation Plan was ratified by holders of a majority of our outstanding common stock. We have reserved 12,500 shares of common stock for issuance as stock grants and upon exercise of options granted from time to time under the 2005 Equity Compensation Plan. As of December 31, 2011 we have outstanding options to purchase 2,500 shares under the 2005 Equity Compensation Plan with exercise prices of $32 per share.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Neither Mr. Wang nor Mr. Chi received any compensation specifically for their services as a director in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

At March 21, 2012, we had 1,093,031 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of Lvbiao Industrial Park, Longdu Street, Zhucheng City, Shangdong Province China. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Lingbo Chi 1	718,269	58.9%
Ping Wang 2	23,208	2.1%
Shaoyin Wang	-	-
All officers and directors as a group (three persons) 1,2	741477	61.0%
Nianzhang Zhao 3	41,302	3.6%
CD International Enterprises, Inc. 4	169,723	15.5%

1           The number of shares beneficially owned by Mr. Chi includes 590,035 shares of our common stock which are presently outstanding and held by BAW, a company in which he is a director. Mr. Chi has voting and dispositive control over shares of our common stock owned of record by BAW. The number of shares beneficially owned by him excludes:

•           256,468 shares of our common stock underlying the presently exercisable portion of the Option Agreement described below. Shares issuable to Mr. Chi under the Option Agreement were excluded from the computations of beneficial ownership as such shares are included in the shares owned by BAW and are already attributable to Mr. Chi, and

•           15,247 shares of our common stock underlying the unexercisable portion of the Option Agreement described below.

2           The number of shares beneficially owned by Ms. Pang includes 23,208 shares of our common stock underlying the presently exercisable portion of the Option Agreement described below, but excludes 48,590 shares of our common stock underlying the unexercisable portion of the Option Agreement described below.

3           The number of shares beneficially owned by Mr. Zhao includes 41,320 shares of our common stock underlying the presently exercisable portion of the Option Agreement described below, but excludes 86,474 shares of our common stock underlying the unexercisable portion of the Option Agreement described below.

4           The number of shares beneficially owned by CD International Enterprises, Inc. includes 10,000 shares of our common stock that are beneficially owned by a subcontractor to CD International Enterprises, Inc. who is an unrelated third party that provided services to CD International Enterprises, Inc. in connection with the acquisition of China Ziyang Technology.  CD International Enterprises, Inc. disclaims beneficial ownership of these shares and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of any of these shares for purposes of Section 16 of the Exchange Act or any other purpose.  James Wang Ph.D. has voting and dispositive control over securities held by CD International Enterprises, Inc., whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Option Agreement

On June 29, 2011 BAW entered into an Option Agreement with the former shareholders of Ziyang Ceramic whereby these former shareholders have a five year right to acquire up to 7,960,000 shares of our common stock from BAW upon the occurrence of the conditions described below.  The optionees who are parties to the Option Agreement are the 15 former shareholders of Ziyang Ceramic including Mr. Chi and Ms. Wang all of whom are senior executives or senior level employees of Ziyang Ceramic.  Other than Messrs. Chi and Zhao and Ms. Wang, no other option holder has beneficial ownership of 5% or more of our securities.

Condition	Number of Shares which may be acquired
Entry by us, China Ziyang Technology and BAW into the Share Exchange Agreement, which condition was met on June 30, 2011.	2,653,333
Ziyang Ceramic achieving not less than $60,000,000 in Gross Revenues, as determined under US GAAP during the period from July 1, 2011 through June 30, 2013.	2,653,333
Ziyang Ceramic achieving not less than $12,000,000 in pre-tax profits, as determined under US GAAP during the period from July 1, 2011 through June 30, 2013.	2,653,334

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
1999 Stock Option Plan	1,000	$28.00	1,250
2001 Equity Compensation Plan	625	$32.00	1,010
2005 Equity Compensation Plan	2,500	$32.00	1,808

Plans not approved by shareholders:	16,500	$36.00	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2009 we borrowed RMB 1,500,000 (approximately $236,000) from Shandong Zhucheng Rural Cooperation Bank for working capital. The loan matures in November 2012.  Mr. Chi and Ms. Wang provided personal guarantees for this obligation.

At December 30, 2011, we owed China Direct Investments, Inc., a subsidiary of CD International Enterprises, Inc. the following amounts:

Interest payable	$20,149
Professional fees	39,176
Corporate management services	500,000
$559,325
The interest payable reflects the accrued interest on the $1,007,420 promissory note due to CD International Enterprises, Inc., which was satisfied in January 2012.

The professional fees represent legal, auditing, public and investor relations fees that have been paid by CD International Enterprises, Inc., on our behalf.

On June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. whereby it agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets. The term of the agreement was for 180 days beginning June 13, 2011. As compensation for the services, we agreed to pay China Direct Investments, Inc. $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone Development Limited and shares in our common stock representing up to 20% of our projected outstanding shares after giving effect to the number of shares issued to the target company after any reverse stock split that is contemplated in connection with such acquisition. As compensation for services under this agreement, on June 30, 2011 we issued China Direct Investments, Inc. a convertible promissory note in the principal amount of $11,075,206. This promissory note bore interest at the rate of 3% per annum and was convertible into 1,583,223 shares of our common stock on a post-split basis. The note was satisfied through the issuance of the shares in January 2012.

Director Independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP and Goldman Kurland and Mohidin, LLP for 2011 and 2010.

	2011	2010

Audit Fees	$95,000	$57,500
Audit-Related Fees	0	0
Tax Fees	7,500	0
All Other Fees	0	0
Total	$102,500	$57,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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
2.4
Membership Interest Purchase Agreement dated June 27, 2007 by and among Sense Holdings, Inc. and its wholly owned subsidiary China Chemical Group, Inc., Shanghai AoHong Industry Co., Ltd., Aihua Hu and Ying Ye (Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K as filed on July 3, 2007).

3.1	(a)	Articles of Incorporation of Sense Holdings, Inc. (Incorporated by reference to Exhibit 3.1(a) of the registration statement on Form SB-2 filed on September 17, 1999 (SEC File No. 333-87293)).
3.1	(b)
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

3.1	(h)
Articles of Amendment to the Articles of Incorporation filed November 8, 2007 (Incorporated by reference to Exhibit 3.1(h) to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 14, 2007 (SEC File No. 333-87293)).

3.2		Bylaws (Incorporated by reference to Exhibit 3.2 of the registration statement on Form SB-2 filed on December 3, 1999 (SEC File No. 333-87293).
4.1		Trilogy Capital Partners, Inc. Warrant Agreement dated August 29, 2005 (Incorporated by reference to the Quarterly Report on Form 10-QSB/A for the period ended September 30, 2005).

4.2	Form of $0.10 common stock purchase warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2 filed on October 19, 2007, SEC File No. 333-146830).
4.3	Form of $0.12 common stock purchase warrant (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 9, 2009).
4.4	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on May 24, 2010.)
10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the registration statement on Form SB-2, SEC File No. 333-87293).
10.2	2001 Equity Compensation Plan (Incorporated by reference to the registration statement on Form S-8, SEC File No.333-81306).
10.3	2005 Equity Compensation Plan (Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125905).
10.4	Amendment No. 1 to the 2005 Equity Compensation Plan (Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-144412).
10.5
Secured Promissory Note dated August 22, 2008 between China America Holdings, Inc. and China Direct Investments, Inc. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on November 19, 2008).

10.6
Letter agreement dated July 1, 2009 extending due date of China Direct Industries, Inc. note (Incorporated by reference to Exhibit Nos. 10.34 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.7
Membership Interest Sale Agreement dated December 23, 2010 among China America Holdings, Inc., Shanghai AoHong Chemical Co., Ltd., Glodenstone Development Limited., Aihua Hu and Ying Ye. (Incorporated by reference to Exhibit No. 10.18 to the Annual Report on Form 10-K for the period ended September 30, 2010).

10.8
Secured Promissory Note dated December 23, 2010 between China America Holdings, Inc. and Glodenstone Development Limited. (Incorporated by reference to Exhibit No. 10.19 to the Annual Report on Form 10-K for the period ended September 30, 2010).

10.9
Share Pledge Agreement dated December 23, 2010 between China America Holdings, Inc. and Glodenstone Development Limited. (Incorporated by reference to Exhibit No. 10.20 to the Annual Report on Form 10-K for the period ended September 30, 2010).

10.10
Extension Agreement dated May 10, 2011 among China America Holdings, Inc., Glodenstone Development Limited, Aihua Hu, Ying Ye, and Shanghai AoHong Chemical Co., Ltd. (Incorporated by reference to Exhibit No. 10.21 to the Current Report on Form 8-K filed on May 5, 2011).

10.11
Lease Agreement dated January 30, 2006 between Zhucheng City, Lubiao Town, West Lubiao Village and Ziyang Ceramic Co., Ltd. (Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on July 7, 2011).

10.12
Lease Agreement dated November 1, 2010  between Zhucheng City, Huanghua Town, Zupansan Village and Ziyang Ceramic Co., Ltd. (Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on July 7, 2011).

10.13
Consulting Agreement dated June 13, 2011 between China America Holdings, Inc. and China Direct Investments, Inc. and Capital One Resource Co., Ltd. (Incorporated by reference to Exhibit No. 10.3 to the Current Report on Form 8-K filed on July 7, 2011).

10.14
Share Transfer Agreement dated June 29, 2011 between the shareholders of Ziyang Ceramic Company Limited and China Ziyang Technology Co., Ltd. (Incorporated by reference to Exhibit No. 10.4 to the Current Report on Form 8-K filed on July 7, 2011).

10.15	Option Agreement dated June 29, 2011 between Best Alliance Worldwide Investments Limited and certain shareholders of Ziyang Ceramic Company Limited.
10.16
Share Exchange Agreement dated June 30, 2011 between China America Holdings, Inc., China Ziyang Technology Co., Limited, and Best Alliance Worldwide Investments Limited. (Incorporated by reference to Exhibit No. 10.6 to the Current Report on Form 8-K filed on July 7, 2011).

10.17
3% Convertible Promissory Note dated June 30, 2011 between China America Holdings, Inc. and Best Alliance Worldwide Investments Limited. (Incorporated by reference to Exhibit No. 10.7 to the Current Report on Form 8-K filed on July 7, 2011).

10.18
Peoples Republic of China Mining Permit dated June 7, 2009 for the Meng Family Zhuang Zi Village Clay Quarry Mine (Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K/A filed on September 13, 2011).

10.19
Peoples Republic of China Mining Permit dated February 9, 2007 for the Wa Dian Shi Jia Lake Quarry Mine (Incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K/A filed on September 13, 2011).

10.20
Peoples Republic of China Mining Permit dated August 3, 2008 for the Zhu Pan San Village Clay Quarry Mine (Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K/A filed on September 13, 2011).

10.21
Peoples Republic of China Mining Permit dated November 2, 2009 for the Pan Family Village Quarry Mine (Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K/A filed on September 13, 2011).

10.22
Peoples Republic of China Mining Permit dated March 5, 2009 for the Wei Jin Zi Clay Quarry Mine (Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K/A filed on September 13, 2011).

10.23	Working Capital Loan Agreement dated June 26, 2011 between Zhucheng Ziyang Ceramic Co., Ltd. and Shandong Zhucheng Rural Cooperation Bank due July 25, 2012*
10.24	Loan Agreement dated March 23, 2011 between Zhucheng Ziyang Ceramic Co., Ltd. and Shengzhen Development Bank Qingdao Branch due March 23, 2012 *
10.25	Loan Agreement dated March 9, 2011 between Zhucheng Ziyang Ceramic Co., Ltd. and Agriculater Bank of China Zhucheng Branch due March 8, 2012 *
10.26	Loan Agreement dated May 27, 2011 between Zhucheng Ziyang Ceramic Co., Ltd. and Bank of Weifang due May 26, 2012 *
10.27	Loan Agreement dated November 13, 2009 between Zhucheng Ziyang Ceramic Co., Ltd. and Shandong Zhucheng Rural Cooperation Bank due November 1, 2011*
10.28	Loan Agreement dated November 11, 2009 between Zhucheng Ziyang Ceramic Co., Ltd. and Shandong Zhucheng Rural Cooperation Bank due November 10, 2012 *
10.29	Loan Agreement dated March 11, 2010 between Zhucheng Ziyang Ceramic Co., Ltd. and Shengzhen Development Bank Qingdao Branch due March 11, 2011 *
10.30	Loan Agreement dated March 19, 2010 between Zhucheng Ziyang Ceramic Co., Ltd. and Agriculture Bank of China Zhucheng Branch due March 18, 2011 *
10.31	Working Capital Loan Agreement dated December 10, 2010 between Zhucheng Ziyang Ceramic Co., Ltd. and Shandong Zhucheng Rural Cooperation Bank due December 9, 2011*
10.32	Loan Agreement dated July 19, 2010 between Zhucheng Ziyang Ceramic Co., Ltd. and Shandong Zhucheng Rural Cooperation Bank due July 18, 2011*
10.33	Loan Agreement dated April 21, 2010 between Zhucheng Ziyang Ceramic Co., Ltd. and Bank of Weifang due February 20, 2011 *
10.34	Working Capital Loan Agreement dated September 15, 2010 between Zhucheng Ziyang Ceramic Co., Ltd. and Mingsheng Bank of Whina Weifang Branch due September 15, 2011 *
10.35	Loan Agreement dated October 29, 2010 between Zhucheng Ziyang Ceramic Co., Ltd. and Zhucheng Dazhong Hospital due October 28, 2011 together with note extension *
10.36	Guarantee Agreement dated October 7, 2010 issued by Ziyang Ceramics to China Agriculture Bank Zhucheng Branch guaranteeing loan of Zhucheng Chunguang Electronics Co. *
10.37	Peoples Republic of China Mining Permit dated November 2, 2011 for the Zhu Pan San Village Clay Quarry Mine *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.1	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           filed herewith.

**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ziyang Ceramics Corporation
March 28, 2012	By: /s/ Lingbo Chi
Lingbo Chi, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Lingbo Chi Lingbo Chi	Chief Executive Officer, Chairman of the Board of Directors, principal executive officer	March 28, 2012
/s/ Ping Wang Ping Wang	Chief Financial Officer, principal financial and accounting officer	March 28, 2012
/s/ Nianzhang Zhao Nianzhang Zhao	Director	March 28, 2012
/s/ Shaoyin Wang Shaoyin Wang	Director	March 28, 2012

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Reports of Independent Registered Public Accounting Firms	F - 2-3

Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income	F - 4

Consolidated Balance Sheets	F - 5

Consolidated Statement of Changes in Shareholders' Equity	F - 6

Consolidated Statements of Cash Flows	F - 7

Notes to Audited Consolidated Financial Statements	F - 8-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ziyang Ceramics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ziyang Ceramics Corporation and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziyang Ceramics Corporation and Subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Ziyang Ceramics Corporation

We have audited the accompanying balance sheet of Ziyang Ceramics Corporation (fka Zhucheng Ziyang Ceramic Co., Ltd) as of December 31, 2010, and the related statement of operations and comprehensive income, members’ equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziyang Ceramics Corporation as of December 31, 2010, and the results of its operations and its cash flow for the year ended December 31, 2010, in conformity with US generally accepted accounting principles.

Goldman Kurland and Mohidin, LLP
Encino, California
June 29, 2011, except for note 18 for which the date is January 27, 2012

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues	$43,147,159	$31,101,051
Cost of revenues	28,313,055	20,234,098
Gross Profit	14,834,104	10,866,953

Operating expenses:
Selling expenses	212,508	171,631
General and administrative expenses	1,486,358	1,646,333
Total operating expenses	1,698,866	1,817,964

Operating income (loss)	13,135,238	9.048.989

Other (expenses) income:
Interest income	403,091	79,844
Interest expense	(579,608)	(407,031)
Interest expense - related party	(20,149)
Gain from change in fair value of derivative liability	120,625	-
Other expense	(49,253)	(939)
Total other expenses	(125,294)	(328,126)
Income (loss) before income taxes	13,009,944	8,720,863

Income taxes	2,175,118	1,452,993

Net Income	$10,834,826	$7,267,870
Comprehensive Income:
Net Income	$10,834,826	$7,267,870

Foreign currency translation gain	621,664	439,537

Comprehensive Income	$11,456,490	$7,707,407

Basic and diluted net income per common share:	$12.83	$12.32

Weighted average common shares outstanding - basic and diluted	844,360	590,035

The accompanying notes are an integral part of these financial statements.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$5,871,256	$4,851,436
Notes receivable	1,728,340
Accounts receivable	554,744	455,004
Inventories, net	2,629,125	2,550,636
Loan receivable	3,148,466	3,085,393
Prepaid expenses and other current assets	214,977	56,854
Total Current Assets	14,146,908	10,999,323

Restricted cash		544,481
Property and equipment, net	16,067,234	10,536,945
Long term prepaid expenses	2,796,828	2.760.746
Other long term assets	236,181	172,864
Total Assets	$33,247,151	$25,014,359

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable-short term	$5,588,527	$8,091,594
Notes payable		544,481
Notes payable-related party	1,007,420
Accounts payable and accrued expenses	2,004,573	1,480,395
Other payables	1,229,326	753,002
Advances from customers	332,495	255,448
Due to related party	559,325
Taxes payable	525,851	357,874
Derivative liability	24,777
Total Current Liabilities	11,272,294	11,482,794
Loans payable-long term	236,135	226,867
Total Liabilities	11,508,429	11,709,661

SHAREHOLDERS' EQUITY:
Ziyang Ceramics Corporation Shareholders' equity
Common stock, $.001 par value, 500,000,000 shares authorized;
1,091,812 and 590,035 shares issued and outstanding
at December 31, 2011 and 2010	1,092	590
Additional paid-in capital	7,320,512	7,294,207
Retained earnings	13,326,323	5,540,770
Other comprehensive income	1,090,795	469,131
Total Shareholders' Equity	21,738,722	13,304,698
Total Liabilities and Shareholders' Equity	$33,247,151	$25,014,359

The accompanying notes are an integral part of these financial statements.

 ZIYANG CERAMICS CORPORATIONAND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

	Common Stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, December 31, 2009	590,035	$590	$7,294,207	$5,648,891	$29,594	$12,973,282

Dividend declared				(7,375,991)		(7,375,991)
Net income for the year				7,267,870		7,267,870
Foreign currency translation adjustment					439,537	439,537

Balance, December 31, 2010	590,035	590	7,294,207	5,540,770	469,131	13,304,698

Common stock issued for reverse acquisition of the shell company	501,777	502		-	-	502
Adjustment for reverse merger of the shell company	-	-	26,305	-	-	26,305
Dividends declared	-	-	-	(3,049,273)	-	(3,049,273)
Comprehensive loss:	-	-	-	-
Net income for the period				10,834,826		10,834,826
Foreign currency translation adjustment	-	-	-	-	621,664	621,664
Balance, December 31, 2011	1,091,812	$1,092	$7,320,512	$13,326,323	$1,090,795	$21,738,722
The accompanying notes are an integral part of these financial statements.

 ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income	$10,834,826	$7,267,870
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation expense	1,202,531	940,560
Amortization of intangible assets	75,473	41,809
Amortization of other long term assets	56,178	53,498
(Gain) loss on change in fair value of derivative liability	(120,625)
Changes in operating assets and liabilities:
Accounts receivable	(79,856)	(44,894)
Inventories	25,298	152,708
Prepaid expenses and other current assets	(153,312)	118,056
Advances from customers	65,548	(176,968)
Accounts payable and accrued expenses	356,321	(774,112)
Due to related party	657,906
Other payables	(294)	493,314
Taxes payable	150,908	(47,985)
Net cash provided by operating activities	13,070,902	8,023,856
Cash flows from investing activities:
Increase in intangible assets		(1,803,872)
Investment in other long term assets	(111,535)
Decrease (increase) in loan receivable	61,964	(3,097,916)
Purchases of property and equipment	(5,782,181)	(541,226)
Net cash used in investing activities	(5,831,752)	(5,443,014)
Cash flows from financing activities
Repayment of loans payable	(8,287,635)
Proceeds from loans payable	5,499,272	4,514,107
Repayment of notes payable	(557,673)
Decrease (increase) in restricted cash	557,673	(531,071)
Decrease in notes payable – related party	(46,580)	-
Dividends paid	(3,098,661)	(7,375,991)
Net cash used in financing activities	(5,933,604)	(3,392,955)
Effect of exchange rate changes on cash	(285,726)	166,878
Net increase (decrease) in cash	1,019,820	(645,235)
Cash at beginning of year	4,851,436	5,496,671
Cash at end of year	$5,871,256	$4,851,436
Supplemental disclosure of cash flow information:
Cash paid for interest	$579,608	$407,031
Cash paid for income taxes	$1,892,553	$1,271,013

The accompanying notes are an integral part of these financial statements.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND OPERATION

Ziyang Ceramics Corporation (the “Company”, “we,” “us,” or “ours,”) is a Florida corporation formed on July 13, 1998. Prior to June 27, 2007, our core business was the design, development, manufacture and sale of fingerprint-based identification products and systems that verify a person's identity. We had also licensed certain patented technology designed to detect chemical vapors and unexploded ordnance including bombs, grenades, shells, rockets, and other explosive devices.

Effective June 27, 2007, we entered into a membership interest exchange agreement with Shanghai AoHong Chemical Co., Ltd., a Chinese limited liability company (“AoHong Chemical”), and its sole members Mr. Aihua Hu and his wife, Mrs. Ying Ye. Under the terms of the agreement, we acquired 56.08% of the membership interests of AoHong Chemical from that company in exchange for $3,380,000 to be invested in AoHong Chemical between September 30, 2007 and July 27, 2009.  As part of the transaction, 12,500,000 shares of our common stock valued at $1,187,500 were issued to Mr. Hu.  As of September 30, 2010 $1,780,000 remained outstanding to AoHong Chemical from this transaction, which was accounted for as an intercompany transaction.  On December 9, 2010 we borrowed $1,780,000 from Glodenstone Development Limited, a British Virgin Islands company (“Glodenstone”), an unrelated third party, in order to allow us to pay the remaining portion of our obligation to contribute capital to AoHong Chemical as we negotiated the terms to sell our interest in AoHong Chemical to Glodenstone.  On December 10, 2010 we made the required payment to AoHong Chemical.  On December 23, 2010 we entered into a Membership Interest Sale Agreement with Glodenstone, Mr. Hu and Ms. Ye to sell our 56.08% membership interest in AoHong Chemical to Glodenstone for aggregate consideration of $3,508,340, payable by cancellation of our $1,780,000 debt to Glodenstone and Glodenstone’s issuance to us at closing of a promissory note in the principal amount of $1,728,340.  On June 9, 2011, our shareholders approved the sale of our 56.08% interest in AoHong Chemical. We recorded a provision for the loss on the disposal of our investment in AoHong Chemical in the amount of $3.5 million.

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange”) to acquire all of the issued and outstanding capital stock of China Ziyang Technology Co., Limited, a Hong Kong company (“China Ziyang Technology”). China Ziyang Technology acquired 100% of the capital stock of Ziyang Ceramic Company Limited, a Chinese company (“Ziyang Ceramics”) on June 29, 2011 in exchange for payment to the former shareholders of Ziyang Ceramics of RMB 50,000,000 (approximately $7,632,000). Ziyang Ceramics is a manufacturer and distributer of porcelain tiles used for residential and commercial flooring in the PRC. Under the terms of the Share Exchange, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”), representing approximately 54.0% of our issued and outstanding shares, and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and will automatically convert into 7,369,966 shares of our common stock, after giving effect to a 400 for 1 reverse stock split of our common stock (the “Post-Reverse Split Shares”), for 100% of the outstanding shares of China Ziyang Technology. Because we did not have a sufficient number of authorized shares at the time the transaction was completed to issue the full amount of shares required for the acquisition of China Ziyang Technology, we issued the convertible note which automatically converts into the Post Reverse Split Shares once the aforementioned reverse stock split becomes effective. The Pre-Reverse Split and Post-Reverse Split Shares, when issued, will represent approximately 79.6% of our issued and outstanding common stock. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries. The transaction was accounted for as a reverse merger and recapitalization of China Ziyang Technology whereby China Ziyang Technology is considered the acquirer for accounting purposes. Effective as of June 30, 2011, our Board of Directors elected to change our fiscal year from September 30, to December 31, consistent with the fiscal year end of Ziyang Ceramics.

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

As of December 31, 2010	RMB 6.5918 to $1.00
As of December 31, 2011	RMB 6.3523 to $1.00

Twelve months ended December 31, 2010	RMB 6.7605 to $1.00
Twelve months ended December 31, 2011	RMB 6.4544 to $1.00

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

Cash and cash equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of December 31, 2011, we held $5,860,826 of our cash and cash equivalents with commercial banking institutions in the People's Republic of China ("PRC"), and $10,430 with banks in the United States. As of December 31, 2010, we held $4,851,436 of our cash and cash equivalents with commercial banking institution in PRC, and none in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2011.

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

  In the third quarter of 2011, we submitted an application for the Patent of Utility Model State Intellectual Property Office of China for technical improvements to increase production efficiency that were developed by our research and development team. The application review, verification and approval process is expected to take approximately one year.

 For the twelve months ended December 31, 2011 and 2010, we recorded $65,289 and $0 of research and development expense, respectively.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2011 and December 31, 2010, bad debt allowance balances were zero. There is no bad debt expense during the twelve months ended December 31, 2011 and 2010.

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

Derivative liability

We evaluate our convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC Sections 810-10-05-4 and 815-40-25.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and the related fair value is reclassified to equity.  We perform a mark-to-market valuation on a quarterly basis using the Black-Scholes Option Pricing Model with gains and losses to be recognized in current earnings.

Impairment of long-lived assets

        Our long-lived assets, which include property, plant and equipment and prepaid rent under our land lease (intangible), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  We determined there were no impairments of long-lived assets as of December 31, 2011 and 2010.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since 2008, the statutory income tax rate for all businesses in China has been 25%, although certain special tax treatment is granted by the tax authority. According to the tax special treatment policy to encourage more efficient utilization of natural resources established by the State Administration of Taxation of PRC in its 2009 Correspondence No. 185, and approved by the Administration of Taxation of Zhucheng City in Shangdong Province, where our operations are located, 10% of our revenue from sales of finished goods is exempt from income tax calculation.

Value added tax

Since we use recycled raw materials to manufacture its products, the State Administration of Taxation in the PRC has granted us VAT tax exemption on sales of finished goods. The tax exemption is subject to review and approval of the tax authority on an annual basis.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Shareholders’ Equity.

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, our management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories at December 31, 2011 and December 31, 2010 consist of the following:

	December 31, 2011	December 31, 2010
Raw materials	$722,352	$953,737
Supplementary materials	286,997	91,036
Packing materials	59,524	37,662
Finished goods	1,575,830	1,483,168
	2,644,703	2,565,603
Less: reserve for obsolete inventory	(15,578)	(14,967)
	$2,629,125	$2,550,636

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2011 and December 31, 2010 consist of the following:

	December 31, 2011	December 31, 2010

Advances to suppliers	$0	$9,075
Other receivables	214,977	47,779
	$214,977	$56,854

NOTE 5 – LOAN RECEIVABLE

On October 29, 2010, Ziyang Ceramics loaned Zhucheng Public Hospital, an unrelated third party, RMB 20,000,000 ($3,130,625 at issuance date). This loan bears interest at the rate of 1% per month and is secured by Zhucheng Public Hospital’s land use right, property and fixed assets of Zhucheng Public Hospital. The interest is due every six months and the principal due on October 28, 2011. On October 31, 2011, the two parties entered into an agreement to renew the loan for another year, extending the due date to November 30, 2012.

NOTE 6 – NOTES RECEIVABLE

On June 9, 2011, our shareholders approved the sale of its 56.08% interest in its former subsidiary, AoHong Chemical, to Glodenstone. Following the June 9, 2011 shareholders’ meeting, we completed the sale of its 56.08% interest in AoHong Chemical to Glodenstone for $3,508,340 payable by Glodenstone’s forgiveness of the $1,780,000 debt we owed Glodenstone and the delivery to us of Glodenstone’s promissory note in the principal amount of $1,728,340. The promissory note bears interest at an annual rate of 5%, is due December 31, 2011 and is secured by Glodenstone’s 56.08% ownership interest in AoHong Chemical. We received the full payment from Glodenstone in early January 2012.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	Estimated Life	December 31, 2011	December 31, 2010

Plant and Buildings	10-25 Years	$7,422,020	$6,040,337
Auto	5 Years	353,848	339,961
Machinery and Equipment	5 -10 Years	12,967,854	7,475,506
		20,743,722	13,855,804
Less: Accumulated Depreciation		(4,676,488)	(3,318,859)
		$16,067,234	$10,536,945

In August 2011, Ziyang Ceramics completed the construction and installation of new production line for its new line of interior porcelain wall tiles, which resulted in an addition of $1,325,476 to property plant and buildings, and $5,376,476 to machinery and equipment. The production on the new line commenced in August, 2011.

As of December 31, 2011 and December 31, 2010, the net book value of property, plant and equipment pledged as collateral for bank loans was $1,138,346, and $2,738,019, respectively. Refer to Note 11 – Loans Payable for details on the terms and covenants on these loans.

NOTE 8 – LONG TERM PREPAID EXPENSES

Long term prepaid expenses include prepaid rent of RMB 7,279,510 (approximately $1,126,335) for a parcel of land covering 1.8 million square feet that includes production facilities covering an area of approximately 775,000 square feet, an office building covering an area of 19,375 square feet and a dormitory and cafeteria covering an area of 22,600 square feet located at Xi Lv Biao Industrial Park, Longdu Street, Zhucheng City, Shangdong Province, China.  This parcel of land is leased by the Company from Zhucheng City, Lvbiao Town, West Lvbiao Village pursuant to the terms of a lease agreement dated January 30, 2006 which required a one-time payment of RMB 7,098,910 (approximately $1,096,610). The term of the lease begins on December 1, 2005 and expires on November 30, 2035.  The Company amortizes its prepaid rent over the term of the lease.

On November 1, 2010, Ziyang Ceramics entered into a lease agreement with the Zhucheng City Zupan Villager Committee for the use of a parcel of land covering an area of 1,462,457 square feet located in Zhucheng City, Huanghua Town, China. Under the terms of the lease agreement, Ziyang Ceramics made a one-time payment of RMB 12,228,000 (approximately $1,859,000). The term of the lease begins on November 1, 2010 and expires on October 31, 2060.  The Company amortizes its prepaid rent over the term of the lease.

At December 31, 2011 and 2010, long term prepaid expenses are as follows:

	Useful Life	December 31, 2011	December 31, 2010

Prepaid rent - Lvbiao	30 Years	$1,145,964	$1,100,988
Prepaid rent - Huanghua	50 Years	1,924,973	1,849,421
		3,070,937	2,950,408
Less: Accumulated Amortization		(274,109)	(189,662)
		$2,796,828	$2,760,746

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 9 – OTHER LONG TERM ASSETS

Other long term assets consists of mining rights that cover six mining areas all located in Zhucheng City of Shandong Province in China. We have obtained the right to mine these areas under the terms of mining right permits that permit us to extract specified quantities of white clay deposits on these properties. We use the extracted material as raw materials in the production of ceramic tiles we manufacture and sell. These mining right permits cover a period of 4 to 8 years which we treat as the useful life, with expiration dates varying from January 2013 to October 2019, with estimated extraction rights of approximately 20,738,716 tons of white clay raw material. We amortize the mining rights on a straight-line basis over the useful life of each individual mining right permit.

Other long term assets consist of the following mining right permits:

	Useful life	December 31, 2011	December 31, 2010

Wa Dian Shi Jia Lake Quarry	6 Years	$60,765	$58,380
Zhu Pan San Village Clay Quarry	6 Years	91,305	87,723
Wei Jin Zi Clay Quarry	5 Years	64,544	62,010
Meng Family Zhuang Zi Village Clay Quarry	4 Years	32,272	51,726
Zhu Pan San Village Clay Quarry II	8 Years	113,345
Pan Family Village Quarry	5 Years	53,839	31,005
		416,070	290,844
Less: Accumulated Amortization		(179,889)	(117,980)
		$236,181	$172,864

NOTE 10 – RESTRICTED CASH

Restricted cash is the cash deposit required by the bank to guarantee our bank acceptance bills, see Note 12 - Notes Payable. The bank acceptance bill was paid in full during the second quarter of 2011 and there was no restricted cash as of December 31, 2011.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 – LOANS PAYABLE

Loans payable consisted of the following:

	December 31, 2011	December 31, 2010

To Shandong Zhucheng Rural Cooperation ("SZRC") Bank, due on July 25, 2012.Interest payable monthly at an annual rate of 8.528%. Pledged by property, plant and equipment. See Note 7 for amount pledged.	$1,495,521	$-
To Shengzhen Development Bank Chenyang Branch, due on March 23, 2012. Interest payable monthly at an annual rate of 6.363%. Guaranteed by a third party: Zhucheng Chunguang Electron Co., Ltd.	1,416,810	-
To Agriculture Bank of China Zhucheng Branch, due on March 8, 2012. Interest payable monthly at an annual rate of 6.741%. Guaranteed by a third party: Zhucheng Ruiyusheng Wool Textile Co., Ltd.	1,574,233	-
To Bank of Weifang, due on May 26, 2012. Interest payable monthly at an annual rate of 8.834%. Guaranteed by a third party: Zhucheng Guoxin Plastics Co., Ltd.	1,101,963	-
To SZRC Bank, due on November 1, 2011. Interest payable monthly at an annual rate of 5.4%. Pledged by property, plant and equipment. See Note 7 for amount pledged.	-	604,979
To SZRC Bank, due on November 10, 2012. Interest payable monthly at an annual rate of 5.4%. Guaranteed by related parties: Linbo Chi, president of the Company and Ping Wang, Chief Financial Officer of the Company; and third parties: Shandong Hongguang Electric Power Padding Co., Ltd. and Zhucheng Car Repair Co., Ltd.	236.135-	226,867
To Shengzhen Development Bank Chenyang Branch, due on March 11, 2011. Interest payable monthly at an annual rate of 5.841%. Guaranteed by a third party: Zhucheng Chunguang Electron Co., Ltd.	-	1,361,203
To Agriculture Bank of China Zhucheng Branch, due on March 18, 2011. Interest payable monthly at an annual rate of 5.31%. Guaranteed by a third party: Zhucheng Ruiyusheng Wool Textile Co., Ltd.	-	1,512,447
To SZRC Bank, due on December 9, 2011. Interest payable monthly at an annual rate of 7.228%. Pledged by property, plant and equipment and guaranteed by a third party: Zhucheng Hongguang Electric Power Padding Co., Ltd.	-	1,209,958
To SZRC Bank, due on July 18, 2011.Interest payable monthly at an annual rate of 5.31%. Pledged by property, plant and equipment. See Note 7 for amount pledged.	-	1,436,825
To Weifang Bank Zhucheng Branch, due on February 20, 2011. Interest payable monthly at an annual rate of 7.965%. Guaranteed by a third party: Zhucheng Guoxing Rubber Co., Ltd.	-	756,224
To Mingsheng Bank of China Weifang branch, due on September 15, 2011. Interest payable monthly at an annual rate of 6.372%. Guaranteed by a third party: Shandong Jiashibo Food Co., Ltd. and Zhucheng Chunguang Electron Co. Ltd.	-	1,209,958
Total	5,824,662	8,318,461
Less: current portion	(5,588,527)	(8,091,594)
Long-Term portion of Loans payable	$236,135	$226,867

We are in compliance with the terms and covenants of the above loans as of December 31, 2011 and 2010.

In March 2012, the Agriculture Bank of China Zhucheng Branch and the Shengzhen Development Bank Chenyang Branch orally agreed to renew the loans due on March 8, and March 23, 2012, respectively, for one more year on similar terms with their respective original loans. Formal renewals are pending the Company providing certain documentation to the banks, and other administrative procedures.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Notes payable consists of the following on December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Bank acceptance bills, non-interest bearing. Secured by restricted cash of $0 and $544,481 at December 31, 2011 and 2010, payable on demand.	$-	$544,481
	$-	$544,481

NOTE 13 – NOTES PAYABLE – RELATED PARTY

On July 1, 2011, we consolidated our notes payable to CD International Enterprises, Inc., a Florida corporation formerly known as China Direct Industries, Inc., and a principal share holder of our company, into one promissory note in the amount of $987,420, which is due on December 31, 2011, and bears interest rate of 4% per annum, payable on the due date of the note. We have paid the amount in January 2012,

On July 1, 2011, we issued another promissory note payable to China Direct in the amount of $20,000 reflecting expense amounts paid by CD International Enterprises, Inc. on our behalf. This promissory note is due on June 30, 2012 and bears interest rate of 4% per annum, which is payable on the due date of the note.

NOTE 14 – DUE TO RELATED PARTY

At December 31, 2011 and 2010, our related party payable to former Ziyang Ceramics shareholders and CD International Enterprises, Inc., our corporate management service provider and owner of approximately 13% of our common stock, was $559,325 and $0, respectively, comprised of the following:

	December 31, 2011	December 31, 2010
Interest payable	$20,149	$-
Professional fees	39,176	-
Consulting fees	500,000
	$559,325	$-

The interest payable of $20,149 reflects the accrued interest on the $1,007,420 of promissory notes due to CD International Enterprises Inc., --see Note 13 – Notes Payable – Related Party.

The professional fees represent legal, auditing, public and investor relations fees that have been paid by CD International Enterprises Inc., on our behalf.

The consulting fees are our obligation to pay CD International Enterprises Inc. $500,000 as compensation for certain consulting services CD International Enterprises Inc., provided to us that were completed on June 30, 2011. We paid the consulting fee in full in January 2012.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 15 – OTHER PAYABLE

Other payable primarily consists of amounts due for construction services and goods related to the construction of our new porcelain wall tile production line and amounts payable to social security funds in accordance with the Chinese laws and regulations.

	December 31, 2011	December 31, 2010
Payables related to construction in progress	$493,843	$-
Social security payable	735,483	706,616
Other payable	-	46,386
Total	$1,229,326	$753,002

NOTE 16 – DIVIDEND PAYABLE

On February 23, 2011, Ziyang Ceramics declared a dividend of RMB 20,000,000 ($3,094,538 at time of declaration) payable to its then shareholders. On June 15, 2011, Ziyang Ceramics paid RMB 10,000,000 ($1,541,212 at time of payment) in cash and on November 10, 2011, it paid the remaining RMB 10,000,000 ($1,574,233 at time of payment).

NOTE 17 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) among us, China Ziyang Technology and its shareholder Best Alliance Worldwide Investments Limited (“BAW”) which owned 100% of the outstanding shares of Ziyang Ceramics.

Under the Share Exchange Agreement, we exchanged 501,462 shares of our common stock (the “Pre-Reverse Split Shares”) representing approximately 54.0% of our issued and outstanding shares and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and is automatically convertible into 7,369,966 shares of our common stock after giving effect to and upon completion of the  400 for 1 reverse stock split we plan to implement pursuant to the terms of the convertible note (the “Post-Reverse Split Shares”) for 100% of the outstanding shares of China Ziyang Technology. On September 30, 2011 we amended the Convertible Promissory Note issued to BAW to eliminate the requirement for payment of interest. The Pre-Reverse Split and Post-Reverse Split Shares when issued will represent approximately 79.6% of our issued and outstanding common stock and is hereinafter referred to as the “Share Exchange”. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries.

As discussed in Note 1, on June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. and its affiliate (“CD International Enterprises, Inc.” which was formerly known as "China Direct"), substantial shareholders of our company, whereby CD International Enterprises Inc. agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets.  As compensation for CD International Enterprises Inc’s services that were completed on June 30, 2011, we issued CD International Enterprises Inc. a convertible promissory note in the principal amount of $11,075,206 (the “CD International Enterprises Inc. Convertible Note”) and agreed to pay CD International Enterprises Inc. $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone Development Limited.  The CD International Enterprises Inc. Convertible Note bears interest at the rate of 3% per annum and is automatically convertible into 1,538,223 shares of our common stock, after giving effect to and upon completion of the 400 for 1 reverse stock split we plan to implement in connection with our acquisition of China Ziyang Technology. On September 30, 2011 we amended the CD International Enterprises Inc. Convertible Note to eliminate the requirement for payment of interest. Because the terms of the CD International Enterprises Inc. Note are such that it can only be settled through the issuance of our common stock, we accounted for the note as an equity transaction and included it as additional paid in capital.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The Convertible Promissory Note issued to BAW and the CD International Enterprises Inc. Convertible Note were structured in the manner of a recapitalization such that the notes will be settled only in shares of our common stock. The terms of the promissory notes provided that, immediately following the date on which we shall have filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida increasing the number of its authorized shares of Common Stock or upon completion of a reverse stock split so that there are a sufficient number of authorized shares of our common stock to permit a full conversion of the principal amount of these notes, all amounts will convert into shares of our Common Stock at the predetermined conversion price without any action of the holders. In addition, as the shareholders of BAW and Ziyang Ceramics are the same individuals, who became our controlling interest holders, approval from shareholders to increase authorized shares or to reverse split currently outstanding common stock is deemed within our control. Accordingly, the Convertible Promissory Notes were accounted for as additional paid in capital.

Other than for accrued interest, the number of shares in which the Convertible Promissory Note issued to BAW and the CD International Enterprises Inc. Convertible Note are convertible into is not subject to adjustment unless, during the time the notes are outstanding, we were to declare a stock dividend or make other distributions of its common stock or if we were to merge with or transfer its assets to an unrelated entity.

Stock Options

Stock option activity for the twelve months ended December 31, 2011 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2009	22,250	$36.00
Granted	-	-
Exercised	-	-
Forfeited	(1,000)	76.00
Balance at December 31, 2011	21,250	$36.00

Granted	-	-
Exercised	-	-
Forfeited	(625)	80.00
Balance at December 31, 2011	20,625	$36.00

Common Stock Warrants

Between August and October, 2007 we sold units of our securities consisting of 119,267 shares of common stock and granted common stock purchase warrants to purchase 131,194 shares of common stock with a par value of $0.4 per share, exercisable at $48.00 per share. Under the terms of this subscription agreement, in the event we were to issue any shares of common stock or securities convertible into shares to any third party purchaser at a price less than the offering price, each purchaser has the right to apply the lowest such price. We noted the guidance provided under EITF Issue No. 07-5 “ Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock ,” effective for financial statements issued for fiscal years beginning after December 15, 2008 (including the succeeding content under ASC Section 815-40-15), and determined that such a feature, commonly known as a most favored nations provision, rendered these warrants not indexed to our own stock, which require the warrants to be recorded at fair value as a derivative liability

At December 31, 2011, we had 26,125 warrants outstanding that were subject to the most favored nations’ provision and a related derivative liability of $24,777.  Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at December 31, 2011 were as follows:

Expected life (years)	0.25 – 0.75
Risk free rate of interest	0.02 – 0.12%
Volatility	353%
Dividend yield	0%

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Stock warrant activity for the twelve months ended December 31, 2011 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	136,939	$32.00
Granted	-	-
Exercised	-	-
Expired	(495)	32.00
Balance at December 31, 2011	136,444	$32.00

NOTE 18 - EARNINGS PER SHARE

On January 27, 2012, our common stock effected a 400 to 1 reverse split. As a result of the reverse stock split, each 400 shares of our common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split becomes one share of our common stock on the effective date of the reverse stock split. No fractional shares of common stock will be issued to any shareholder in connection with the reverse stock split and all fractional shares which might otherwise be issuable as a result of the reverse stock split will be rounded up to the nearest whole share.

Pursuant to section 260-10-45 of the FASB Accounting Standards Codification, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

	For the Years Ended December 31,
	2011	2010
Numerator:
Net income	$10,834,826	$7,267,870

Numerator for basic EPS, income applicable to common stock holders	$10,834,826	$7,267,870
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	844,360	590,035
Stock Awards, Options, and Warrants	-	-

Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	844,360	590,035
Basic and Diluted Earnings Per Common Share:
Earnings per share - basic	$12.83	$12.32

Earnings per share - diluted	$12.83	$12.32

At December 31, 2011 outstanding warrants to purchase common stock, which could have resulted in the issuance of 140,569 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for 2011.

At December 31, 2010 outstanding warrants to purchase common stock, which could have resulted in the issuance of 154,990 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for 2011.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

In conjunction with the Ziyang Ceramics reverse acquisition of June 30, 2011, we issued two convertible promissory notes to Ziyang Ceramics former shareholders and the consultant China Direct Investments on June 30, 2011, that are convertible into 7,369,966 shares and 1,538,223 shares of our common stock, respectively. Conversion was conditioned on the Company effecting the 400:1 reverse stock split that was completed on January 27, 2012 and only after all relevant filings have been cleared and approved by regulatory agencies. Because the conditions could only be satisfied in 2012, these shares were not included in the dilutive EPS calculation for 2011.

NOTE 19 – STATUTORY RESERVE

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

NOTE 20 – CONCENTRATIONS OF CREDIT RISK

(i) Credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents. As of December 31, 2011, substantially all of our cash and equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that we are not exposed to significant risks on such accounts.

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

NOTE 21 – INCOME TAX

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Our subsidiaries in the PRC are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, our PRC subsidiaries are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes). According to the tax special treatment policy to encourage more efficient utilization of natural resources established by the State Administration of Taxation of PRC in its 2009 Correspondence No. 185, and approved by the Administration of Taxation of Zhucheng City in Shangdong Province, where our operations are located, 10% of our income from sales of finished goods is exempt from income tax.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2011	2010
U.S. Operations	$(100,476)	$-
Chinese Operations	13,101,763	8,720,863
Total	$13,009,944	$8,720,863

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2011	2010
Federal, State and Local	$-	$-
Peoples Republic of China - Federal and Local	2,175,118	1,452,993
Total	$2,175,118	$1,452,993

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2011	2010
Income tax (benefit) provision at Federal statutory rate	$4,425,000	$2,472,000
State income taxes, net of Federal Benefit	600,000	334,000
Permanent differences and abatement of PRC taxes on
Certain sales of finished products	(1,150,000)	(365,000)
U.S. tax rate in excess of foreign tax rate	(1,782,000)	(988,000)
Benefit of loss	82,000	-
Tax provision	$2,175,000	$1,453,000

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2011 expiring through the year 2031. Management estimates the NOL as of December 31, 2011 to be approximately $12,388,000. The utilization of our NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the Share Exchange entered into on June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Total deferred tax asset - from NOL carry forwards	$4,782,000	$4,655,000
Valuation allowance	(4,782,000)	(4,655,000)
Deferred tax asset, net of allowance	$-	$-

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 22 – COMMITMENTS AND CONTINGENCIES

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