Form 10-Q
period 2012-03-31
Ziyang Ceramics Corp
filed 2012-05-15
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

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

 86-536-6046925
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  10,001,220 shares of common stock are issued and outstanding as of May 10, 2012.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in  Item A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.  Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	Unaudited	Unaudited

Net revenues	$11,411,336	$7,483,617
Cost of sales	7,101,427	4,843,704
Gross profit	4,309,909	2,639,913

Operating expenses:
Selling expenses	51,763	49,256
General and administrative	413,372	473,684
Total operating expenses	465,135	522,940

Operating income	3,844,774	2,116,973

Other income (expenses):
Other expenses	(2,508)	(38)
Interest income	104,510	98,592
Interest expense	(122,638)	(127,741)
Loss from change in fair value of derivative liability	(244)	-
Total other expenses	(20,880)	(29,187)

Income before income taxes	3,823,894	2,087,786

Income taxes	(665,949)	(353,178)

Net income	$3,157,945	$1,734,608

Comprehensive Income:

Net income	$3,157,945	$1,734,608

Foreign currency translation (loss) gain	(11,980)	121,092

Comprehensive income	$3,145,965	$1,855,700

Basic and diluted income per common share	0.42	2.94

Weighted average common shares outstanding-basic and diluted	7,455,675	590,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$9,211,664	$5,871,256
Notes receivable	-	1,728,340
Loan receivable	3,168,467	3,148,466
Accounts receivable	304,094	554,744
Inventories, net	2,910,284	2,629,125
Prepaid expenses and other current assets	276,092	214,977
Total Current Assets	15,870,601	14,146,908

LONG TERM ASSETS:
Property, plant and equipment, net	15,782,921	16,067,234
Long term prepaid expenses	2,795,299	2,796,828
Other long term assets	215,397	236,181
Total Assets	$34,664,218	$33,247,151

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable-short term	$5,861,665	$5,588,527
Notes payable - related party	-	1,007,420
Accounts payable and accrued expenses	1,813,043	2,004,573
Advance from customers	411,667	332,495
Due to related party	-	559,325
Taxes payable	695,860	525,851
Derivative liability	25,021	24,777
Other payables	972,275	1,229,326
Total Current Liabilities	9,779,531	11,272,294

LONG-TERM LIABILITIES:
Loans payable-long term	-	236,135
Total Liabilities	9,779,531	11,508,429

SHAREHOLDERS' EQUITY:
Common stock ($0.001 par value, 500,000,000 shares authorized; 10, 001,220 and 1,091,812 shares outstanding at March 31, 2012 and December 31, 2011.)	10,001	1,092
Additional paid-in capital	7,311,603	7,320,512
Retained earnings	16,484,268	13,326,323
Other comprehensive income	1,078,815	1,090,795
Total Shareholders' Equity	24,884,687	21,738,722
Total Liabilities and Shareholders' Equity	$34,664,218	$33,247,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:	Unaudited	Unaudited
Net income	$3,157,945	$1,734,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	391,155	253,931
Amortization of intangible assets	19,341	18,536
Amortization of other long term assets	22,336	13,797
Gain from fair value change in derivative liabilities	244	-
Changes in assets and liabilities:
Accounts receivable	254,810	143,070
Notes receivable	1,728,340	-
Advance to suppliers	(81,422)	-
Prepaid expenses and other current assets	21,535	(303,652)
Inventories	(265,070)	(131,657)
Accounts payable and accrued expenses	(203,072)	142,169
Due to related party	(59,325)	-
Other payables	(110)	120,856
Taxes payable	167,055	81,213
Advance from customers	77,239	(59,636)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,231,001	2,013,235

INVESTING ACTIVITIES:
Increase in loan receivable	-	(91,306)
Purchase of property, plant and equipment	(269,239)	(54,419)
NET CASH USED IN INVESTING ACTIVITIES	(269,239)	(145,725)

FINANCING ACTIVITIES:
Repayment of loans payable	-	(760,885)
Repayment of notes payable-related party	(1,507,420)
NET CASH USED IN FINANCING ACTIVITIES	(1,507,420)	(760,885)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(113,934)	49,282

NET INCREASE IN CASH	3,340,408	1,155,907

CASH - beginning of period	5,871,256	4,851,436

CASH - end of period	$9,211,664	$6,007,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,892,553	$120,257
Cash paid for interest	$122,638	$127,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange”) to acquire all of the issued and outstanding capital stock of China Ziyang Technology Co., Limited, a Hong Kong company (“China Ziyang Technology”). China Ziyang Technology acquired 100% of the capital stock of Ziyang Ceramic Company Limited, a Chinese company (“Ziyang Ceramics”) on June 29, 2011 in exchange for payment to the former shareholders of Ziyang Ceramics of RMB 50,000,00 (approximately $7,632,000). Ziyang Ceramics is a manufacturer and distributer of porcelain tiles used for residential and commercial flooring and walling in the PRC. Under the terms of the Share Exchange, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”), representing approximately 54.0% of our issued and outstanding shares, and a Convertible Promissory Note in the principal amount of $14,739,932 which bears interest at the rate of 3% per annum and will automatically convert into 7,369,966 shares of our common stock, after giving effect to a then proposed 400 for 1 reverse stock split of our common stock (the “Post-Reverse Split Shares”), for 100% of the outstanding shares of China Ziyang Technology. Because we did not have a sufficient number of authorized shares at the time the transaction was completed to issue the full amount of shares required for the acquisition of China Ziyang Technology, we issued the convertible note which automatically converts into the Post Reverse Split Shares once the aforementioned reverse stock split becomes effective. On January 27, 2012, the above mentioned 400 for 1 reverse stock split became effective and the Convertible Promissory Note automatically converted into 7,369,966 shares of our common stock, which resulted in the former shareholders of Ziyang Ceramics owning 79.6% of our issued and outstanding common stock. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries. The transaction was accounted for as a reverse merger and recapitalization of China Ziyang Technology whereby China Ziyang Technology is considered the acquirer for accounting purposes. Effective as of June 30, 2011, our Board of Directors elected to change our fiscal year from September 30, to December 31, consistent with the fiscal year end of Ziyang Ceramics.

Our business is now conducted through our Ziyang Ceramics subsidiary, which manufactures and distributes porcelain tiles used for interior residential and commercial flooring and walls. Ziyang Ceramics was established in January 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2011 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

As of March 31, 2012	RMB 6.3122 to $1.00
As of December 31, 2011	RMB 6.3523 to $1.00

Three months ended March 31, 2012	RMB 6.2976 to $1.00
Three months ended March 31, 2011	RMB 6.5713 to $1.00

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

Cash and cash equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of March 31, 2012, we held $9,210,965 of our cash and cash equivalents with commercial banking institutions in the People's Republic of China ("PRC"), and $699 with banks in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2012.

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

 For the three months ended March 31, 2012 and 2011, we recorded $32,393 and $0 of research and development expense, respectively.

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2012 and December 31, 2011, bad debt allowance balances were zero. There is no bad debt expense during the three months ended March 31, 2012 and 2011.

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

Impairment of long-lived assets

        Our long-lived assets, which include property, plant and equipment and prepaid rent under our land lease (intangible), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  We determined there were no impairments of long-lived assets as of March 31, 2012 and December 31, 2011.

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Revenue recognition

We follow U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104 for revenue recognition.  Revenue is recognized when earned and is reported net of refunds.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since 2008, the statutory income tax rate for all businesses in China has been 25%, although certain special tax treatment is granted by the tax authority. According to the tax special treatment policy to encourage more efficient utilization of natural resources established by the State Administration of Taxation of PRC in its 2009 Correspondence No. 185, and approved by the Administration of Taxation of Zhucheng City in Shangdong Province, where our operations are located, 10% of our income from sales of finished goods is exempt from income tax calculation.

Value added tax

Since we use recycled raw materials to manufacture its products, the State Administration of Taxation in the PRC has granted us VAT tax exemption on sales of finished goods. The tax exemption is subject to review and approval of the tax authority on an annual basis.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income.

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 3 – INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$646,520	$722,352
Supplementary materials	71,591	286,997
Packing materials	31,981	59,524
Finished goods	2,160,192	1,575,830
	2,910,284	2,644,703
Less: reserve for obsolete inventory	-	(15,578)
	$2,910,284	$2,629,125

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011

Advances to suppliers	$81,234	$-
Other receivables	194,858	214,977
	$276,092	$214,977

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

NOTE 6 – NOTES RECEIVABLE

On June 9, 2011, our shareholders approved the sale of its 56.08% interest in its former subsidiary, AoHong Chemical, to Glodenstone. Following the June 9, 2011 shareholders’ meeting, we completed the sale of its 56.08% interest in AoHong Chemical to Glodenstone for $3,508,340 payable by Glodenstone’s forgiveness of the $1,780,000 debt we owed Glodenstone and the delivery to us of Glodenstone’s promissory note in the principal amount of $1,728,340. The promissory note bore interest at an annual rate of 5%, was due December 31, 2011 and was secured by Glodenstone’s 56.08% ownership interest in AoHong Chemical. We received the full payment from Glodenstone in early January 2012.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	Estimated Life	March 31, 2012	December 31, 2011

Plant and Buildings	10-25 Years	$7,469,170	$7,422,020
Auto	5 Years	356,096	353,848
Machinery and Equipment	5 -10 Years	13,054,102	12,967,854
		20,879,368	20,743,722
Less: Accumulated Depreciation		(5,096,447)	(4,676,488)
		$15,782,921	$16,067,234

In August 2011, Ziyang Ceramics completed the construction and installation of a new production line for its new line of interior porcelain wall tiles, which resulted in a reclassification of $1,325,476 from construction in progress to plant and buildings, and $5,376,476 to machinery and equipment. The production on the new line commenced in August, 2011. As of March 31, 2012, we do not have any construction in progress.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

As of March 31, 2012 and December 31, 2011, the net book value of property, plant and equipment pledged as collateral for bank loans was $1,097,874, and $1,138,346, respectively. Refer to Note 10 – Loans Payable for details on the terms and covenants on these loans.

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

At March 31, 2012 and December 31, 2011, long term prepaid expenses are as follows:

	Useful Life	March 31, 2012	December 31, 2011

Prepaid rent - Lvbiao	30 Years	$1,153,244	$1,145,964
Prepaid rent - Huanghua	50 Years	1,937,202	1,924,973
		3,090,446	3,070,937
Less: Accumulated Amortization		(295,147)	(274,109)
		$2,795,299	$2,796,828

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

         Other long term assets consist of the following mining right permits:

	Useful life	March 31, 2012	December 31, 2011

Wa Dian Shi Jia Lake Quarry	6 Years	$61,151	$60,765
Zhu Pan San Village Clay Quarry	6 Years	91,885	91,305
Wei Jin Zi Clay Quarry	5 Years	64,954	64,544
Meng Family Zhuang Zi Village Clay Quarry	4 Years	32,477	32,272
Zhu Pan San Village Clay Quarry II	8 Years	114,065	113,345
Pan Family Village Quarry	5 Years	54,181	53.839
		418,713	416,070
Less: Accumulated Amortization		(203,316)	(179,889)
		$215,397	$236,181

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 10 – LOANS PAYABLE

Loans payable consisted of the following:

	March 31, 2012	December 31, 2011
To Agriculture Bank of China Zhucheng Branch, due on March 1, 2013. Interest payable monthly within 15% float against the bank’s benchmark interest rate.	$1,584,234	$-
To Shengzhen development bank Chenyang Branch, due on March 25, 2013. Interest payable monthly within 15% float against the bank’s benchmark interest rate.	1,425,810	-
To Shandong Zhucheng Rural Cooperation ("SZRC") Bank, due on July 25, 2012.Interest payable monthly at an annual rate of 8.528%. Pledged by property, plant and equipment. See Note 7 for amount pledged.	1,505,022	1,495,521
To Shengzhen Development Bank Chenyang Branch, due on March 23, 2012. Interest payable monthly at an annual rate of 6.363%. Guaranteed by a third party: Zhucheng Chunguang Electron Co., Ltd	-	1,416,810
To Agriculture Bank of China Zhucheng Branch, due on March 8, 2012. Interest payable monthly at an annual rate of 6.741%. Guaranteed by a third party: Zhucheng Ruiyusheng Wool Textile Co., Ltd.	-	1,574,233
To Bank of Weifang, due on May 26, 2012. Interest payable monthly at an annual rate of 8.834%. Guaranteed by a third party: Zhucheng Guoxin Plastics Co., Ltd.	1,108,964	1,101,963
To SZRC Bank, due on November 10, 2012. Interest payable monthly at an annual rate of 6.560%. Guaranteed by related parties: Linbo Chi, president of the Company and Ping Wang, Chief Financial Officer of the Company; and third parties: Shandong Hongguang Electric Power Padding Co., Ltd. and Zhucheng Car Repair Co., Ltd.	237,635	236,135
Total	5,861,665	5,824,662
Less: current portion	(5,861,665)	(5,588,527)
Long-Term portion of Loans payable	$-	$236,135

We are in compliance with the terms and covenants of the above loans as of March 31, 2012. We intend to renew the short term loan from Bank of Weifang due on May 26, 2012.

NOTE 11 – NOTES PAYABLE – RELATED PARTY

On July 1, 2011, we consolidated our notes payable to China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of CD International Enterprises, Inc., a principal shareholder of our company, into one promissory note in the amount of $1,007,420, which is due on December 31, 2011, and bears interest rate of 4% per annum, payable on the due date of the note. We paid the amount in full in January 2012.

NOTE 12 – DUE TO RELATED PARTY

At March 31, 2012 and December 31, 2011, our related party payable to former Ziyang Ceramics shareholders and CD International Enterprises, Inc., our corporate management service provider and owner of approximately 16.8% of our common stock, was $0 and $559,325, respectively, comprised of the following:

	March 31, 2012	December 31, 2011
Interest payable	$-	$20,149
Professional fees	-	39,176
Consulting fees	-	500,000
Due to Related Party	$-	$559,325

The interest payable of $20,149 reflects the accrued interest on the $1,007,420 of promissory notes due to China Direct Investments, Inc. --see Note 11 – Notes Payable – Related Party.

The professional fees represent legal, auditing, public and investor relations fees that have been paid by China Direct Investments, Inc. on our behalf.

The consulting fees are our obligation to pay CD International Enterprises, Inc. $500,000 as compensation for certain consulting services CD International Enterprises, Inc., provided to us that were completed on June 30, 2011.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

We paid the entire balance due to related party in January 2012.

NOTE 13 – OTHER PAYABLE

Other payable primarily consists of amounts due for construction services and goods related to the construction of our new porcelain wall tile production line and amounts payable to social security funds in accordance with Chinese laws and regulations.

	March 31, 2012	December 31, 2011
Payables related to construction in progress	$199,193	$493,843
Social security payable	740,155	735,483
Other payable	32,927	-
Total	$972,275	$1,229,326

NOTE 14 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) among us, China Ziyang Technology and its shareholder Best Alliance Worldwide Investments Limited (“BAW”) which owned 100% of the outstanding shares of Ziyang Ceramics.

Under the Share Exchange Agreement, we exchanged 590,035 shares of our common stock representing approximately 54.0% of our issued and outstanding shares and a Convertible Promissory Note in the principal amount of $14,739,932 which bore interest at the rate of 3% per annum and was automatically convertible into 7,369,966 shares of our common stock after giving effect to and upon completion of the  400 for 1 reverse stock split we planned to implement pursuant to the terms of the convertible note (the “Post-Reverse Split Shares”) for 100% of the outstanding shares of China Ziyang Technology. On September 30, 2011 we amended the Convertible Promissory Note issued to BAW to eliminate the requirement for payment of interest. The Pre-Reverse Split and Post-Reverse Split Shares when issued represented approximately 79.6% of our issued and outstanding common stock and is hereinafter referred to as the “Share Exchange”. As a result of the consummation of the Share Exchange, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries.

As discussed in Note 1, on June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. and its affiliate, substantial shareholders of our company, whereby China Direct Investments, Inc. agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets.  As compensation for China Direct Investments, Inc.’s services that were completed on June 30, 2011, we issued China Direct Investments, Inc. a convertible promissory note in the principal amount of $11,075,206 (the “China Direct Investments, Inc. Convertible Note”) and agreed to pay China Direct Investments, Inc. $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone Development Limited.  The China Direct Investments, Inc. Convertible Note bore interest at the rate of 3% per annum and was automatically convertible into 1,538,223 shares of our common stock, after giving effect to and upon completion of the 400 for 1 reverse stock split completed in January 2012. On September 30, 2011 we amended the China Direct Investments, Inc. Convertible Note to eliminate the requirement for payment of interest. Because the terms of the CD International Enterprises, Inc. Note were such that it could only be settled through the issuance of our common stock, we accounted for the note as an equity transaction and included it as additional paid in capital.

The 400 for 1 reverse stock split of our issued and outstanding common stock was effective on January 27, 2012. As a result, the Convertible Promissory Note issued to BAW and the China Direct Investments, Inc. Convertible Note were automatically converted to 7,369,966 and 1,538,223 shares of our common stock, respectively.

The Convertible Promissory Note issued to BAW and the China Direct Investments, Inc. Convertible Note were structured in the manner of a recapitalization such that the notes will be settled only in shares of our common stock. The terms of the promissory notes provided that, immediately following the date on which we shall have filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida increasing the number of its authorized shares of Common Stock or upon completion of a reverse stock split so that there are a sufficient number of authorized shares of our common stock to permit a full conversion of the principal amount of these notes, all amounts will convert into shares of our Common Stock at the predetermined conversion price without any action of the holders. In addition, as the shareholders of BAW and Ziyang Ceramics are the same individuals, who became our controlling interest holders, approval from shareholders to increase authorized shares or to reverse split currently outstanding common stock is deemed within our control. Accordingly, the Convertible Promissory Notes were accounted for as additional paid in capital.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Stock Options

Stock option activity for the three months ended March 31, 2012 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	20,625	$36.00
Granted	-	-
Exercised	-	-
Forfeited	625	36.00
Balance at March 31, 2012	20,000	$36.00

Common Stock Warrants

Between August and October, 2007 we sold units of our securities consisting of 119,267 shares of common stock and granted common stock purchase warrants to purchase 131,194 shares of common stock with a par value of $0.4 per share, exercisable at $48.00 per share. Under the terms of this subscription agreement, in the event we were to issue any shares of common stock or securities convertible into shares to any third party purchaser at a price less than the offering price, each purchaser has the right to apply the lowest such price. We noted the guidance provided under EITF Issue No. 07-5 “ Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock ,” effective for financial statements issued for fiscal years beginning after December 15, 2008 (including the succeeding content under ASC Section 815-40-15), and determined that such a feature, commonly known as a most favored nations provision, rendered these warrants not indexed to our own stock, which require the warrants to be recorded at fair value as a derivative liability

At March 31, 2012, we had 20,875 warrants outstanding that were subject to the most favored nations’ provision and a related derivative liability of $25,021.  Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at March 31, 2012 were as follows:

Expected life (years)	0.50
Risk free rate of interest	0.15%
Volatility	349%
Dividend yield	0%

Stock warrant activity for the three months ended March 31, 2012 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	136,939	$32.00
Granted	-	-
Exercised	-	-
Expired	(495)	32.00
Balance at December 31, 2011	136,444	$32.00
Granted	-	-
Exercised	-	-
Expired	(5,250)	32.00
Balance at March 31, 2012	131,194	$32.00

NOTE 15 - EARNINGS PER SHARE

On January 27, 2012, our common stock effected a 400 to 1 reverse split. As a result of the reverse stock split, each 400 shares of our common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split became one share of our common stock on the effective date of the reverse stock split. No fractional shares of common stock will be issued to any shareholder in connection with the reverse stock split and all fractional shares which might otherwise be issuable as a result of the reverse stock split will be rounded up to the nearest whole share.

Pursuant to ASC Section 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

	For the Three Months Ended March 31,
	2012	2011

Net income to common to stockholders	$3,157,945	$1,734,608

Basic weighted average number of common shares outstanding	7,455,675	590,035
Stock Awards, Options, and Warrants	-	-
Dilutive weighted average common shares outstanding	7,455,675	590,035
Basic and Diluted Earnings Per Common Share:
Earnings per share - basic	$0.42	$2.94

Earnings per share - diluted	$0.42	$2.94

At March 31, 2012 outstanding warrants to purchase common stock, which could have resulted in the issuance of 131,194 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for the first quarter of 2012.

In conjunction with the Ziyang Ceramics reverse acquisition of June 30, 2011, we issued two convertible promissory notes to Ziyang Ceramics former shareholders and the consultant China Direct Investments on June 30, 2011, that are convertible into 7,369,966 shares and 1,538,223 shares of our common stock, respectively. Conversion was effective on January 27, 2012. As a result, these shares were included in the calculation of basic and diluted earnings per share.

NOTE 16 – STATUTORY RESERVE

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

NOTE 17 – CONCENTRATIONS OF CREDIT RISK

(i) Credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents. As of March 31, 2012, substantially all of our cash and equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that we are not exposed to significant risks on such accounts.

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

On October 7, 2010, we entered into a guarantee agreement with the China Agriculture Bank Zhucheng Branch, under which we guaranteed repayment of a loan in the amount of RMB 15,000,000 (approximately $2,308,000) that the bank issued to Zhucheng Chunguang Electronics Co., a third party, for a term of two years. In the event that the borrower, Zhucheng Chunguang Electronics Co., defaults on the loan, we are liable to repay the full principal, accrued interest, penalty and/or related litigation expenses, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We manufacture and distribute porcelain tiles used for interior residential and commercial flooring and walls. Ziyang Ceramics was established in January 2006. Since its inception, Ziyang Ceramics has expanded its operations to include two production lines with annual total production capacity of approximately 11 million square meters of porcelain flooring tiles in more than 50 different size and color combinations. We sell porcelain flooring tiles and wall tiles under the “Fuyunde”, “Luckway” and “GEF” brand names through a distribution network of approximately 165 distributors across 10 provinces concentrating on major second and third tier cities primarily in Eastern and Central China.

In August 2011, we launched the production of a newly built line of interior porcelain wall tiles with annual production capacity of approximately 80 million square feet. In third quarter of 2011, we also made an investment of approximately $90,000 to build a fully automated packaging line that has significantly improved our packaging efficiency and quality while reducing labor cost. In addition, we also invested approximately $125,000 to upgrade our warehouse logistics system which will substantially reduce labor cost and overhead expenses. We also own mining rights to extract white clay raw material which we use for our own production and sell to third parties.

Our operations are in the PRC and we are able to take advantage of certain tax benefits which improve our net income. Our sales of finished goods are exempt from a 17% value added tax and we are entitled to a deduction from income taxes in an amount equal to 10% of our revenues because we recycles gas and heat and uses certain types of raw materials in the manufacture of our products. Eligibility for these tax benefits is subject to review every two years with the next renewal date on January 1, 2013.

Our Overall Performance

           Our net revenues increased 52.5% for the quarter ended March 31, 2012 over the same period in 2011. Our operating income for the quarter ended March 31, 2012 increased 81.6%, compared with the same period in 2011.  Net income for the quarter ended March 31, 2012 increased 82.1%, compared with the same period in 2011.

Results of Operations

Net Revenues

The increase in our net revenues for the first quarter of 2012 is primarily due to $4.2 million revenue from our new line of interior porcelain wall tile which commenced production in August 2011, coupled with $1.1 million increase from higher sales volume of our higher priced premium polycrystalline porcelain tiles, partially offset by a decrease of $1.6 million in sales from lower end product of patterned polished porcelain tiles.

Excluding wall tile products launched in August 2011, our sales revenue from existing products decreased 4.4% as compared to the same period in 2011. The decrease was primarily due to a decrease of $1.6 million in sales from lower end product of patterned polished porcelain tiles, partially offset by an increase of $1.3 million from higher sales volume of our higher priced premium polycrystalline porcelain tiles and ultra bright polished porcelain tiles.

Cost of Sales

Cost of sales as a percentage of sales revenues decreased to 62.2% for the quarter ended March 31, 2012 from 64.7% in the same period of 2012. The decrease of cost of sales as a percentage of sales revenue was primarily due to our higher priced premium polycrystalline porcelain tiles discussed below in gross profit section.

Gross Profit

Gross profit in the first quarter of 2012 increased 63.3% compared with the same period in 2011. Gross margin for the first quarter of 2012 increased to 37.8% from 35.3% for the same period in 2011. The increase in gross margin was primarily due to our higher priced premium polycrystalline porcelain tiles with a gross margin of 41.2% as compared to 35.4% for the same period in 2011, as a result of an increase of 28.0% in sales price while unit cost increased by 17.0%.

Operating Expenses:

Selling Expenses

Selling expenses in the first quarter of 2012 increased 5.1%, compared with the same period in 2011. As a percentage of sales revenue, selling expense decreased to 0.5% in the quarter ended March 31, 2012 as compared to 0.7% in the same period of 2011. The increase in the 2012 period was due primarily to expenses related to sales agency promotion for our higher priced premium polycrystalline porcelain tiles and interior porcelain wall tiles.

General and Administrative (G&A) Expenses

G&A expenses in the first quarter of 2012 decreased 12.7%, compared with the same period in 2011. As a percentage of sales revenue, G&A decreased to 3.6% in the first quarter of 2012 from 6.3% in the same quarter of 2011. The decrease for the 2012 period was due primarily to $0.2 million decrease in retirement insurance expense and real estate tax expense, partially offset by an increase of $0.1 million in employee welfare expenses.

Income Tax Expense

Our income tax expense in 2012 and 2011 reflects an effective tax rate of approximately 17%. The statutory rate in the PRC is 25%. As set forth above we are entitled to a deduction from income taxes in an amount equal to 10% of our revenues by recycling gas and heat and through our use of certain types of raw materials in manufacturing of our products. Eligibility for this tax benefit is subject to review every two years with the next renewal date on January 1, 2013.

Net Income

Net income in the first quarter of 2012 increased to $3.2 million, or 82.1%, compared to $1.7 million for the same period in 2011. The increase in net income for the quarter ended March 31, 2012 was the result of higher sales volume and revenues from our premium line of polycrystalline porcelain tiles, partially offset by higher production costs for manufacturing labor, raw materials and utilities, and operating expenses, as discussed above

Our Outlook

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

We successfully upgraded our product offerings and improved operational efficiencies. In August 2011, our newly-built production line of interior porcelain wall tiles, the high-end wall decorative products, was launched into production. Our investment in the new production line of interior porcelain wall tile, which started operations in August of 2011, generated revenues of $4.2 million during the first quarter of 2012. We expect this new premium product series to continue to contribute to our expansion in market sales in the coming years.

In future years, we will continue to rely on our perceived competitive advantages over ownership of mineral resources, well-established distribution network and our good relationship with commercial banks in the PRC to expand and upgrade our product combinations to a mixture of high-end and intermediate offerings, and thus establish market recognition and acceptance of our high-end brands and premium products.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of March 31, 2012, we had cash on hand of $9.2 million, and our working capital was $6.1 million, compared with cash on hand of $5.9 million and working capital of $2.9 million at December 31, 2011.

We expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations and satisfy our obligations as they become due for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital:

-	An increase in working capital requirements to finance the overall growth of our company;
-	Capital expenditures for additional equipment to support increases to our production capacity;
-	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
-	The additional costs, including legal accounting and consulting fees, of being a public company and the related compliance activities.

Notes receivable consisted of a $1.7 million promissory note payable by Glodenstone related to the sale of 56.08% interest in AoHong Chemical to Glodenston. We received the full payment from Glodenstone in early January 2012.

The loan receivable of $3.2 million at March 31, 2012 and $3.1 million at December 31, 2011 relates to a loan we made to Zhucheng Public Hospital, which is secured by its land use right, property and fixed assets. The interest on the loan is 12% per annum and principal balance, plus accrued and unpaid interest, was due on October 28, 2011. On October 31, 2011, the two parties entered into an agreement to renew the loan for another year, extending the due date to November 30, 2012.

Loans payable of $5.6 million at March 31, 2012 and December 31, 2011 consist of various short term loans and bank acceptance bills with financial institutions in the PRC.  The proceeds from these loans were generally used for working capital purposes and to expand our porcelain tile production capacity. Depending on availability of cash on hand, we expect to pay the loans back or renew the outstanding loans when they become due.

Notes payable – related party consist of promissory notes payable to Chine Direct Investments, Inc. On July 1, 2011, we consolidated our notes payable to China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of CD International Enterprises, Inc., a principal shareholder of our company, into one promissory note in the amount of $1,007,420, which is due on December 31, 2011, and bears interest rate of 4% per annum, payable on the due date of the note. We paid the amount in full in January 2012.

Due to related party of $0.6 million at December 31, 2011 comprised consulting service fees we owed to China Direct Investment, Inc. and accrued interest related to a promissory note payable to China Direct Investments, Inc. We paid this amount in full in January 2012.

         Other payable primarily consists of amounts due for construction services and goods related to the construction of our interior porcelain wall tile production line and amounts payable to social security funds in accordance with the Chinese laws and regulations.

Cash Flow Analysis

NET CASH FLOW FROM OPERATING ACTIVITIES:

For the quarter ended March 31, 2012, cash provided by operating activities was $5.2 million compared to $2.0 million for the same period in 2011. The increase is due primarily to $3.2 million net income and favorable changes in our working capital accounts primarily related to a collection of $1.7 million Glodenstone note receivable.

NET CASH FLOW FROM INVESTING ACTIVITIES:

Net cash used in investing activities consists solely of expenditures for property, plant, and equipment and were $0.3 million for the quarter ended March 31, 2012, compared to $0.1 million for the same period in 2011.  The increase was due primarily to the cash payment related to purchase and installation of a new production line to expand our production of interior porcelain wall tiles

NET CASH FLOW FROM FINANCING ACTIVITIES:

Net cash used in financing activities was $1.5 million for the quarter ended March 31, 2012, compared to $0.8 million for the same period in 2011 and reflects the repayment of note payable – related party during the 2012 period.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that we are required to disclose.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with U.S. GAAP.

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

            Fair Value of Financial Instruments

We follow ASC 820, “Fair Value Measurements and Disclosures.” Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Impairment of long-lived assets

In accordance with ASC 360-10 , “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the three month periods ended March 30, 2012 and 2011, respectively.

Acquisitions

We account for acquisitions using the acquisition method of accounting in accordance with ASC 805 Business Combinations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012.

Based on this evaluation we concluded that as of March 31, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 27, 2012 we issued an aggregate of 8,908,189 shares of our common stock upon automatic conversion of two convertible promissory notes in the aggregate principal amount of $25,815,138 issued by us in furtherance of the June 30, 2011 share exchange agreement pursuant to which we acquired China Ziyang. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provide by Section 3(a)(9) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE

We do not own or operating any mines within the U.S. and are therefore not subject to the Mine Safety & Health Act of 1977.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.		Description of Exhibit
10.38	*	Loan Agreement due March 1, 2013 from Zhucheng Ziyang Ceramic Co., Ltd. to Agriculture Bank of China Zhucheng Branch
10.39	*	Loan Agreement dated March 26, 2012 from Zhucheng Ziyang Ceramic Co., Ltd. to Shengzhen Development Bank Qingdao Branch
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ziyang Ceramics Corporation
Date: May 14, 2012	By: /s/ Lingbo Chi
Lingbo Chi, Chief Executive Officer (principal executive officer)

Date: May 14, 2012	By: /s/ Ping Wang
Ping Wang, Chief Financial Officer (principal financial and accounting officer)