Form 10-Q
period 2012-06-30
Ziyang Ceramics Corp
filed 2012-08-13
CIK 1093903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  10,001,220 shares of common stock are issued and outstanding as of August 10, 2012.

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenues	$14,361,298	$9,864,590	$25,772,634	$17,348,207
Cost of sales	8,965,880	6,377,882	16,067,307	11,221,586
Gross profit	5,395,418	3,486,708	9,705,327	6,126,621

Operating expenses:
Selling expenses	67,791	45,197	119,554	94,453
General and administrative	462,760	568.090	876,132	1,041,774
Total operating expenses	530,551	613,287	995,686	1,136,227

Operating income	4,864,867	2,873,421	8,709,641	4,990,394

Other income (expenses):
Other expenses	(14,446)	(47,653)	(16,954)	(47,691)
Interest income	102,358	101,068	206,868	199,660
Interest expense	(111,212)	(142,385)	(233,850)	(270,126)
Gain from change in fair value of derivative liability	24,818	-	24,574	-
Total other income (expenses)	1,518	(88,970)	(19,362)	(118,157)

Income before income taxes	4,866,385	2,784,451	8,690,279	4,872,237

Income taxes	886,773	524,240	1,552,722	877,418

Net income	$3,979,612	$2,260,211	$7,137,557	$3,994,819

Comprehensive income:

Net income	$3,979,612	$2,260,211	$7,137,557	$3,994,819

Foreign currency translation gain	154,960	664,243	142,980	316,204

Comprehensive income	$4,134,572	$2,924,454	$7,280,537	$4,311,023

Basic and diluted income per common share	$0.40	$3.83	$0.82	$6.77

Weighted common shares outstanding- basic and diluted	10,001,220	590,035	8,728,448	590,035

The accompanying notes are an integral part of these unaudited financial statements.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$5,757,153	$5,871,256
Notes receivable	-	1,728,340
Loan receivable	3,170,125	3,148,466
Accounts receivable	400,117	554,744
Inventories, net	4,686,336	2,629,125
Prepaid expenses and other current assets	158,849	214,977
Total Current Assets	14,172,580	14,146,908

LONG TERM ASSETS:
Property, plant and equipment, net	15,592,141	16,067,234
Long term prepaid expenses	7,874,030	2,796,828
Other long term assets	170,721	236,181
Total Assets	$37,809,472	$33,247,151

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable-short term	$4,755,187	$5,588,527
Notes payable - related party	-	1,007,420
Accounts payable and accrued expenses	1,797,083	2,004,573
Advance from customers	475,247	332,495
Due to related party	2,135	559,325
Taxes payable	809,126	525,851
Derivative liability	203	24,777
Other payables	951,232	1,229,326
Total Current Liabilities	8,790,213	11,272,294

LONG-TERM LIABILITIES:
Loans payable-long term	-	236,135
Total Liabilities	8,790,213	11,508,429

SHAREHOLDERS' EQUITY:
Common stock ($0.001 par value, 500,000,000 shares authorized; 10, 001,220 and 1,091,812 shares outstanding at June 30, 2012 and December 31, 2011.)	10,001	1,092
Additional paid-in capital	7,311,603	7,320,512
Retained earnings	20,463,880	13,326,323
Other comprehensive income	1,233,775	1,090,795
Total Shareholders' Equity	29,019,259	21,738,722
Total Liabilities and Shareholders' Equity	$37,809,472	$33,247,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:	Unaudited	Unaudited
Net income	$7,137,557	$3,994,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	782,275	510,827
Amortization of intangible assets	38,651	37,296
Amortization of other long term assets	69,819	27,761
Gain from fair value change in derivative liabilities	(24,574)	-
Changes in assets and liabilities:
Accounts receivable	158,619	141,493
Notes receivable	1,728,340	-
Prepaid expenses and other current assets	57,663	86,082
Inventories	(2,041,130)	(84,360)
Accounts payable and accrued expenses	(219,019)	(24,017)
Due to related party	(57,190)	-
Other payables	(99,482)	630,510
Taxes payable	279,933	280,595
Advance from customers	140,603	(108,470)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,952,065	5,492,536

INVESTING ACTIVITIES:
Investment in long-term prepaid rental assets	(5,104,257)	-
Purchase of property, plant and equipment	(384,318)	(2,887,283)
NET CASH USED IN INVESTING ACTIVITIES	(5,488,575)	(2,887,283)

FINANCING ACTIVITIES:
Proceeds from loans payable	-	306,204
Repayment of loans payable	(1,110,635)	-
Repayment of notes payable	-	(551,167)
Decrease in restricted cash	-	551,167
Decrease in notes payable-related party and due to related party	(1,507,420)	-
Dividends paid	-	(1,532,510)
NET CASH USED IN FINANCING ACTIVITIES	(2,618,055)	(1,226,306)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	40,462	126,586

NET (DECREASE) INCREASE IN CASH	(114,103)	1,505,533

CASH - beginning of period	5,871,256	4,851,436

CASH - end of period	$5,757,153	$6,356,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$679,822	$672,236
Cash paid for interest	$233,850	$270,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

On June 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) to acquire all of the issued and outstanding capital stock of China Ziyang Technology Co., Limited, a Hong Kong company (“China Ziyang Technology”). China Ziyang Technology acquired 100% of the capital stock of Ziyang Ceramic Company Limited, a Chinese company (“Ziyang Ceramics”) on June 29, 2011 in exchange for payment to the former shareholders of Ziyang Ceramics of RMB 50,000,00 (approximately $7,632,000). Under the terms of the Share Exchange Agreement, we exchanged 236,013,800 shares of our common stock (the “Pre-Reverse Split Shares”), representing approximately 54.0% of our issued and outstanding shares, and a Convertible Promissory Note in the principal amount of $14,739,932 which bore interest at the rate of 3% per annum and was automatically convertible into 7,369,966 shares of our common stock, after giving effect to a then proposed 400 for 1 reverse stock split of our common stock (the “Post-Reverse Split Shares”), for 100% of the outstanding shares of China Ziyang Technology. Because we did not have a sufficient number of authorized shares at the time the transaction was completed to issue the full amount of shares required for the acquisition of China Ziyang Technology, we issued the convertible note which automatically converts into the Post Reverse Split Shares once the aforementioned reverse stock split became effective. On January 27, 2012, 400 for 1 reverse stock split became effective and the Convertible Promissory Note automatically converted into 7,369,966 shares of our common stock, which resulted in the former shareholders of Ziyang Ceramics owning 79.6% of our issued and outstanding common stock. As a result of the consummation of the Share Exchange Agreement, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries. The transaction was accounted for as a reverse merger and recapitalization of China Ziyang Technology whereby China Ziyang Technology is considered the acquirer for accounting purposes. Effective as of June 30, 2011, our Board of Directors elected to change our fiscal year from September 30 to December 31 consistent with the fiscal year end of Ziyang Ceramics.

Our business is now conducted through our Ziyang Ceramics subsidiary, which manufactures and distributes porcelain tiles used for interior residential and commercial flooring and walls. Ziyang Ceramics was established in January 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2011 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars ("$") was made at the following exchange rates for the respective periods:

As of June 30, 2012	RMB 6.3089 to $1.00
As of December 31, 2011	RMB 6.3523 to $1.00

Three months ended June 30, 2012	RMB 6.3078 to $1.00
Three months ended June 30, 2011	RMB 6.4924 to $1.00

Six months ended June 30, 2012	RMB 6.3027 to $1.00
Six months ended June 30, 2011	RMB 6.5316 to $1.00

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

Cash and cash equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of June 30, 2012, we held $5,756,529 of our cash and cash equivalents with commercial banking institutions in the People's Republic of China ("PRC"), and $624 with banks in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2012.

Research and development

We invest in developing new and high-end products and improving production efficiency both through our internal research and development staff and in partnership with industry consultants from time to time. We developed a new product Pilates flooring tiles, an advanced type of polycrystalline powder porcelain tiles with mixed appearances of ceramic, porcelain, and stone textures.

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

In May 2012, we made technical improvements on the cooling system for wall tiles production, dust recycling system, and early warning system for brick stacking in the kiln. These improvements have effectively served the purposes of reducing energy consumption and dust pollution and improved working efficiency and safety.

 For the six months ended June 30, 2012 and 2011, we recorded $38,079 and $22,965 of research and development expense, respectively.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2012 and December 31, 2011, bad debt allowance balances were zero. There is no bad debt expense during the six months ended June 30, 2012 and 2011.

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Impairment of long-lived assets

Our long-lived assets, which include property, plant and equipment and prepaid rent under our land lease (intangible), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  We determined there were no impairments of long-lived assets as of June 30, 2012 and December 31, 2011.

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

Revenue recognition

We follow the guidance of ASC 605, "Revenue Recognition,” and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Value added tax

Since we use recycled raw materials to manufacture its products, the State Administration of Taxation in the PRC has granted us value added tax (“VAT”) exemption on sales of finished goods. The tax exemption is subject to review and approval of the tax authority on an annual basis.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

NOTE 3 – INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$1,613,979	$722,352
Supplementary materials	239,735	286,997
Packing materials	153,808	59,524
Finished goods	2,678,814	1,575,830
	4,686,336	2,644,703
Less: reserve for obsolete inventory	-	(15,578)
	$4,686,336	$2,629,125

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011

Advances to suppliers	$45,589	$-
Other receivables	113,260	214,977
	$158,849	$214,977

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 6 – NOTES RECEIVABLE

On June 9, 2011, our shareholders approved the sale of our 56.08% interest in our former subsidiary, AoHong Chemical, to Glodenstone. Following the June 9, 2011 shareholders’ meeting, we completed the sale of its 56.08% interest in AoHong Chemical to Glodenstone for $3,508,340 payable by Glodenstone’s forgiveness of the $1,780,000 debt we owed Glodenstone and the delivery to us of Glodenstone’s promissory note in the principal amount of $1,728,340. The promissory note bore interest at an annual rate of 5%, was due December 31, 2011 and was secured by Glodenstone’s 56.08% ownership interest in AoHong Chemical. We received the full payment from Glodenstone in early January 2012.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	Estimated Life	June 30, 2012	December 31, 2011

Plant and Buildings	10-25 Years	$7,473,077	$7,422,020
Auto	5 Years	356,283	353,848
Machinery and Equipment	5 -10 Years	13,252,945	12,967,854
		21,082,305	20,743,722
Less: Accumulated Depreciation		(5,490,164)	(4,676,488)
		$15,592,141	$16,067,234

In August 2011, Ziyang Ceramics completed the construction and installation of a new production line for its new line of interior porcelain wall tiles, which resulted in a reclassification of $1,325,476 from construction in progress to plant and buildings, and $5,376,476 to machinery and equipment. The production on the new line commenced in August, 2011. As of June 30, 2012, we do not have any construction in progress.

As of June 30, 2012 and December 31, 2011, the net book value of property, plant and equipment pledged as collateral for bank loans was $1,047,726, and $1,138,346, respectively. Refer to Note 10 – Loans Payable for details on the terms and covenants on these loans.

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

On April 30, 2012, Ziyang Ceramics entered a 30-year land lease with West LvBiao Village located in LvBiao Town of Zhucheng City in Shandong Province, China. Pursuant to the lease, Ziyang Ceramics leased 24 acres of the land in West LvBiao Village for 30 years from May 1, 2012 to April 30, 2042. The one-time rent for the lease was RMB 32,170,600 (approximately $5,104,257 at the time of payment) and was due on May 10, 2012. We paid the full amount of the rent in the second quarter of 2012 and have recognized it as long-term prepaid rental assets on the property.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

At June 30, 2012 and December 31, 2011, long term prepaid expenses are as follows:

	Useful Life	June 30, 2012	December 31, 2011

Prepaid rent – Lvbiao	30 Years	$1,153,847	$1,145,964
Prepaid rent – Huanghua	50 Years	1,938,215	1,924,973
Prepaid rent – West Lvbiao	30 Years	5,096,575	-
		8,188,637	3,070,937
Less: Accumulated Amortization		(314,607)	(274,109)
		$7,874,030	$2,796,828

NOTE 9 – OTHER LONG TERM ASSETS

Other long term assets consists of mining rights that cover six mining areas all located in Zhucheng City of Shandong Province in China. We have obtained the right to mine these areas under the terms of mining right permits that permit us to extract specified quantities of white clay deposits on these properties. We use the extracted material as raw materials in the production of ceramic tiles we manufacture and sell. These mining right permits cover a period of 4 to 8 years which we treat as the useful life, with expiration dates varying from January 2013 to October 2019. We amortize the mining rights on a straight-line basis over the useful life of each individual mining right permit.

Other long term assets consist of the following mining right permits:

	Useful life	June 30, 2012	December 31, 2011

Wa Dian Shi Jia Lake Quarry	6 Years	$61,183	$60,765
Zhu Pan San Village Clay Quarry	6 Years	91,933	91,305
Wei Jin Zi Clay Quarry	5 Years	64,988	64,544
Meng Family Zhuang Zi Village Clay Quarry	4 Years	32,494	32,272
Zhu Pan San Village Clay Quarry II	8 Years	114,125	113,345
Pan Family Village Quarry	5 Years	54,209	53,839
		418,932	416,070
Less: Accumulated Amortization		(248,211)	(179,889)
		$170,721	$236,181

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 10 – LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2012	December 31, 2011
To Agriculture Bank of China Zhucheng Branch, due on March 1, 2013. Interest payable monthly within 15% float against the bank’s benchmark interest rate.	$1,585,062	$-
To Shengzhen Development Bank Chenyang Branch, due on March 25, 2013. Interest payable monthly within 15% float against the bank’s benchmark interest rate.	1,426,556	-
To Shandong Zhucheng Rural Cooperation ("SZRC") Bank, due on July 25, 2012.Interest payable monthly at an annual rate of 8.528%. Pledged by property, plant and equipment. See Note 7 for amount pledged.	1,505,809	1,495,521
To Shengzhen Development Bank Chenyang Branch, due on March 23, 2012. Interest payable monthly at an annual rate of 6.363%. Guaranteed by a third party: Zhucheng Chunguang Electron Co., Ltd	-	1,416,810
To Agriculture Bank of China Zhucheng Branch, due on March 8, 2012. Interest payable monthly at an annual rate of 6.741%. Guaranteed by a third party: Zhucheng Ruiyusheng Wool Textile Co., Ltd.	-	1,574,233
To Bank of Weifang, due on May 26, 2012. Interest payable monthly at an annual rate of 8.834%. Guaranteed by a third party: Zhucheng Guoxin Plastics Co., Ltd.	-	1,101,963
To SZRC Bank, due on November 10, 2012. Interest payable monthly at an annual rate of 6.560%. Guaranteed by related parties: Linbo Chi, president of the Company and Ping Wang, Chief Financial Officer of the Company; and third parties: Shandong Hongguang Electric Power Padding Co., Ltd. and Zhucheng Car Repair Co., Ltd.	237,760	236,135
Total	4,755,187	5,824,662
Less: current portion	(4,755,187)	(5,588,527)
Long-Term portion of Loans payable	$-	$236,135

We are in compliance with the terms and covenants of the above loans as of June 30, 2012. We paid off the loan payable due on July 25, 2012, to SZRC on July 25, 2012.

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

NOTE 12 – DUE TO RELATED PARTY

At June 30, 2012 and December 31, 2011, our related party payable to former Ziyang Ceramics shareholders and CD International Enterprises, Inc., our corporate management service provider and owner of approximately 16.8% of our common stock, was $2,135 and $559,325, respectively, comprised of the following:

	June 30, 2012	December 31, 2011
Interest payable	$-	$20,149
Professional fees	2,135	39,176
Consulting fees	-	500,000
Due to Related Party	$2,135	$559,325

The interest payable of $20,149 reflects the accrued interest on the $1,007,420 of promissory notes due to China Direct Investments, Inc. --see Note 11 – Notes Payable – Related Party.

The professional fees represent legal, auditing, public and investor relations fees that have been paid by China Direct Investments, Inc. on our behalf.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

	June 30, 2012	December 31, 2011
Payables related to construction in progress	$188,242	$493,843
Social security payable	740,543	735,483
Other payable	22,447	-
Total	$951,232	$1,229,326

NOTE 14 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

On June 30, 2011, we entered into a Share Exchange Agreement among us, China Ziyang Technology and its shareholder Best Alliance Worldwide Investments Limited (“BAW”) which owned 100% of the outstanding shares of Ziyang Ceramics.

Under the Share Exchange Agreement, we exchanged 590,035 shares of Post-Reverse Split Shares of our common stock representing approximately 54.0% of our issued and outstanding shares and a Convertible Promissory Note in the principal amount of $14,739,932 which bore interest at the rate of 3% per annum and was automatically convertible into 7,369,966 shares of our Post-Reverse Split Shares of common stock for 100% of the outstanding shares of China Ziyang Technology. On September 30, 2011 we amended the Convertible Promissory Note issued to BAW to eliminate the requirement for payment of interest. The Post-Reverse Split Shares represented approximately 79.6% of our issued and outstanding common stock. As a result of the consummation of the Share Exchange Agreement, China Ziyang Technology and Ziyang Ceramics are now our wholly-owned subsidiaries.

As discussed in Note 1, on June 13, 2011 we entered into a consulting agreement with China Direct Investments, Inc. and its affiliate, substantial shareholders of our company, whereby China Direct Investments, Inc. agreed to perform certain consulting services for us, including identifying and evaluating companies for possible acquisition, performance of due diligence, and coordination of legal accounting and SEC filings in connection with possible acquisition targets.  As compensation for China Direct Investments, Inc.’s services that were completed on June 30, 2011, we issued China Direct Investments, Inc. a convertible promissory note in the principal amount of $11,075,206 (the “China Direct Investments, Inc. Convertible Note”) and agreed to pay China Direct Investments, Inc. $500,000 in cash upon our receipt of the loan payment proceeds from Glodenstone .  The China Direct Investments, Inc. Convertible Note bore interest at the rate of 3% per annum and was automatically convertible into 1,538,223 shares of our Post-Reverse Split Shares of common stock. On September 30, 2011 we amended the China Direct Investments, Inc. Convertible Note to eliminate the requirement for payment of interest. Because the terms of the China Direct Investments, Inc. Note were such that it could only be settled through the issuance of our common stock, we accounted for the note as an equity transaction and included it as additional paid in capital.

The 400 for 1 reverse stock split of our issued and outstanding common stock was effective on January 27, 2012. As a result, the Convertible Promissory Note issued to BAW and the China Direct Investments, Inc. Convertible Note were automatically converted to 7,369,966 and 1,538,223 shares, respectively, of our common stock, respectively.

The Convertible Promissory Note issued to BAW and the China Direct Investments, Inc. Convertible Note were structured in the manner of a recapitalization such that the notes could be settled only in shares of our common stock. The terms of the promissory notes provided that, immediately following the date on which we filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida increasing the number of its authorized shares of common stock or upon completion of a reverse stock split so that there are a sufficient number of authorized shares of our common stock to permit a full conversion of the principal amount of these notes, all amounts will convert into shares of our common stock at the predetermined conversion price without any action of the holders. In addition, as the shareholders of BAW and Ziyang Ceramics are the same individuals, who became our controlling interest holders, approval from shareholders to increase authorized shares or to reverse split currently outstanding common stock is deemed within our control. Accordingly, the convertible promissory notes were accounted for as additional paid in capital.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Stock Options

Stock option activity for the six months ended June 30, 2012 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	20,625	$36.00
Granted	-	-
Exercised	-	-
Forfeited	(7,125)	36.00
Balance at June 30, 2012	13,500	$36.00

Common Stock Warrants

Between August and October, 2007 we sold units of our securities consisting of 119,267 shares of common stock and granted common stock purchase warrants to purchase 131,194 shares of common stock with a par value of $0.4 per share, exercisable at $48.00 per share. Under the terms of this subscription agreement, in the event we were to issue any shares of common stock or securities convertible into shares to any third party purchaser at a price less than the offering price, each purchaser has the right to apply the lowest such price. We noted the guidance provided under EITF Issue No. 07-5 “ Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock ,” effective for financial statements issued for fiscal years beginning after December 15, 2008 (including the succeeding content under ASC Section 815-40-15), and determined that such a feature, commonly known as a most favored nations provision, rendered these warrants not indexed to our own stock, which require the warrants to be recorded at fair value as a derivative liability

At June 30, 2012, we had 20,875 warrants outstanding that were subject to the most favored nations’ provision and a related derivative liability of $203.  Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at June 30, 2012 were as follows:

Expected life (years)	0.25
Risk free rate of interest	0.09%
Volatility	189%
Dividend yield	0%

Stock warrant activity for the six months ended June 30, 2012 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	136,939	$32.00
Granted	-	-
Exercised	-	-
Expired	(495)	32.00
Balance at December 31, 2011	136,444	$32.00
Granted	-	-
Exercised	-	-
Expired	(5,250)	32.00
Balance at June 30, 2012	131,194	$32.00

NOTE 15 - EARNINGS PER SHARE

On January 27, 2012, our common stock effected a 400 to 1 reverse split. As a result of the reverse stock split, each 400 shares of our common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split became one share of our common stock on the effective date of the reverse stock split. No fractional shares of common stock were issued to any shareholder in connection with the reverse stock split and all fractional shares which might have otherwise be issuable as a result of the reverse stock split were rounded up to the nearest whole share.

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,979,612	$2,260,211	$7,137,557	$3,994,819

Basic weighted average number of common shares outstanding	10,001,220	590,035	8,728,448	590,035
Stock Awards, Options, and Warrants	-	-	-	-
Dilutive weighted average common shares outstanding	10,001,220	590,035	8,728,448	590,035
Basic and Diluted Earnings Per Common Share:
Earnings per share - basic	$0.40	$3.83	$0.82	$6.77

Earnings per share - diluted	$0.40	$3.83	$0.82	$6.77

In conjunction with the Ziyang Ceramics reverse acquisition of June 30, 2011, we issued two convertible promissory notes to Ziyang Ceramics former shareholders and to China Direct Investments, Inc. on June 30, 2011, that were convertible into 7,369,966 shares and 1,538,223 shares of our common stock, respectively. Conversion was effective on January 27, 2012. As a result, these shares were included in the calculation of basic and diluted earnings per share.

For the three and six months ended June 30, 2012, outstanding warrants to purchase common stock, which could have resulted in the issuance of 131,194 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for the three and six months ended June 30, 2012

NOTE 16 – CONCENTRATIONS AND CREDIT RISK

(i)	Concentration risk

No one customer accounted for more than 10% of our total revenues for the first six months of 2012 and 2011. During the first six months of 2012, coal brokers Mou Shan and Zhucheng Electric Company accounted for approximately 24.15% and 22.15%, respectively, of our total purchases for energy services.

(ii)	Credit risk

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

(iii)	Foreign currency risk

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

ZIYANG CERAMICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 17 – COMMITMENTS AND CONTINGENCIES

On October 7, 2010, we entered into a guarantee agreement with the China Agriculture Bank Zhucheng Branch, under which we guaranteed repayment of a loan in the amount of RMB 15,000,000 (approximately $2,308,000) that the bank issued to Zhucheng Chunguang Electronics Co., a third party, for a term of two years. In October 2011, Zhucheng Chungguang Electronics Co. paid back the loan in full.

NOTE 18 – SUBSEQUENT EVENTS

On July 25, 2012, we paid off the loan payable due on July 25, 2012, to Shandong Zhucheng Rural Cooperation Bank. (See Note 10).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent filings with the Securities and Exchange Commission.

Overview

We manufacture and distribute porcelain tiles used for interior residential and commercial flooring and walls. Since its inception in 2006, Ziyang Ceramics has expanded its operations to include two production lines with annual total production capacity of approximately 11 million square meters of porcelain flooring tiles in more than 50 different size and color combinations. In August 2011, we launched the production of a newly built line of interior porcelain wall tiles with annual production capacity of approximately 80 million square feet. We sell porcelain flooring tiles under the “Fuyunde”, “Luckway” and “GEF” brand names and interior wall tiles under the brand name “Dameiyinghua” through a distribution network of approximately 176 distributors across 10 provinces concentrating on major second and third tier cities primarily in Eastern and Central China.

Overall Performance

For the second quarter of 2012, our net revenue increased 45.6%, over the same period in 2011. Our operating income in the second quarter increased by 69.3%, as compared with the same period in 2011. Net income for the second quarter of 2012 increased $76.1% as compared with the same period in 2011.

Our net revenue increased 48.6% for the six months ended June 30, 2012, over the same period in 2011. Our operating income for the six months ended June 30, 2012 increased 74.5% compared with the same period in 2011. Net income for the six months ended June 30, 2012 increased 78.7% compared with the same period in 2011.

Results of Operations

Net Revenues

The increase in our net revenues for the second quarter of 2012 from the comparable period in 2011 was primarily due to $5.1 million revenue from our new line of interior porcelain wall tiles, partially offset by a decrease of $0.7 million in sales from lower end product of patterned polished porcelain tiles.

For the second quarter of 2012, our sales revenue from existing products (excluding wall tile products launched in August 2011) decreased $0.6 million, or 6.5%, compared with the same period in 2011. The decrease was primarily due to a decrease in sales volume from lower end product of patterned polished porcelain tiles, reflecting our strategy to gradually exit from the lower end product market.

The increase in our net revenues for the six months ended June 30, 2012 from the comparable period in 2011 was primarily due to $9.3 million revenue from our new line of interior porcelain wall tiles, which commenced production in August 2011, coupled with $1.1 million increase from higher sales price of our higher priced premium polycrystalline porcelain tiles, partially offset by a decrease of $2.4 million in sales from lower end product of patterned polished porcelain tiles.

Excluding wall tile products launched in August 2011, our sales revenue from existing products decreased $0.9 million, or 5.5% for the six months ended June 30, 2012, as compared to the same period in 2011. The decrease was primarily due to the decrease in sales from lower end product of patterned polished porcelain tiles, partially offset by an increase of $1.5 million in sales of our higher priced premium polycrystalline porcelain tiles and ultra bright polished porcelain tiles.

Cost of Sales

For the second quarter of 2012, cost of sales as a percentage of sales revenues decreased to 62.4% from 64.7% for the same period in 2011. Cost of sales as a percentage of sales revenues decreased to 62.3% for the six months ended June 30, 2012 from 64.7% in the same period of 2011. The decrease of cost of sales as a percentage of sales revenue in both periods was primarily due to sales of our higher priced premium polycrystalline porcelain tiles discussed below.

Gross Profit

For the second quarter of 2012, gross profit increased 54.7% compared with the same period in 2011. Gross margin for the second quarter of 2012 increased to 37.6% from 35.4% in the same period in 2011.  Gross profit in the six months ended June 30, 2012 increased 58.4% compared with the same period in 2011 and gross margin for the six months ended June 30, 2012 increased to 37.7% from 35.3% for the same period in 2011. The increase in gross margin was primarily due to our higher priced premium polycrystalline porcelain tiles with a gross margin of approximately 42% as compared to approximately 35% for the same periods in 2011.  This change in margins was primarily attributable to an increase of 8.9% and 9.9%, respectively in sales price while unit cost decreased by 2.1% and 0.7%, respectively, for the three and six months ended June 30, 2012 from the comparable periods in 2011.

Operating Expenses:

Selling Expenses

For the second quarter of 2012, selling expenses in absolute dollars increased 50.0% compared with the same period in 2011. Selling expenses as a percentage of sales revenue remained relatively constant in both periods. The increase in the 2012 period was due primarily to expenses related to sales agency promotion for our higher priced premium polycrystalline porcelain tiles and interior porcelain wall tiles.

Selling expenses for the six months ended June 30, 2012 in absolute dollars increased 26.6%, compared with the same period in 2011. Selling expense as a percentage of net revenue decrease to 0.46% for the six month ended June 30, 2012, from 0.54% for the same period in 2011, reflecting improved efficiency and economy of scale coupled with strong growth in sales volume.

General and Administrative (G&A) Expenses

G&A expenses for the second quarter of 2012 decreased 18.5% compared with the same period in 2011. As a percentage of sales revenue, G&A decreased to 3.2% for the second quarter of 2012 from 5.8% in the same period of 2011. The decrease for the 2012 period was due primarily to $0.1 million decrease in retirement insurance expense, since we had higher estimated accruals for retirement insurance in the 2011 period.

G&A expenses for the six months ended June 30, 2012 decreased 15.9% compared with the same period in 2011. As a percentage of sales revenue, G&A decreased to 3.4% for the six months ended June 30, 2012 from 6.0% in the same period of 2011. The decrease for the 2012 period was due primarily to $0.2 million decrease in retirement insurance expense and real estate tax expense, partially offset by an increase of $0.1 million in salary and employee welfare expenses.

Income Tax Expense

Our income tax expense in the six months ended June 30, 2012 and 2011 reflects an effective tax rate of approximately 18%. The statutory rate in the PRC is 25%. We are able to take advantage of certain tax benefits which improve our net income. Our sales of finished goods are exempt from a 17% VAT and we are entitled to a deduction from income taxes in an amount equal to 10% of our revenues because we recycles gas and heat and uses certain types of raw materials in the manufacture of our products. Eligibility for this tax benefit is subject to review every two years with the next renewal date on January 1, 2013.

Net Income

        Net income in the second quarter of 2012 increased 76.1% compared to the same period in 2011. Net income in the six months ended June 30, 2012 increased 78.7% from the same period in 2011. The increases in our net income for the 2012 periods were the result of higher sales volume and revenues from our new line of interior porcelain wall tiles, partially offset by higherproduction costs for manufacturing labor, raw materials and utilities, as discussed above.

Our Outlook

We believe that the demand for ceramic products, especially high-quality, multi-featured products, in the PRC continues to increase, driven by urbanization, growth of the second and third tier cities, rural housing renovation and government sponsored social welfare housing.  We believe this trend will continue in the foreseeable future.  In 2012, the Chinese ceramic industry has continued to experience significant product upgrading and branding campaigns driven by consumer demand for these products. In such market environment, our high-end flooring decorative product polycrystalline porcelain tiles and interior wall tiles have gained market traction at all levels of consumer's demand. At the same time, the Chinese government has implemented stricter policies on energy consumption and pollution control pressuring the ceramic tiles industry to seek environmental-friendly and low carbon operations.

We successfully upgraded our product offerings and improved operational efficiencies. In August 2011, our newly-built production line of interior porcelain wall tiles, the high-end wall decorative products, was launched into production. Since launch, our interior porcelain wall tiles have a strong growth in sales. For the first six months of 2012, our interior wall tiles have claimed approximately 36% of our total revenues. We expect that the sales of interior wall tiles will continue to grow for the rest of 2012.

During the first six months of 2012, we continued to expand distribution network especially in the Eastern part of Shandong Province. As of June 30, 2012, we have 176 distributors across 10 provinces in China for our flooring and wall tiles. In June 2012 we announced that we had signed 10 new distribution agreements with distributors in Shandong and Jiangsu provinces of China during the second quarter of 2012.  These new distribution agreements collectively call for minimum sales orders of approximately $1.3 million per month during the balance of 2012.  Under the terms of the agreements, we will provide our full line of floor and interior wall tiles to the distributors on a private label basis. We will also provide warehousing and will receive full payment for each order prior to its release from the warehouse. During the second quarter of 2012 we received a total of approximately $160,000 from the 10 distributors as a refundable cash deposit provided they meet certain minimum sales targets.

In the preparation of future expansion, we have leased 24 acres of the land in West LvBiao Village located in LvBiao Town of Zhucheng City in Shandong Province for 30 years expiring on April 30, 2042. We are contemplating to build a new production line of interior wall tiles on this parcel of land when sales demand exceeds our current production capacity. In addition, we are in the process of developing new premium interior wall tiles in different specifications for future offering.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of June 30, 2012, we had cash on hand of $5.8 million, and our working capital was $5.4 million, compared with cash on hand of $5.9 million and working capital of $2.9 million at December 31, 2011.

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

Notes receivable at December 31, 2011 consisted of a $1.7 million promissory note payable by Glodenstone related to the sale of 56.08% interest in AoHong Chemical to Glodenstone. We received the full payment from Glodenstone in early January 2012.

The loan receivable of $3.2 million at June 30, 2012 and $3.1 million at December 31, 2011 relates to a loan we made to Zhucheng Public Hospital, which is secured by its land use right, property and fixed assets. The interest on the loan is 12% per annum and principal balance, plus accrued and unpaid interest, was due on October 28, 2011. On October 31, 2011, the two parties entered into an agreement to renew the loan for another year, extending the due date to November 30, 2012.

Inventory amounted to $4.7 million at June 30, 2012, an increase of $2.1 million compared with December 31, 2011. The increase was primarily due to increased sales and production volume related to our new line of interior wall tile products, which required higher inventory level in both raw material and finished goods. We expect that inventory level will increase in line with our projected sales growth.

In April 2012, we entered into a 30-year land lease with West LvBiao Village located in LvBiao Town of Zhucheng City in Shandong Province, China. Under the term, we leased 24 acres of the land in West LvBiao Village for 30 years and prepaid the full amount of one-time rent RMB32,170,600 (approximately $5.1 million).  We are contemplating plans to build a new production line of interior wall tiles on this parcel of land based on future market demand for this products, and have not decided yet on the construction timeline for the project.

Loans payable of $4.8 million and $5.6 million at June 30, 2012 and December 31, 2011, respectively, consist of various short term loans and bank acceptance bills with financial institutions in the PRC.  The proceeds from these loans were generally used for working capital purposes and to expand our porcelain tile production capacity. Depending on availability of cash on hand, we expect to pay the loans back or renew the outstanding loans when they become due.

Notes payable – related party consist of promissory notes payable to China Direct Investments, Inc. On July 1, 2011, we consolidated our notes payable to China Direct Investments, Inc., a Florida corporation and a wholly owned subsidiary of CD International Enterprises, Inc., a principal shareholder of our company, into one promissory note in the amount of $1,007,420, which is due on December 31, 2011, and bears interest rate of 4% per annum, payable on the due date of the note. We paid the amount in full in January 2012.

Due to related party of $2,135 and $0.6 million at June 30, 2012 and December 31, 2011 comprised consulting service fees we owed to China Direct Investment, Inc. and accrued interest related to a promissory note payable to China Direct Investments, Inc.

                Other payables primarily consists of amounts due for construction services and goods related to the construction of our interior porcelain wall tile production line and amounts payable to social security funds in accordance with the Chinese laws and regulations.

Cash Flow Analysis

NET CASH FLOW FROM OPERATING ACTIVITIES:

For the six months ended June 30, 2012, cash provided by operating activities was $8.0 million compared to $5.5 million for the same period in 2011. The increase is due primarily to $7.1 million net income, favorable changes in our working capital accounts primarily related to a collection of $1.7 million Glodenstone note receivable, and non-cash reconciliation item of $0.8 million in depreciation.

NET CASH FLOW FROM INVESTING ACTIVITIES:

Net cash used in investing activities for the six months ended June 30, 2012 amounted to $5.5 million as compared to $2.9 million for the same period in 2011. The increase was due primarily to $5.1 million related to long term prepayment of rental assets in the second quarter of 2012 that management plans to secure for our future production plant expansion.

NET CASH FLOW FROM FINANCING ACTIVITIES:

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2012, compared to $1.2 million for the same period in 2011 and reflects the repayment of note payable – related party and repayment of loans payable during the 2012 period.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that we are required to disclose.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with U.S. GAAP.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements appearing elsewhere herein. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Impairment of long-lived assets

In accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the six month periods ended June 30, 2012 and 2011, respectively.

Acquisitions

We account for acquisitions using the acquisition method of accounting in accordance with ASC 805 Business Combinations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012.

Based on this evaluation we concluded that as of June 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION.

In April 2012, we entered into a 30-year Land Lease Agreement with West LvBiao Village located in LvBiao Town of Zhucheng City in Shandong Province, China. Under the terms of the agreement, we leased 24 acres of the land in West LvBiao Village for 30 years and prepaid the full amount of one-time rent RMB32,170,600 (approximately $5.1 million).  We used working capital to pay this amount. In the event is terminated by either party without reasonable cause, the terminating party is obligated to pay the other party a fee of RMB1,000,000 (approximately $158,700). In addition, if we begin excavation on the land, the lessor is entitled to payment of this penalty and we are responsible for its actual losses incurred to restore the land to the original state. Lastly, if the lessor is unable to deliver the land to us within the time specified, we have the right to terminate the agreement and the lessor is obligated to pay us this fee. A copy of the English translation of this Land Lease Agreement is filed as Exhibit 10.41 to this report.

ITEM 6.  EXHIBITS.

Exhibit No.		Description of Exhibit
10.41	*	Land Lease Agreement dated April 30, 2012 by and between West LvBiao Village of LvBiao Town, Zhucheng City and Zhucheng City Ziyang Ceramic Company, Ltd.
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ziyang Ceramics Corporation
Date: August 13, 2012	By: /s/ Lingbo Chi
Lingbo Chi, Chief Executive Officer (principal executive officer)

Date: August 13, 2012	By: /s/ Ping Wang
Ping Wang, Chief Financial Officer (principal financial and accounting officer)